Form 10-Q
period 2008-06-30
POKER MAGIC INC
filed 2008-08-19
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

POKER MAGIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 West Lake Street, Suite 300, Wayzata, MN
(Address of Principal Executive Offices)

(952) 473-3442
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2008 there were 8,814,991 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19

SIGNATURES
		19
EXHIBIT INDEX		20

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheet

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	$247,242	$37,003
Inventory	750	750
Prepaid Expense	5,729	22,296

Total Current Assets	253,721	60,049

Intangible Assets, Net of Amortization	22,746	26,882

Total Assets	$276,467	$86,931

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$19,688	$20,100

Total Current Liabilities	19,688	20,100

Total Liabilities	19,688	20,100

Shareholders' Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 8,814,991 and 7,664,991 shares.	8,815	7,665
Additional Paid-in Capital	610,217	301,867
Deficit Accumulated during the Development Stage	(362,253)	(242,701)

Total Shareholders' Equity	256,779	66,831

Total Liabilities and Shareholders' Equity	$276,467	$86,931

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from January
					10, 2006 (inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008

Operating Expenses
Selling, General & Administrative	$(63,701)	$(42,965)	$(119,945)	$(77,998)	$(362,646)

Operating Loss	(63,701)	(42,965)	(119,945)	(77,998)	(362,646)

Other Income
Interest Income	393	-	393	-	393

Net Loss	$(63,308)	$(42,965)	$(119,552)	$(77,998)	$(362,253)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Weighted-average number of common	8,161,694	7,204,991	7,958,398	7,119,908	6,649,440
shares outstanding

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited)

	For the six	For the six	For the period from
	months ended	months ended	January 10, 2006
	June	June	(inception) to
	30, 2008	30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(119,552)	$(77,998)	$(362,253)

Adjustments to reconcile net
loss to net cash provided
by operating activities:

Amortization of intangible asset	4,136	4,136	18,611
Common stock issued from services	-	-	6,500
Consulting service expense paid in stock	14,567	24,917	73,738
Officers compensation expense paid in stock	2,000	22,000	48,000
Officers compensation expense as contributed capital	22,000	-	22,000
Changes in operating assets and liabilities:
Prepaid expense	-		333
Accounts payable	(412)	3,089	19,688

Net Cash used in operating activities	(77,261)	(23,856)	(173,383)

Cash Flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash Flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	287,500	-	426,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	287,500	-	437,625

Net increase (decrease) in cash	210,239	(23,856)	247,242

Cash, beginning of the period	37,003	41,345	-
Cash, end of the period	$247,242	$17,489	$247,242

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	98,000	127,800

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006. Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and online gaming facilities in the United States.

On June 26, 2008, and as a result of the expiration of the initial test period contemplated in the December 26, 2007 agreement together with the New Jersey Casino Control Commission’s adoption of temporary regulations governing the Winner’s Pot Poker game, the Company entered into an amendment to the License Agreement for the licensing of the game. Presently, two units (each unit consisting of the game’s table layout) are under license. The Company and Bally’s amended the License Agreement to provide that the monthly license fee for the use of one unit for a full week will be $475, and the monthly license fee for an additional unit for weekend use only is $200. The amendment also provides that Bally’s is solely responsible for any costs associated with any repairs or replacements of a unit or table signage resulting from ordinary wear and tear.

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to June 30, 2008, the Company incurred a net loss of $362,253. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three months ended June 30, 2008 and 2007, $4,136 for both of the six months ended June 30, 2008 and 2007 and $18,611 for the period from January 10, 2006 (inception) to June 30, 2008. Estimated amortization expense for the next four years of patents issued as of December 31, 2007 is as follows:

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Years ending December 31:
Remainder of 2008	$4,135
2009	8,271
2010	8,271
2011	2,069
Total	$22,746

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of June 30, 2008 or December 31, 2007.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes SFAS 157 will not have a material impact on the Company’s financial statements.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:
	Three months ended	Three months ended
	June 30, 2008	June 30, 2007
Numerator:
Net loss attributable to common stockholders	$(63,308)	$(42,965)

Denominator:
Weighted-average number of common
shares outstanding	8,161,694	7,204,991

Basic and diluted net loss per common share	$(.01)	$(.01)

			Period from January 10,
	Six months ended	Six months ended	2006 (inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Numerator:
Net loss attributable to common stockholders	$(119,552)	$(77,998)	$(362,253)

Denominator:
Weighted-average number of common
shares outstanding	7,958,398	7,119,908	6,649,440

Basic and diluted net loss per common share	$(.02)	$(.01)	$(.05)

The outstanding warrants during the three and six months ended June 30, 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods. There were no warrants outstanding prior to March 31, 2008.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, stated that if and when the Company receives any revenue generated by Winner's Pot Poker and other similar games, Select Video shall receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

For the period from January 10, 2006 (inception) to June 30, 2008 there was no revenue related to these games.

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On January 10, 2006, the founders of the Company purchased 2,500,000 shares of common stock for $2,500.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video in exchange for 3,022,991 shares of common stock issued at the deemed fair market value of $.001 per share or $3,023.

On May 23, 2006, the Company issued 60,000 shares of common stock at $.25 per share in lieu of cash for liabilities assumed.

During 2006, the Company raised additional cash of $87,500 at $.25 per share through the issuance of 350,000 shares of common stock.

During 2006, the Company issued 22,000 shares to various consultants at $.25 per share for services rendered.

During 2006, the Company issued 100,000 shares valued at $4,000 (value of the services to be provided) for services rendered and to be rendered.

At December 31, 2006 a total of 6,104,991 shares of common stock were issued and outstanding. No warrants or options were issued in 2006.

On January 15, 2007, the Company issued 600,000 shares of common stock to two consultants for services to be provided over a 12 month period commencing on January 15, 2007. These services were valued at $50,000.

On January 15, 2007, the Company issued 500,000 shares of common stock to the two founders for their services to be provided over a 12 month period commencing January 15, 2007. These services were valued at $48,000.

On July 26, 2007, the Company settled the note payable of $7,084 for a cash payment of $2,375 and the issuance of 20,000 shares of common stock valued at $4,709 for payment in full on the note.

In July 2007, the Company raised cash of $20,000 at $.25 per share through the issuance of 80,000 shares of common stock.

On August 1, 2007, the Company issued 65,000 shares of common stock for services to be provided over a 12 month period commencing retroactively on June 1, 2007. These services were valued at $5,000.

On August 1, 2007, the Company issued 100,000 shares of common stock to a consultant for services to be provided over a 12 month period commencing on August 1, 2007. These services were valued at $8,300.

On August 1, 2007, the Company issued 25,000 shares of common stock for services. These services were valued at $1,000.

On November 26, 2007, the Company issued 50,000 shares of common stock to a consultant for services to be provided over a 12 month period commencing on November 26, 2007. These services were valued at $12,500.

In December 2007, the Company raised cash of $30,000 at $.25 per share through the issuance of 120,000 shares of common stock.

The Company believes the value of the services provided during 2007 was the best measurement of the value of the common stock.

In January 2008, the Company raised cash of $25,000 at $.25 per share through the issuance of 100,000 shares of common stock.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

In May 2008, the Company raised cash of $262,500 at $.25 per share through the issuance of 1,050,000 shares of common stock.

On May 28, 2008, the Company issued an investor a warrant to purchase 1,000,000 shares of common stock at a price of $.35 per share if purchased within 6 months of issuance. The price increases to $.425 for months 7 to 12 and increases to $.50 after 12 months. The warrant expires on May 27, 2010.

At June 30, 2008 a total of 8,814,991 shares of common stock were issued and outstanding and 1,000,000 warrants are outstanding.

NOTE 5—INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred. The adoption of FIN 48 did not result in an adjustment to the Company's financial statements.

At June 30, 2008, the Company had federal and state net operating loss carryforward of approximately $328,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities.

NOTE 6—SUBSEQUENT EVENT

On August 5, 2008, the Board of Directors authorized the issuance of 380,000 shares of common stock at $0.25 per share for consulting services to be rendered to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statements, and notes thereto, contained in our Form 10 Registration Statement, as amended, filed with the SEC on August 6, 2008 and relating to our year ended December 31, 2007, and the period from January 10, 2006 (inception) to December 31, 2006.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this section. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods

•	Our need for additional financing

•	The significant risk that our game may not be accepted by casinos or gaming establishments or, ultimately, by gaming consumers and enthusiasts

•	Our inability to obtain required registrations, licenses and approvals with or from appropriate state gaming authorities

•	Changes in legal and regulatory regimes applicable to our business or our games

•	Our inability to effectively protect our intellectual property, or

•	Our inability, for any reason, to retain our executive management personnel.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Poker Magic, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

General Overview

Poker Magic Inc. is a Minnesota corporation formed in January 2006. In this report, we refer to Poker Magic, Inc. as “we,” “us,” “Poker Magic” or the “Company.” We are a development-stage company focused on promoting and placing our Winner’s Pot Poker game into casinos and entertainment facilities country-wide, including those residing in Native American tribal lands. We believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

Our current gaming product is “Winner’s Pot Poker,” which is a table game form of five-card stud poker. In the Winner’s Pot Poker game, the dealer deals each player, and the dealer himself, two cards face down and three cards face up. Each player “antes” before the deal to be eligible to receive cards in the game. After each player has received his or her first three cards from the dealer, each player may either fold or place a first bet equal to the ante. The first bet may not be any more or less than the ante. After the next card is dealt, each of the remaining players has a choice between folding or placing a second bet that must be equal to twice the ante. The dealer may not fold. After the last card is dealt, the hands are compared and the winning hand (determined by using standard poker rankings) takes a predetermined percentage of the total bets and antes made in the course of the game. In addition, players are entitled to make certain optional “bonus bets.”

We had no revenues from January 10, 2006 (inception) through December 31, 2007, or from January 1, 2008 through June 30, 2008. We presently expect to begin generating revenues during fiscal 2008.

For the three and six months ended June 30, 2008, we incurred $63,701 and $119,945 in operating expenses. During both periods, our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments and begin generating revenues, and other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of June 30, 2008, we had $247,242 in cash on hand and current liabilities of $19,688. During the three and six months ended June 30, 2008, we received gross proceeds of $287,500 from the sale of shares of common stock in a private placement. As of the date of this filing, we had $247,242 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2009. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to June 2009.

Management believes that the most significant uncertainties facing the Company relate to our ability to increase our revenues, the accuracy of our expense forecast, our ability to acquire necessary licenses, registrations and approvals, and our ability to obtain financing when and as needed and on terms acceptable to us.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

For the three months ended June 30, 2008 and June 30, 2007, we had no revenues. During both three-month periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game, and (iii) complete the process of amending its Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During the three months ended June 30, 2008 and June 30, 2007, we incurred selling, general and administrative expenses in the pursuit of its plan of operation. For the three months ended June 30, 2008, we incurred selling, general and administrative expenses aggregating $63,701 compared to $42,965 for the three months ended June 30, 2007. The increase in the most recent quarterly period was primarily attributable to increased professional expenses incurred in the course of amending our Registration Statement on Form 10/A filed with the SEC, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

For the six months ended June 30, 2008 and June 30, 2007, we had no revenues. During both six-month periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game, and (iii) complete the process of amending its Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that registration statement were completed and filed with the SEC on March 11 and August 6, 2008.

During the six months ended June 30, 2008 and June 30, 2007, we incurred selling, general and administrative expenses aggregating $119,945 and $77,998, respectively. The increase in the most recent quarterly period was primarily attributable to increased professional expenses incurred in the course of completing the audit of our financial statements for fiscal 2007 (contained in our Registration Statement on Form 10/A filed with the SEC on August 6, 2008) and amending that Registration Statement, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.

Over the six-month period ended June 30, 2008, the most significant components of our selling, general and administrative expenses were (i) general operating and marketing expenses relating to our Winner’s Pot Poker game and (ii) professional expenses for legal and accounting services. These expenses aggregated $37,264 and $49,114, respectively. In addition, we incurred $14,567 in expense relating to consulting services rendered to the Company and $24,000 in expense relating to services rendered to the Company by executive management. Shares issued to consultants during the relevant period related to gaming-related and general business consulting services rendered to the Company.

In contrast, over the six months ended June 30, 2007, the most significant components of our selling, general and administrative expenses were (i) expense relating to shares issued to our executive management and consultants, and (ii) expenses for professional services such as legal, accounting and professional consulting services related to compliance with regulations applicable to public reporting companies. These expenses aggregated $46,916 and $18,121, respectively. In the six months ended June 30, 2007, a total of $24,917 related to shares issued to consultants and $22,000 related to shares issued to executive management. Shares issued to consultants during the relevant period related to general business consulting and introductory services, and accounting services rendered to the Company. Shares issued to executive management related to services rendered and to be rendered during fiscal 2007.

We presently expect that compensation expense arising from share issuances to our executive management will continue to decrease from fiscal 2007 levels as we have no current plans or expectations to issue additional shares to our present management as compensation for services rendered or to be rendered during fiscal 2008. We have recorded an expense for the estimated officer compensation as an addition to paid-in capital. We do, however, expect that we will continue to issue shares to consultants to compensate them for services rendered, primarily as a means to conserve our cash resources. In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2008.

For the six months ended June 30, 2008 and 2007, we incurred professional expenses that related primarily to the preparation of our audited financial statements and the corresponding audit, general corporate legal expenses and legal expenses associated with our gaming and regulatory compliance efforts, and legal expenses associated with the preparation and filing of our Form 10 Registration Statement with the SEC. As indicated above, we incurred $44,114 and $18,121 in professional expenses during the six months ended June 30, 2008 and 2007, respectively. We anticipate that our professional expenses will increase during fiscal 2008 as we continue to seek gaming regulatory compliance and licenses, complete required amendments to our Form 10 Registration Statement, become a public reporting company that files periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2008.

Liquidity and Capital Resources

Net cash used in operating activities was $77,261 during the six months ended June 30, 2008 compared to $23,856 for the six months ended June 30, 2007. The increase in cash used was primarily the result of payments of legal and accounting expenses and expenses relating to our marketing efforts for our Winner’s Pot Poker game.

Net cash provided by financing activities was $287,500 during the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007. The increase in the most recent period relates to proceeds received from private placement sales of common stock during January and May 2008.

As of June 30, 2008, we had $247,242 cash on hand and current liabilities of $19,688. As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2009. Thereafter, we expect we will require additional capital. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at December 31, 2007 and June 30, 2008 was intellectual property rights and trademarks, which are the foundation for our product offerings. We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for un-issued patents, trademarks or copyrights. The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

Currently, we do not have any employees. Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as consultants to the Company in their officer capacities. We rely on sales and marketing agents and outside professional services on an as-needed basis. We believe that using consultants to perform necessary operational functions is currently more cost effective than hiring full-time employees, and such practice affords us flexibility in directing our resources during our development stage. We plan to develop new gaming products primarily by utilizing the services of outside developers, sales agents and regulatory and compliance service providers in an effort to minimize capital expenditures and corporate expenses. We presently do not expect to incur any material capital expenditures in the near future or during the next 12 months. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.

Trends and Uncertainties

As a development-stage company involved in the gaming business, we believe we can identify certain broad trends in our revenues and expenses, and components thereof. We also believe that the most significant risks and uncertainties surrounding our business relate to revenues and expenses, and regulatory and financing matters. These trends and uncertainties are discussed below.

Revenues

As indicated above, we most recently have been focused on obtaining temporary regulatory approval/compliance of its Winner’s Pot Poker game, obtaining the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game, and completing the process of amending its Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

These efforts culminated in our license agreement with Bally’s Park Place, Inc. d/b/a/ Bally’s Atlantic City, permitting Bally’s, on a non-exclusive basis, to use one unit of the Winner’s Poker Pot game on a trial basis at no charge until such time that the New Jersey Casino Control Commission ended the test period for the game. We entered into that license agreement on December 26, 2007. We had earlier (on August 22, 2007) secured the issuance of temporary rules and amendments governing the implementation of Winner’s Pot Poker in Atlantic City casinos. The amendments and rules added Winner’s Pot Poker to the list of authorized table games in New Jersey, governed the physical characteristics of the Winner’s Pot Poker game layout, defined the card deck for use with the Winner’s Pot Poker game, specified the terms of the use of the cards during Winner’s Pot Poker game play, and contained technical proposals governing the operation of Winner’s Pot Poker. We had also earlier obtained a transactional waiver from the New Jersey Casino Control Commission for the licensure requirement applicable to casino service industry (CSI), which waiver permitted us to legally license to Bally’s Park Place the play of our Winner’s Pot Poker game in Bally’s Atlantic City casinos.

After a successful trial period, we amended our license agreement with Bally’s Park Place on June 26, 2008. Under the amended license agreement, Bally’s Park Place will pay us a license fee in the amount of (i) $475 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos for a full week during that month, and (ii) $200 per month for the right to the use of our Winner’s Pot Poke game in the Atlantic City casinos on weekends only during that month. The amendment currently contemplates the licensure of only two Winner’s Pot Poker game units—one for full-week use and the other for weekend-only use. This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game. The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time.

Based on our recent amendment of the license agreement with Bally’s Park Place, we expect that we will begin to recognize revenue from operations during fiscal 2008. Given that the present terms of the license agreement, as amended, provide only that Bally’s Park Place will license the right to use two game units of our Winner’s Pot Poker product, we do not expect that our initial revenues will be significant. Instead, we expect that we must continue to market our game to casinos and gaming establishments that present suitable opportunities for us, and that the most efficient way for us to begin generating more significant revenues will be to consummate a definitive license agreement with Harrah’s Entertainment or some other enterprise that involves a wider group of gaming-related affiliates and establishments. For example, Harrah’s Entertainment, indirectly (through subsidiaries and other affiliates) operates approximately 40 casinos across the United States.

As part of our marketing efforts for the Winner’s Pot Poker game, our management has met with the management or representatives of over ten different casinos or gaming establishments over the past three months in an effort to secure additional licensing arrangements. To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey and Nevada. It is extremely difficult to anticipate, however, how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues. It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

Expenses

As indicated above, we expect that our selling, general and administrative expenses overall will increase, perhaps significantly, as we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies. We also expect that we will continue, when and as we deem necessary or appropriate, to continue compensating consultants with shares of our common stock as part of our effort to conserve cash resources.

Regulation

Currently, we have yet to obtain the final licensure required in the states of Nevada, New Jersey and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far. In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•
Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (which license would be more broad and flexible than the current transactional waiver which we have thus far secured from the New Jersey Casino Control Commission)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota, and

•	Registration with the Nevada Gaming Commission as a publicly traded company.

In addition, we will likely require positive results from suitability reviews (generally focusing on financial stability, honesty, character and integrity) of our executive management and other key personnel or significant shareholders conducted by the Nevada Gaming Commission and similar state agencies in other jurisdictions. We intend to continue working with the New Jersey Casino Control Commission and other state regulatory authorities to obtain the above-described and other registrations and licenses that we deem necessary or desirable as market opportunities come to light.

In general, we have little control over the various licensing, registration and suitability review processes and outcomes in the various states. It is possible that we may not be able to obtain required or desired licenses, registrations or approvals suitably fast enough to exploit potential opportunities with casinos or gaming establishments. It is also possible that our applications for licenses, registrations or findings of suitability may be rejected by state regulatory authorities.

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through June 2009. Thereafter, we expect we will require additional capital. Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements. In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants. If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to June 2009.

Once needed, we cannot be certain that any required additional financing will be available on terms favorable to us, if at all. This is especially true in light of the current poor state of the U.S. capital markets and the general economic downturn that has occurred. If, however, we are able to raise additional funds by the issuance of our equity or equity-linked securities, including through the issuance and exercise of warrants, the existing shareholders will experience dilution of their ownership interest. If additional funds are instead raised by the issuance of debt or other senior or preferred equity instruments such as preferred stock, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then-existing holders of common stock. If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance products or to respond to competitive pressures. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2007, we had an accumulated deficit of $242,701, and as of June 30, 2008, we had an accumulated deficit of $362,253. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, our current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Critical Accounting Policies

For detailed information on our critical accounting policies and estimates, please see our financial statements and notes thereto included in this report and in our Registration Statement on Form 10/A filed with the SEC in August 2008. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Registration Statement on Form 10/A.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, no change in our internal control over financial reporting occurred which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to our risk factors and uncertainties during the six months ended June 30, 2008. For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our Registration Statement on Form 10/A filed with the SEC on August 6, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2008, we issued a total of 1,050,000 shares of common stock to two accredited investors for total cash consideration of $262,500. The transaction also included the issuance of a warrant to purchase up to 1,000,000 shares of common stock at $.35 per share if purchased within six months of issuance. The purchase price of the warrant increases to $.425 for months 7 through 12 and thereafter increases to $.50. The warrant expires on May 27, 2010.

The foregoing offers, sales and issuances of our common shares in unregistered transactions were exempt from registration under Sections 4(6) or 4(2) of the Securities Act of 1933. We relied on the representations of the investors as set forth in subscription agreements or investment representation letters for our determination that the investors were (i) purchasing for investment purposes only and not with a view toward distribution, (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that each was capable of evaluating the risks of the investment, (iii) “accredited investors” as defined in Rule 501 under the Securities Act, or (iv) all of the foregoing. In addition, the transactions described above all involved only two individual investors.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008 (incorporated by reference to exhibit 10.2 to the registrant's current report on Form 8-K filed on July 10, 2008)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: August 19, 2008

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 19, 2008

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.1	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008 (incorporated by reference to exhibit 10.2 to the registrant's current report on Form 8-K filed on July 10, 2008)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002