Form 10-Q
period 2008-03-31
POKER MAGIC INC
filed 2008-08-25
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2008 there were 8,814,991 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$12,578	$37,003
Inventory	750	750
Prepaid Expense	11,762	22,296

Total Current Assets	25,090	60,049

Intangible Assets, Net of Amortization	24,814	26,882

Total Assets	$49,904	$86,931

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$4,317	$20,100

Total Current Liabilities	4,317	20,100

Total Liabilities	4,317	20,100

Shareholders' Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 7,764,991 and 7,664,991 shares.	7,765	7,665
Additional Paid-in Capital	336,767	301,867
Deficit Accumulated during the Development Stage	(298,945)	(242,701)

Total Shareholders' Equity	45,587	66,831

Total Liabilities and Shareholders' Equity	$49,904	$86,931

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

	Three months ended	Three months ended	Period from January
			10, 2006 (inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

Operating Expenses
Selling, General & Administrative	$(56,244)	$(35,033)	$(298,945)

Operating Loss	(56,244)	(35,033)	(298,945)

Net Loss	$(56,244)	$(35,033)	$(298,945)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.05)

Weighted-average number of common	7,755,101	7,033,880	6,479,963
shares outstanding

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited)

	For the three	For the three	For the period from
	months ended	months ended	January 10, 2006
	March	March	(inception) to
	31, 2008	31, 2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(56,244)	$(35,033)	$(298,945)

Adjustments to reconcile net
loss to net cash provided
by operating activities:

Amortization of intangible asset	2,068	2,068	16,543
Common stock issued from services	-	-	6,500
Consulting service expense paid in stock	8,534	10,147	67,705
Officers compensation expense paid in stock	2,000	10,000	48,000
Officers compensation expense as contributed capital	10,000	-	10,000
Changes in operating assets and liabilities:
Prepaid expense	-	1,270	333
Accounts payable	(15,783)	-	4,317

Net Cash used in operating activities	(49,425)	(11,548)	(145,547)

Cash Flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash Flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	25,000	-	163,500
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	25,000	-	175,125

Net increase (decrease) in cash	(24,425)	(11,548)	12,578

Cash, beginning of the period	37,003	41,345	-
Cash, end of the period	$12,578	$29,797	$12,578

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
March 31, 2008

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006. Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and online gaming facilities in the United States.

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to March 31, 2008, the Company incurred a net loss of $298,945. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both the three months ended March 31, 2008 and 2007 and $16,543 for the period from January 10, 2006 (inception) to March 31, 2008. Estimated amortization expense for the next four years of patents issued as of March 31, 2008 is as follows:

Years ending December 31:
Remainder of 2008	$6,203
2009	8,271
2010	8,271
2011	2,069
Total	$24,814

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of March 31, 2008 or December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Period from January 10, 2006 (inception) to March 31, 2008
Numerator:
Net loss	$(56,244)	$(35,033)	$(298,945)

Denominator:
Weighted-average number of common shares outstanding	7,755,101	7,033,880	6,479,963

Basic and diluted net loss per common share	$(.01)	$(.00)	$(.05)

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, stated that if and when the Company receives any revenue generated by Winners Pot Poker and other similar games, Select Video shall receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

For the period from January 10, 2006 (inception) to March 31, 2008 there was no revenue related to these games.

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

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

At March 31, 2008 a total of 7,764,991 shares of common stock were issued and outstanding. No warrants or options were issued since inception and there were not any warrants or options outstanding at March 31, 2008.

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

At March 31, 2008, the Company had federal and state net operating loss carryforward of approximately $278,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

NOTE 6—SUBSEQUENT EVENTS

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

We had no revenues from January 10, 2006 (inception) through December 31, 2007, or from January 1, 2008 through March 31, 2008. We presently expect to begin generating revenues during fiscal 2008.

For the three months ended March 31, 2008, we incurred $56,244 in operating expenses. During this period, our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments and begin generating revenues, and other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of March 31, 2008, we had $12,578 in cash on hand and current liabilities of $4,317. As of the date of this filing, we had $201,784 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2009. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to June 2009.

Management believes that the most significant uncertainties facing the Company relate to our ability to increase our revenues, the accuracy of our expense forecast, our ability to acquire necessary licenses, registrations and approvals, and our ability to obtain financing when and as needed and on terms acceptable to us.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

For the three months ended March 31, 2008 and March 31, 2007, we had no revenues. During both three-month periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game, and (iii) complete the process of amending our Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During the three months ended March 31, 2008 and March 31, 2007, we incurred selling, general and administrative expenses in the pursuit of our plan of operation. For the three months ended March 31, 2008, we incurred selling, general and administrative expenses aggregating $56,244 compared to $35,033 for the three months ended March 31, 2007. The increase in the most recent quarterly period was primarily attributable to increased professional expenses incurred in the course of amending our Registration Statement on Form 10/A filed with the SEC, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.

Over the three month period ended March 31, 2008, the most significant components of our selling, general and administrative expenses were (i) general operating and marketing expenses relating to our Winner’s Pot Poker game and (ii) professional expenses for legal and accounting services. These expenses aggregated $13,832 and $21,878, respectively. In addition, we incurred $8,534 expense relating to consulting services rendered to the Company and $12,000 in expense relating to services rendered to the Company by executive management. Shares issued to consultants during the relevant period related to gaming-related and general business consulting services rendered to the Company.

In contrast, over the three month period ended March 31, 2007, the most significant components of our selling, general and administrative expenses were (i) expense relating to shares issued to our executive management and consultants, and (ii) expenses for professional services such as legal, accounting and professional consulting services related to compliance with regulations applicable to public reporting companies. These expenses aggregated $20,147 and $5,000, respectively. In the three months ended March 31, 2007, a total of $10,147 related to shares issued to consultants and $10,000 related to shares issued to executive management. Shares issued to consultants during the relevant period related to general business consulting and introductory services, and accounting services rendered to the Company. Shares issued to executive management related to services rendered and to be rendered during fiscal 2007.

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

Liquidity and Capital Resources

Net cash used in operating activities was $49,425 during the three months ended March 31, 2008 compared to $11,548 for the three months ended March 31, 2007. The increase in cash used was primarily the result of payments of legal and accounting expenses and expenses relating to our marketing efforts for our Winner’s Pot Poker game.

Net cash provided by financing activities was $25,000 during the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007. The increase in the most recent period relates to proceeds received from private placement sales of common stock during January 2008.

As of March 31, 2008, we had $12,578 cash on hand and current liabilities of $4,317. As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2009. Thereafter, we expect we will require additional capital. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at December 31, 2007 and March 31, 2008 was intellectual property rights and trademarks, which are the foundation for our product offerings. We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for un-issued patents, trademarks or copyrights. The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2007, we had an accumulated deficit of $242,701, and as of March 31, 2008, we had an accumulated deficit of $298,945. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, our current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, no change in our internal control over financial reporting occurred which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to our risk factors and uncertainties during the three months ended March 31, 2008. For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our Registration Statement on Form 10/A filed with the SEC on August 6, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2008, we issued a total of 100,000 shares of common stock to one accredited investor for total cash consideration of $25,000.

The foregoing offer, sale and issuance of our common shares in unregistered transactions was exempt from registration under Sections 4(6) or 4(2) of the Securities Act of 1933. We relied on the representation of the investor as set forth in subscription agreement or investment representation letter for our determination that the investor was (i) purchasing for investment purposes only and not with a view toward distribution, (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that each was capable of evaluating the risks of the investment, (iii) “accredited investor” as defined in Rule 501 under the Securities Act, or (iv) all of the foregoing. In addition, the transaction described above all involved only one individual investor.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: August 25, 2008

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 25, 2008

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002