Form 10-Q
period 2008-09-30
POKER MAGIC INC
filed 2008-11-14
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2008 there were 9,194,991 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$181,794	$37,003
Accounts Receivable	1,425	-
Inventory	750	750
Prepaid Expense	21,079	22,296

Total Current Assets	205,048	60,049

Intangible Assets, Net of Amortization	20,678	26,882

Total Assets	$225,726	$86,931

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$14,437	$20,100

Total Current Liabilities	14,437	20,100

Total Liabilities	14,437	20,100

Shareholders' Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 9,194,991and 7,664,991 shares.	9,195	7,665
Additional Paid-in Capital	659,337	301,867
Deficit Accumulated During the Development Stage	(457,243)	(242,701)

Total Shareholders' Equity	211,289	66,831

Total Liabilities and Shareholders' Equity	$225,726	$86,931

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from January
					10, 2006 (inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	to September 30, 2008

Revenues	$1,900	$-	$1,900	$-	$1,900

Cost of Revenue	21,572	-	21,572	-	21,572

Gross Loss	(19,672)	-	(19,672)	-	(19,672)

Operating Expenses Selling, General & Administrative	76,387	39,426	196,332	117,424	439,033

Operating Loss	(96,059)	(39,426)	(216,004)	(117,424)	(458,705)

Other Income
Interest Income	1,069	-	1,462	-	1,462

Net Loss	$(94,990)	$(39,426)	$(214,542)	$(117,424)	$(457,243)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted-average number of common shares outstanding	8,963,687	7,400,208	8,295,940	7,210,339	6,863,421

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the period from
	For the nine	For the nine	January 10, 2006
	months ended	months ended	(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(214,542)	$(117,424)	$(457,243)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of intangible asset	6,204	6,204	20,679
Common stock issued for services	-	1,000	6,500
Consulting service expense paid in stock	36,717	-	95,888
Officers compensation expense paid in stock	2,000	-	48,000
Officers compensation expense as contributed capital	34,000	-	34,000
Changes in operating assets and liabilities:
Accounts Receivable	(1,425)	-	(1,425)
Prepaid expense	-	75,468	333
Accounts payable	(5,663)	(1,086)	14,437

Net Cash used in operating activities	(142,709)	(35,838)	(238,831)

Cash Flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activites	-	-	(17,000)

Cash Flows from financing activities:
Proceeds from subscription receivable	-	1,500	14,000
Proceeds from issuance of common stock	287,500	20,000	426,000
Payment of short-term debt	-	(2,375)	(2,375)

Net cash provided by financing activities	287,500	19,125	437,625

Net increase (decrease) in cash	144,791	(16,713)	181,794

Cash, beginning of the period	37,003	41,345	-
Cash, end of the period	$181,794	$24,632	$181,794

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	4,709	19,709

Stock issued in lieu of cash for prepaid services	37,500	111,300	165,300

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to September 30, 2008, the Company incurred a net loss of $457,243. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three months ended September 30, 2008 and 2007, $6,204 for both of the nine months ended September 30, 2008 and 2007 and $20,679 for the period from January 10, 2006 (inception) to September 30, 2008. Estimated amortization expense for the next four years of patents issued as of December 31, 2007 is as follows:

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Years ending December 31:
Remainder of 2008	$2,068
2009	8,271
2010	8,271
2011	2,068
Total	$20,678

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of September 30, 2008 or December 31, 2007.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Numerator:
Net loss	$(94,990)	$(39,426)
Denominator:
Weighted-average number of common shares outstanding	8,963,687	7,400,208

Basic and diluted net loss per common share	$(.01)	$(.01)

			Period from January 10,
	Nine months ended	Nine months ended	2006 (inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Numerator:
Net loss	$(214,542)	$(117,424)	$(457,243)
Denominator:
Weighted-average number of common shares outstanding	8,295,940	7,210,339	6,863,421

Basic and diluted net loss per common share	$(.03)	$(.02)	$(.07)

The outstanding warrants during the three and nine months ended September 30, 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, stated that if and when the Company receives any revenue generated by Winners Pot Poker and other similar games, Select Video shall receive an amount equal to five percent (5%) of all gross proceeds generated by these games. As of September 30, 2008, $95 is owed to Select Video under this agreement.

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

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

On August 26, 2008, the Company issued 200,000 shares of common stock for services to be provided over a 5 month period commencing retroactively on August 1, 2008. These services were valued at $20,000.

On August 26, 2008, the Company issued 60,000 shares of common stock for services to be provided over a 5 month period commencing retroactively on August 1, 2008. These services were valued at $5,000.

On August 26, 2008, the Company issued 60,000 shares of common stock for services to be provided over a 12 month period commencing retroactively on August 1, 2008. These services were valued at $5,000.

On August 26, 2008, the Company issued 10,000 shares of common stock for services. These services were valued at $2,500.

On August 26, 2008, the Company issued 50,000 shares of common stock for services. These services were valued at $5,000.

At September 30, 2008 a total of 9,194,991 shares of common stock were issued and outstanding and 1,000,000 warrants are outstanding.

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

At September 30, 2008, the Company had federal and state net operating loss carryforward of approximately $444,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

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

General Overview

Poker Magic Inc. is a Minnesota corporation formed in January 2006. In this report, we refer to Poker Magic, Inc. as “we,” “us,” “Poker Magic” or the “Company.” We are a development-stage company focused on promoting and placing our Winner’s Pot Poker game into casinos and entertainment facilities country-wide, including those located in Native American tribal lands. We believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

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

We had no revenues from January 10, 2006 (inception) through December 31, 2007, or from January 1, 2008 through August 27, 2008. We began generating revenues August 28, 2008 under the license agreement with Bally’s Park Place, Inc. discussed further in the Revenue section below.

For the three and nine months ended September 30, 2008, we incurred $21,572 and $21,572, respectively, in revenue-related costs and $76,387 and $196,332 respectively in operating expenses. During both periods, our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of September 30, 2008, we had $181,794 in cash on hand and current liabilities of $14,437. As of the date of this filing, we had $167,009 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2009. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to June 2009.

Management believes that the most significant uncertainties facing the Company relate to our ability to increase our revenues, the accuracy of our expense forecast, our ability to acquire necessary licenses, registrations and approvals, and our ability to obtain financing when and as needed and on terms acceptable to us. These uncertainties are discussed in greater detail under the caption “Trends and Uncertainties”.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

For the three months ended September 30, 2008 and September 30, 2007, we had revenues of $1,900 and $0 respectively and incurred $21,572 and $0, respectively, in revenue-related costs. During both three-month periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game. During the period ended September 30, 2008, we were also focused on completing the process of amending our Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During the three months ended September 30, 2008 and September 30, 2007, we incurred selling, general and administrative expenses in the pursuit of our plan of operation. For the three months ended September 30, 2008, we incurred selling, general and administrative expenses aggregating $76,387 compared to $39,426 for the three months ended September 30, 2007. The increase in the most recent quarterly period was primarily attributable to increased professional expenses incurred in the course of amending our Registration Statement on Form 10/A filed with the SEC, professional consulting services related to compliance with regulations applicable to public reporting companies, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008 and September 30, 2007, we had revenues of $1,900 and $0 respectively and incurred $21,572 and $0, respectively, in revenue-related costs. During both nine-month periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game. During the period ended September 30, 2008, we were also focused on completing the process of amending our Registration Statement on Form 10 originally filed with the SEC on January 29, 2008. Amendments to that Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During the nine months ended September 30, 2008 and September 30, 2007, we incurred selling, general and administrative expenses in the pursuit of our plan of operation. For the nine months ended September 30, 2008, we incurred selling, general and administrative expenses aggregating $196,332 compared to $117,424 for the nine months ended September 30, 2007. The increase in the most recent quarterly period was primarily attributable to increased professional expenses incurred in the course of amending our Registration Statement on Form 10/A filed with the SEC, professional consulting services related to compliance with regulations applicable to public reporting companies, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.

Over the nine-month period ended September 30, 2008, the most significant components of our selling, general and administrative expenses were (i) general operating expenses relating to our Winner’s Pot Poker game and (ii) professional expenses for legal and accounting services. These expenses aggregated $35,447 and $102,319, respectively. In addition, we incurred $14,566 expense relating to consulting services rendered to the Company and $44,000 in expense relating to services rendered to the Company by executive management. Shares issued to consultants during the relevant period related to gaming-related and general business consulting services rendered to the Company.

In contrast, over the nine-month period ended September 30, 2007, the most significant components of our selling, general and administrative expenses were (i) expense relating to shares issued to our executive management and consultants, and (ii) expenses for professional services such as legal, accounting and professional consulting services related to compliance with regulations applicable to public reporting companies. These expenses aggregated $79,801 and $26,646, respectively. In the nine months ended September 30, 2007, a total of $45,801 related to shares issued to consultants and $34,000 related to shares issued to executive management. Shares issued to consultants during the relevant period related to general business consulting and introductory services, and accounting services rendered to the Company. Shares issued to executive management related to services rendered during fiscal 2007.

We presently expect that compensation expense arising from share issuances to our executive management will continue to decrease from fiscal 2007 levels as we have no current plans or expectations to issue additional shares to our present management as compensation for services rendered or to be rendered during fiscal 2008. We have recorded an expense for our estimated officer compensation as an addition to paid-in capital. We do, however, expect that we will continue to issue shares to consultants to compensate them for services rendered, primarily as a means to conserve our cash resources. In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2008.

We anticipate that our professional expenses will increase during fiscal 2008 as we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2008.

Liquidity and Capital Resources

Net cash used in operating activities was $142,709 during the nine months ended September 30, 2008 compared to $35,838 for the nine months ended September 30, 2007. The increase in cash used was primarily the result of payments of legal and accounting expenses and expenses relating to our efforts to market our Winner’s Pot Poker game.

Net cash provided by financing activities was $287,500 during the nine months ended September 30, 2008 compared to $19,125 for the nine months ended September 30, 2007. The increase in the most recent period relates to proceeds received from private placement sales of common stock during January 2008.

As of September 30, 2008, we had $181,794 cash on hand and current liabilities of $14,437. As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2009. Thereafter, we expect we will require additional capital. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at December 31, 2007 and September 30, 2008 was intellectual property rights and trademarks, which are the foundation for our product offerings. We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for un-issued patents, trademarks or copyrights. The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

As indicated above, we began generating revenues August 28, 2008 under the license agreement with Bally’s Park Place, Inc. discussed below.We have also been focused on obtaining temporary regulatory approval/compliance of our Winner’s Pot Poker game and obtaining the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

On December 26, 2007, we entered into a license agreement with Bally’s Park Place, Inc. d/b/a/ Bally’s Atlantic City, permitting Bally’s, on a non-exclusive basis, to use one unit of the Winner’s Poker Pot game on a trial basis at no charge until such time that the New Jersey Casino Control Commission ended the test period for the game. We had earlier (on August 22, 2007) secured the issuance of temporary rules and amendments governing the implementation of Winner’s Pot Poker in Atlantic City casinos. The amendments and rules added Winner’s Pot Poker to the list of authorized table games in New Jersey, governed the physical characteristics of the Winner’s Pot Poker game layout, defined the card deck for use with the Winner’s Pot Poker game, specified the terms of the use of the cards during Winner’s Pot Poker game play, and contained technical proposals governing the operation of Winner’s Pot Poker. We had also earlier obtained a transactional waiver from the New Jersey Casino Control Commission for the licensure requirement applicable to casino service industry (CSI), which waiver permitted us to legally license to Bally’s Park Place the play of our Winner’s Pot Poker game in Bally’s Atlantic City casinos.

After a successful trial period, we amended our license agreement with Bally’s Park Place on June 26, 2008. Under the amended license agreement, Bally’s Park Place will pay us a license fee in the amount of (i) $475 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos for a full week during that month, and (ii) $200 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during any month. The amendment currently contemplates the licensure of only two Winner’s Pot Poker game units—one for full-week use and the other for weekend-only use. This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game. The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time. Currently, Bally’s is only utilizing the full week game and has deferred use of the weekend game at this time. We do not anticipate Bally’s use of the weekend-only game until early 2009.

Based on our recent amendment of the license agreement with Bally’s Park Place, we began generating revenue from operations on August 28, 2008. Given that the present terms of the license agreement, as amended, provide that Bally’s Park Place licenses the right to use only two game units of our Winner’s Pot Poker product, our revenues under this agreement will be insignificant. Instead, we expect that we must continue to market our game to casinos and gaming establishments that present suitable opportunities for us, and that the most efficient way for us to begin generating more significant revenues will be to consummate a definitive license agreement with Harrah’s Entertainment or some other enterprise that involves a wider group of gaming-related affiliates and establishments. For example, Harrah’s Entertainment, indirectly (through subsidiaries and other affiliates) operates approximately 40 casinos across the United States. There is no assurance we will be able to enter into agreements with Harrah’s Entertainment.

As part of our marketing efforts for the Winner’s Pot Poker game, our management has met with the management or representatives of over ten different casinos or gaming establishments over the past nine months in an effort to secure additional licensing arrangements. To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey and Nevada. It is extremely difficult to anticipate, however, how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues. It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

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

Once needed, we cannot be certain that any required additional financing will be available on terms favorable to us, if at all. This is especially true in light of the current poor state of the U.S. capital markets and the general economic downturn that has occurred. If, however, we are able to raise additional funds by the issuance of our equity or equity-linked securities, including through the issuance and exercise of warrants, our existing shareholders will experience dilution of their ownership interest. If additional funds are instead raised by the issuance of debt or other senior or preferred equity instruments such as preferred stock, we may be subject to certain limitations in our operations, and such securities may have rights senior to those of our holders of common stock. If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance products or to respond to competitive pressures. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2007, we had an accumulated deficit of $242,701, and as of September 30, 2008, we had an accumulated deficit of $457,243. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, our current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing significant additional revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, no change in our internal control over financial reporting occurred which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report. For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our Registration Statement on Form 10/A filed with the SEC on August 6, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2008, the Company offered and sold an aggregate of 380,000 shares of common stock to five individuals and one entity in consideration of consulting services rendered (or to be rendered) to the Company. The services rendered (or to be rendered) included accounting services, marketing services and information technology services and such services were valued, in the aggregate, at $37,500. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933. In this regard, the Company relied on representations from the recipients of the shares that they were (i) acquiring the shares for investment purposes only and not with a view toward distribution, (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that each was capable of evaluating the risks of the investment, (iii) an “accredited investor” as defined in Rule 501 under the Securities Act. In addition, the transaction described above involved a limited number of recipients, and all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Dated: November 14, 2008

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 14, 2008

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002