Form 10-K
period 2008-12-31
POKER MAGIC INC
filed 2009-03-27
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 0-16686

POKER MAGIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State of incorporation)	(I.R.S. Employer Identification No.)

130 West Lake Street, Suite 300 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 473-3442

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2008 was $1.45 million, based on the most recent sales price of the common stock of Company ($0.25 per share) in private transactions at such date (n.b., the common stock of the Company was not publicly quoted or listed for trading on such date).  As of March 13, 2009, there were 8,900,724 shares of the issuer’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Poker Magic, Inc.
Form 10-K
Table of Contents

PART I

ITEM 1	BUSINESS

Overview

Poker Magic, Inc. (“Poker Magic,” the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. We are a development-stage company focused on promoting and placing our Winner’s Pot Poker game online, into casinos and entertainment facilities country-wide, including those located in Native American tribal lands.  We are seeking, however, to expand the number of products or services that we offer in the gaming industry.  We believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

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

On March 10, 2006, we entered into an Asset Purchase Agreement with Select Video, Inc., a Delaware corporation. Under the terms of the Asset Purchase Agreement, we acquired substantially all of the assets of Select Video, Inc., including the following patents and trademarks:

•	United States patent number 5,839,732, issued on November 24, 1998, entitled “Method of playing a Casino Poker Game”

•	United States Trademark (registered on the supplemental register) for the mark “WINNER’S POT POKER,” registration number 2,172,043, dated July 7, 1998, and

•	United States Trademark (registered on the supplemental register) for the mark “POKER MAGIC,” registration number 3,272,173 dated July 31, 2007.

In consideration of such assets, we issued Select Video an aggregate of 3,022,991 shares of our common stock, and agreed to pay Select Video a five percent royalty on gross proceeds we generate from the sale or license of products using the acquired assets relating to Winner’s Pot Poker.

On December 26, 2007, we entered into a license agreement with Bally’s Park Place, Inc. d/b/a/ Bally’s Atlantic City, permitting Bally’s, on a non-exclusive basis, to use one unit of the Winner’s Poker Pot game on a trial basis at no charge until such time that the New Jersey Casino Control Commission ended the test period for the game. We had earlier (on August 22, 2007) secured the issuance of temporary rules and amendments governing the implementation of Winner’s Pot Poker in Atlantic City casinos.  The amendments and rules added Winner’s Pot Poker to the list of authorized table games in New Jersey, governed the physical characteristics of the Winner’s Pot Poker game layout, defined the card deck for use with the Winner’s Pot Poker game, specified the terms of the use of the cards during Winner’s Pot Poker game play, and contained technical proposals governing the operation of Winner’s Pot Poker.  We had also earlier obtained a transactional waiver from the New Jersey Casino Control Commission for the licensure requirement applicable to casino service industry suppliers (CSI), which waiver permitted us to legally license to Bally’s Park Place the play of our Winner’s Pot Poker game in Bally’s Atlantic City casinos.

After a successful trial period, we amended our license agreement with Bally’s Park Place on June 26, 2008.  Under the amended license agreement, Bally’s Park Place pays us a license fee in the amount of (i) $475 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos for a full week during that month, and (ii) $200 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during any month.  The amendment currently contemplates the licensure of only two Winner’s Pot Poker game units—one for full-week use and the other for weekend-only use.  This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game.  The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time.  Currently, Bally’s is utilizing both the full week game and the weekend game.

Business Model

We intend to continue to market and license our current table game, “Winner’s Pot Poker,” to online, casino and entertainment facilities and operations for a licensing fee. Depending on the particular features of any gaming products or services that we subsequently develop or acquire, we may license such products or services, or certain aspects thereof. By relying on a licensing model that relies primarily on intellectual property, we hope to maximize potential revenue streams while minimizing the amount of capital that must be invested to operate the business. This differs from a more traditional gaming and entertainment product model that focuses on electronic gaming machines or boxes that are subject to more stringent regulatory approval processes, and which is therefore more capital intensive.

Our goal is essentially to capture a small piece of the gaming market. Currently, there are approximately 1,500 casinos and gaming facilities, including pari-mutuel, casino-cruises, dog tracks, racinos and horse tracks, in operation in 47 states within the United States (World Casino Directory). Legalized gaming has undergone tremendous growth in the past decade, with the gaming industry producing gross revenues in 2007 of approximately $93.8 billion compared to $50.9 billion in 1997, an 84% increase.  During 2007, Americans spent more than $252 million on organized poker in Nevada and New Jersey, the two largest commercial casino states, which represents a 5.9% increase over 2006 (American Gaming Association). The game “Winner’s Pot Poker” is our initial product offering to the growing gaming industry.

Products and Services

Winner’s Pot Poker is a five-card stud poker game in which a dealer deals each player, and the dealer him or herself, two cards face down and three cards face up. Each player “antes” before the deal. After the first three cards are dealt, each of the players may fold or may place a “bet wager” in an amount equal to the ante. After the fourth card is dealt, each of the remaining players has a choice between folding or placing a second bet, a “double wager,” equal to twice the ante. The dealer may not fold. After the last card is dealt, the hands are compared and the winning hand takes a predetermined percentage of the total bets and antes made in the course of the game.

In addition, each player is entitled to place an optional bonus bet known as the “jacks plus” bet. The “jacks plus” bet stays in play allowing the player to win even if (s)he has folded her/his poker hand. A player wins a “jacks plus” bonus wager if the player's hand contains a pair of jacks or better regardless of the ultimate winning hand. By placing a “jacks plus” bet, a player has the opportunity to win even if (s)he has folded her/his poker hand earlier in the game.

The game is played with up to six players and a dealer who is a “house” employee, using a standard 52-card “poker” deck. A winning hand is determined using standard poker rankings. In this method for playing the game, after the first three cards are dealt, each player betting places a wager equal to the ante amount for that hand. All players place the same ante amount.

The dealer then deals, to each player and to the dealer, one card from the poker deck. Each player has a choice, after each portion of the poker hand is dealt, to fold (in which case that player’s placed wager is surrendered), or to wager an additional amount (in which case (s)he continues playing the game). The dealer then deals a final card from the poker deck to each player, and to him or herself, to complete the round of play. The hands of the dealer and the remaining players are then examined in order to determine the holder of the hand having the highest poker rank.

The player that holds the highest ranking hand is awarded a predetermined percentage of the sum of all wagered amounts. This predetermined percentage may for example be 90%, in which case the remaining 10% is given to the house. Because the dealer is required to wager the full amount at the beginning of the game, and is not given an opportunity to fold, the dealer has no opportunity to use strategy in order to limit the dealer’s losses where the dealer holds a bad hand. That limitation is perceived by players in the game as an advantage in their favor. Also, the players’ opportunity to win the remaining players’ first and second bets also provides impetus for new players to play the game.

Competition

There are a number of domestic and international businesses which we compete against. We believe that our ability to compete effectively will be based on a number of factors, including but not limited to our ability to:

•	Develop or acquire new games or technologies, or rights to new intellectual property that may be used in the development of new games

•	Obtain additional state and other jurisdictional regulatory approvals

•	Obtain floorspace for our games in casinos and entertainment facilities, primarily through marketing and sales and relationship-building efforts

•	Satisfy players with the playing experience of our games, and

•	Protect our intellectual property against infringing parties.

We expect that we will face intense competition due to the number of game machine and game play providers, the limited number of casinos and jurisdictions in which they operate, and the continuous introduction of new products into the market. We view our competition generally as any other business seeking floorspace at a casino or entertainment facility at which gaming activities may be conducted, whether that floorspace be sought for slot machines (or other terminal or box-oriented games) or table games. In this regard, our anticipated competitors include gaming companies such as Shuffle Master and Progressive, and also include the licensors of various intellectual properties such as Multimedia Games.  Most, if not all, of our competitors are larger than us and have significantly greater resources than we do. Competitive factors that we expect will critically affect our business include the continuity of relationships which our marketing and sales agents have at casinos and entertainment facilities, and the popularity of our games and related offerings in general. Finally, we believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

Regulation

General. As part of our marketing efforts for the Winner’s Pot Poker game, our management has met with the management or representatives of over ten different casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.  We have yet to obtain the final casino service industry (CSI) supplier license from the New Jersey Casino Control Commission, which is more broad and flexible than the current transactional waiver which we have thus far secured.  On January 23, 2009, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license is underway, with the extended term set to expire on July 24, 2009.

In addition, we have yet to obtain the final licensure required in the states of Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far.  In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (described above)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Registration with the Nevada Gaming Commission as a publicly traded company

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Minnesota.

As mentioned in the “Overview” section above, we entered into a License Agreement with Bally’s Park Place, Inc., a New Jersey corporation, in December 2007 and amended our License Agreement in June 2008.  As our game began being played at Bally’s, we became subject to federal and state laws and regulations as summarized below.

As we seek to begin operations in other states and, where applicable, Native American tribal lands, we will be subject to additional state and Native American laws and regulations that affect both our general commercial relationships with our customers as well as the products and services provided to them. The following summarizes the material aspects of these laws and regulations.

New Jersey State Laws and Regulations. The manufacture, distribution and operation of gaming machines and other aspects of casino gaming in New Jersey are subject to strict regulation pursuant to the New Jersey Casino Control Act and the regulations promulgated thereunder (collectively, referred to as the “New Jersey Act”). The New Jersey Act created the New Jersey Casino Control Commission (the “New Jersey Commission”) and the New Jersey Division of Gaming Enforcement (the “New Jersey Division”). The New Jersey Commission is authorized to decide all license applications and other matters and to promulgate regulations under the New Jersey Act. The New Jersey Division is authorized to investigate all license applications, make recommendations to the New Jersey Commission, and to prosecute violations of the New Jersey Act.

Under the New Jersey Act, a company must be licensed as a gaming-related casino service industry (CSI) supplier, or fulfill other requirements, in order to license authorized games to New Jersey casinos. In its discretion, the New Jersey Commission may permit an unlicensed applicant for a CSI license to transact business with New Jersey casinos prior to licensure. First, however, the New Jersey Commission must have determined that the unlicensed entity’s application was complete. Then, a casino that desires to transact business with the unlicensed application must obtain the approval of the New Jersey Commission for each business transaction in which they seek to engage by filing a petition with the New Jersey Commission (a “transactional waiver petition”). The transactional waiver petition must demonstrate that good cause exists for granting such petition. The New Jersey Commission is not permitted to grant a transactional waiver petition if the New Jersey Division objects to the petition. The New Jersey Commission has deemed our application complete and has granted permission for us to conduct business under the current license agreement with Bally’s Park Place, Inc.

In connection with our license application, the New Jersey Division conducted an investigation of us as the applicant and our individual qualifiers to determine suitability for licensure. In order for a CSI license to be issued by the New Jersey Commission, we had to demonstrate, by clear and convincing evidence, our good character, honesty and integrity, financial stability, integrity and responsibility.

The New Jersey Commission has broad discretion regarding the issuance, renewal, suspension or revocation of CSI supplier licenses. If our CSI supplier license application is denied, we will not be able to transact business with New Jersey casinos. There is no guarantee that we will be granted an initial license or that, following the issuance of an initial CSI license or any renewal thereof, we will continue to be granted renewals of the license. The New Jersey Commission may impose conditions on the issuance of a license. In addition, the New Jersey Commission has the authority to impose fines or suspend or revoke a license for violations of the New Jersey Act, including the failure to satisfy applicable licensure requirements. A CSI supplier license is issued for an initial period of two years and is thereafter renewable for four-year periods.

The New Jersey Commission has temporarily adopted new rules and amendments governing the implementation of Winner’s Pot Poker in Atlantic City casinos. As drafted, the amendments and rules add Winner’s Pot Poker to the list of authorized table games in New Jersey, govern the physical characteristics of the Winner’s Pot Poker layout, define the card deck for use with Winner’s Pot Poker, specify the terms of the use of the cards during Winner’s Pot Poker, and contain technical proposals governing the operation of Winner’s Pot Poker.

Nevada State Laws and Regulations. The sale and distribution of casino games in Nevada is subject to: (i) Nevada state laws; (ii) local laws; (iii) the regulations and ordinances of the Nevada Gaming Commission; (iv) the regulations and ordinances of the Nevada State Gaming Control Board; and (v) various county and municipal regulatory authorities (collectively, the “Nevada Gaming Authorities”). The laws, regulations and ordinances of the Nevada Gaming Authorities address the responsibility, financial stability, character and other relevant characteristics of gaming equipment manufacturers, distributors and operators as well as those persons with a financial interest in such gaming operations. The Nevada Gaming Authorities have enacted such laws, regulations and ordinances in order to strictly regulate all persons, locations, practices, and activities related to the operation of licensed gaming devices and establishments in order to prevent cheating and fraudulent practices, and in order to maintain the effective control over the financial practices of licensees of the Nevada Gaming Authorities.

To date, the Company has not registered with the Nevada Gaming Commission as a publicly traded company. Nevertheless, the Company anticipates registering with such Commission and thereafter will likely be required to periodically submit detailed financial and operating reports to the Commission, and to furnish any other information as required by the Commission. In addition, any licenses granted by the Nevada Gaming Authorities will require periodic payments of fees and taxes and will be limited in their transferability. Upon receiving a license from the Nevada Gaming Authorities, our officers, directors and key employees may be required to file applications with the Nevada Gaming Authorities and may be required to receive licenses suitable for them.

Any gaming devices sold or otherwise distributed for use or play in Nevada must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Gaming Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada State Gaming Control Board, a field trial, and a determination as to whether the gaming device meets strict technical standards set forth in the regulations of the Nevada Gaming Commission.

Since the Company is not subject to the Nevada Gaming Authorities at this time, we are not aware of any potential objections which the Nevada Gaming Authorities may have to the Company’s products. However, upon submission of an application and the requisite paperwork to the Nevada Gaming Authorities, the Company, its products, its officers, directors, and key employees, and anyone having a material relationship or involvement with us or any gaming products may be subject to investigation by the Nevada Gaming Authorities, and any applications for licensure may be denied based upon information discovered during any background investigations. The Nevada Gaming Authorities may deny applications for licensing for any cause they deem reasonable.

Minnesota State Laws and Regulations.  In order to operate a gambling-related business in Minnesota, a license, issued by the Gambling Control Board is required.  The Gambling Control Board is authorized to regulate lawful gambling to ensure it is conducted in the public interest, issue, suspend and revoke licenses to organizations, distributors, and manufacturers, promulgate rules, register gambling equipment, impose civil penalties, and investigate alleged violations.  The Gambling Control Board conducts background investigations and criminal investigations relating to lawful gambling, the Minnesota Lottery, pari-mutuel horse racing, and tribal reservation gambling.  In order to be issued a license to manufacture or distribute gambling equipment or devices under Minnesota law, the applicant must first submit a complete application to the Gaming and Enforcement Division.  Once the Gaming and Enforcement Division successfully completes its investigation of the applicant’s personal, business and financial relationships and associations and determines that the applicant meets the requirements for a license, and ensures public safety and integrity in the industry, as required by state law, a license, renewable annually, is issued by the Gambling Control Board.

Currently, we have not submitted an application to the Gaming and Enforcement Division to operate a gambling-related business in Minnesota.  Nonetheless, we anticipate submitting an application during 2009 which will require us to provide detailed financial and operating reports and to furnish any other information as required to receive approval for licensure.  Submission of the license application requires prepayment to cover the related investigation expenses.

Federal Regulation. The most important pieces of federal legislation potentially affecting our business will be the Indian Gaming Regulatory Act of 1988 (“IGRA”). The Company does not, however, expect this federal gaming law to become a primary concern until such time as the Company attempts to license its games to gaming establishments located in tribal lands, if ever.

Native American gaming is governed by the IGRA, which also established the National Indian Gaming Commission, or NIGC, and granted the NIGC regulatory powers over certain aspects of Native American gaming. The IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations, as follows:

•	Class I gaming, which includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribal level.

•
Class II gaming, which includes bingo and, if played at the same location where bingo is offered, pull tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purpose, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•
Class III gaming, which includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming may be conducted only pursuant to contracts called “compacts,” which are negotiated between individual states and individual Native American tribes located within that state, and subsequently approved by the U.S. Bureau of Indian Affairs. The compacts typically include provisions entitling the state to receive revenues at mutually agreed-upon rates from the income a tribe derives from Class III gaming activities.

In the event our Winner’s Pot Poker game is played at Native American gaming facilities, it will be a Class III table game under the IGRA.

Tribal-State Compacts. Native American tribes cannot offer Class III gaming unless, among other things, they are parties to compacts with the states in which they operate. The tribal-state compacts typically include provisions entitling the state to receive revenues from the income a tribe derives from Class III gaming activities. Although compacts are intended to document the agreement between the state and a tribe relative to permitted Class III gaming operations, they are agreements, and can be subject to interpretive and other ambiguity and disputes. This fact may place into question the desire of Native American gaming facilities to accept the play of our games.

Native American Regulation of Gaming; Sovereign Immunity. The IGRA requires that Native American tribes adopt and submit for NIGC approval the ordinances that regulate tribes’ conduct of gaming. While these ordinances vary from tribe to tribe, they commonly provide for the following:

•	Native American ownership of the gaming operation

•	Establishment of an independent tribal gaming commission

•	Use of gaming net revenues for Native American government, economic development, health, education, housing or related purposes

•	Independent audits, including specific audits of all contracts for amounts greater than $25,000

•	Native American background investigations and licenses

•	Adequate safeguards for the environment, public health and safety, and

•	Dispute-resolution procedures.

Any one or more of these typical ordinances may represent barriers to the entry of our games in Native American gaming facilities or, even if we are able to license gameplay to a Native American gaming facility, may result in a less advantageous stream of licensing revenue from those operations.

In addition, Native American tribes generally enjoy sovereign immunity from suit similar to that of the states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. In any contracts we may enter into with Native American customers, we will likely attempt to provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any federal court having jurisdiction. Even if we are able to effectively bargain or negotiate for such a provision, we could be precluded from judicially enforcing any rights or remedies against a tribe without a waiver, limited or otherwise, of the tribe’s sovereign immunity. These rights and remedies include, but are not limited to, our right to enforce any arbitration decision in our favor.

In general, we have little control over the various licensing, registration and suitability review processes and outcomes in the various states.  It is possible that we may not be able to obtain the required or desired licenses, registrations or approvals suitably fast enough to exploit potential opportunities with casinos or gaming establishments.  It is also possible that our applications for licenses or renewals, regulations or findings of suitability may be rejected by state regulatory authorities.

Research and Development

To date, we have relied on outside parties for game development. Currently, we do not have employees with experience in game development or have plans to hire employees focused on research and development activities.  In addition, we do not presently expect to incur any material capital expenditures during the next 12 months for game development purposes.  Accordingly, we plan to develop new gaming products either by utilizing the services of outside developers, sales agents and regulatory and compliance service providers or through acquisition of existing games or devices.  The limited availability of funds may hinder the Company’s ability to acquire the rights to new games and market them adequately.

Intellectual Property

We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for unissued patents, trademarks or copyrights.

Our business model contemplates our licensing of intellectual property rights. We expect that this will be accomplished pursuant to terms and conditions of license agreements (or agreements differently captioned but containing licensing provisions). To date, our efforts have been focused on entering into such agreements with gaming establishments in Minnesota and New Jersey, including Bally’s Park Place, Inc., which is an affiliate of Harrah’s Entertainment. As indicated elsewhere in this filing, we have entered into a License Agreement with Bally Park Place, Inc., a New Jersey corporation, pursuant to which we have granted Bally’s Park Place, Inc. a non-exclusive license to use Winner’s Pot Poker at two different gaming locations on a trial basis. If we are able to consummate a definitive (non-trial) agreement with Bally Park Place, Inc., or Harrah’s Entertainment or a wider group of affiliates of Harrah’s Entertainment, and the results of our game’s play are satisfactory, we expect that we would then attempt to expand the scope of the license (or enter into additional agreements) with other Harrah’s Entertainment affiliates. Harrah’s Entertainment, indirectly through subsidiaries and other affiliates operates approximately 40 casinos across the United States. Thereafter, and again assuming that the results of gameplay of our Winner’s Pot Poker are commercially satisfactory, we would intend to use that record of success as a means to enter into similar licensing arrangements with owners or operators of other gaming establishments.

The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

Our ability to enforce our intellectual-property rights is subject to general litigation risks. Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable. In instances where we will rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or independently developed by competitors. In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. The Company’s involvement in intellectual-property litigation would likely have a materially adverse effect on the Company, even if the Company were ultimately successful in defending its intellectual-property rights.

Employees

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

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

We have no operating history upon which to evaluate our business, and we are subject to all of the risks and uncertainties frequently encountered with start-up enterprises.

The Company was founded as a Minnesota corporation in January 2006. As a result, we have no significant operating history upon which to evaluate our likelihood of success. Currently, we have only one customer, Bally’s Park Place, Inc., which began use of one full-week unit of our Winner’s Pot Poker game in June of 2008 on a month-to-month basis, and has committed to begin use of one weekend-only game in early 2009.   Moreover, our business is subject to all of the risks and uncertainties inherent in establishing a new business. Our results of operations for the years ended December 31, 2007 and 2008 reflect net losses of $199,574 and $282,719, respectively.  Our operations may not be successful, and we may be unable to generate sufficient revenues or achieve profitability. In sum, our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business, and the competitive environment in which we operate.

We will need to raise additional capital in the future to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

We will require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that our current cash is sufficient to continue operations through June 30, 2009. Our operations, as currently conducted and anticipated to be conducted, generate costs related to the marketing and distribution of our current products, and ongoing personnel, legal and accounting expenses. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion and growth of our business.

Our games and any services we may develop may not be accepted, or continue to be accepted, by gaming facilities or consumers.

Our games, even if successfully developed and tested, will be competing against existing games and products for floorspace in the gaming marketplace. There can be no assurance that gaming facilities will agree to license or continue to license our games for play at their facilities, or license any services we may develop for use in the gaming industry.  Moreover, even if successfully developed, tested and marketed to gaming facilities, our games will be competing for player attention against existing games and products that are likely to be more proven in their ability to attract players. There can be no assurance that the gaming-market consumers will accept and play our games or other games using any services we may provide.

Before our games and any gaming-related services we may offer may be used commercially in various jurisdiction, both our Company, including our principal shareholders, officers, directors, and key employees, and the applicable games (and services) themselves must be reviewed by appropriate gaming authorities as part of a licensing process.

Before our games may be played at any gaming facilities (other than during any testing period permitted by applicable regulations), we and our games and any gaming-related services we offer must be licensed by the appropriate gaming authority or authorities. Generally, the process for licensure in the various states is complex and time consuming, and there is no guarantee that we or our games and services will be approved. Furthermore, the financial situation of the Company, as well as the backgrounds of its officers, directors, key employees, and shareholders holding five percent or more of our capital stock will also be reviewed as part of the licensing process. We have little control over the outcome of any license-application process, and our failure or the failure of any of the other above-indicated licensees, for any reason, to obtain licenses that may be necessary for operation in any state or states would likely have a negative impact on our business and prospects. Moreover, any approval of one of our games (or services) does not ensure that we will later be able to receive the necessary licenses for future games or services that we may develop.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate in our existing markets or expand our business.

The manufacture and distribution of gaming machines, development of systems and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various regulatory authorities. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions could be adversely affected by: (i) delays in adopting legislation to permit or expand gaming in new and existing jurisdictions; (ii) unfavorable public referenda, such as referenda to increase taxes on gaming revenues; (iii) unfavorable legislation affecting or directed at manufacturers or gaming operators; (iv) adverse findings of non-compliance with applicable governmental gaming regulations, (v) delays in approvals from regulatory agencies; a limitation, conditioning, suspension or revocation of any of our gaming licenses; (vi) unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, significant shareholders or key personnel; (vii) the adoption of new laws and regulations, or the repeal or amendment of existing laws and regulations; and (viii) the legalization or deregulation of other forms of gaming that could attract attention away from our games.

The Company currently has only one customer for the licensure of its sole existing product.

The Company currently has only one viable gaming product, Winner’s Pot Poker, that may be licensed (subject to meeting applicable federal, state and local regulatory requirements) to gaming establishments. As of the date of this filing, the Company has only one agreement with one customer, Bally’s Park Place, Inc., respecting that corporation’s Park Place & Boardwalk locations, for the license of such game. The Company may not be able to secure a casino service industry supplier license for its Winner’s Pot Poker game by the Casino Control Board in the State of New Jersey.  In addition, we may not be able to maintain our license fee arrangement with Bally’s Park Place. The loss of such contract could, in the absence of other opportunities, significantly and negatively affect the Company’s business prospects.

We lack product and business diversification, which creates a risk that our future revenues and earnings will be susceptible to fluctuations.

Our primary business activity is the license of our Winner’s Pot Poker game to casinos and entertainment facilities.  If we are unable to diversify our business products and services through development or acquisition of additional gaming devices or services, we may experience significant fluctuations in our revenues and earnings. Such fluctuations could result from legal or regulatory changes in one or more jurisdictions, changes in economic conditions in the jurisdictions where we license our Winner’s Pot Poker game, or result from other risks or adverse events befalling the Company. Our susceptibility to fluctuations or the actual happening of significant fluctuations in our revenues or earnings could cause our Company to be perceived as a less stable and therefore less attractive investment in general, which would likely negatively affect our ability to obtain additional financing an acceptable terms.

General economic conditions affect our industry, and accordingly, our results of operations could be adversely affected by a poor general economic conditions.

The United States experienced a significant economic slowdown in 2008 which is predicted to continue well into 2009.  Illustrative of the effect that the general economy has had on the gaming industry in general, both the Nevada Gaming Control Board and the New Jersey Casino Control Commission revealed that gaming revenues fell nearly 19% in December 2008 compared to gaming revenues in December 2007.  This marks the 12th straight month of revenue decline in Nevada and an overall revenue reduction of 7.6% in New Jersey during 2008.  Due to the presently unsettled state of the financial markets and the well publicized poor economic conditions in the United States, we expect that consumer discretionary spending on entertainment in general and gaming-related activities in particular will decrease during 2009.  As a consequence, we also expect that casinos and other gaming establishments generally will be less interested in expanding the range and number of games offered in their venues.  If poor economic conditions persist, it is possible that our efforts to generate interest in our Company’s games will be adversely affected and, ultimately, may not succeed.  In such case, we will likely be unable to place our games in the significant number of venues required for us to attain profitability and our entire business and viability may be threatened.

Our intellectual property protections may be insufficient to properly safeguard our technology.

The gaming industry is constantly employing new technologies in both new and existing markets. We rely on patents to protect our products and will continue to apply for patents protecting our technologies. Notwithstanding these safeguards, our competitors may still be able to obtain our technology or imitate our products. Furthermore, others may independently develop products similar or superior to ours.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

We operate in an extremely competitive environment.

The market for gaming products and services is a difficult one in which to compete since there are a number of established, well-financed and well-known companies that will compete with our planned products. The development of a successful new game or gaming product by a competitor could adversely affect the market demand for our games or services and impair our ability to generate revenues.

Our inability to protect our intellectual property could impair our ability to compete.

Our success and ability to compete depend in significant part upon proprietary intellectual property. Our proprietary intellectual property currently consists of certain patent, trademark, copyright and other intellectual-property rights we obtained pursuant to our Asset Purchase Agreement with Select Video. We currently rely and intend to rely in the future on a combination of patent, copyright, trademark, and nondisclosure agreements to protect our proprietary and confidential information. Nevertheless, if any such agreements are breached or our rights are infringed, we may not have adequate remedies available to us.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. We do not currently have employment agreements with the management of the Company, nor do we expect to enter into employment agreements with any such individuals.

Our officers and directors, together with certain affiliates, possess significant voting power with respect to our common stock, which could limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of 2,894,500 shares of our common stock, which currently represents approximately 32.5% of our common stock. As a result, our directors and officers, together with other significant shareholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our articles of incorporation grant our board of directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Unless otherwise specifically so designated upon issuance, all shares of capital issued by the Company shall be common stock. Pursuant to authority granted by our articles of incorporation, our board of directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute the Company’s book value per share.

There is currently no trading volume in our common stock, and we anticipate that our common stock will be thinly traded, which may make it difficult to sell shares of our common stock.

As a new public reporting corporation, our common stock currently has no trading activity. We expect that one or more registered broker-dealers will soon complete an application process with FINRA to serve as market makers for our common stock on the OTC bulletin board, which process will eventually conclude with the posting of an opening bid offer on our common stock.  Nevertheless, even after such event, we expect that our common stock will generally remain thinly traded. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Our common stock, if it begins trading, will likely qualify as a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock, if it ever is listed on a quotation system and traded, will likely be a “penny stock” subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock in public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Office space is currently provided to the Company by Great North Capital Corp., a Minnesota corporation, that is beneficially owned by Douglas M. Polinsky, our Chairman and Chief Executive Officer, at 130 West Lake Street West, Wayzata, Minnesota.  Great North Capital Corp. does not currently charge the Company any rent for the use of the premises.  The space being used by the Company is minimal with an immaterial value of rent expense.  The premises are adequate for the Company’s current and anticipated future use.  The Company does not currently lease or own any real property.

ITEM 3	LEGAL PROCEEDINGS

During the past five years, no officer, director, control person or promoter of the Company has been involved in any legal proceedings respecting: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is not and has never been publicly traded. As such, there is currently no market for our common stock. Spartan Securities Ltd. has submitted a Rule 15c2-11 application with FINRA to have our common stock listed on the OTC Bulletin Board and we have received a tentative trading symbol (POKR.OB); however, we cannot be certain that an active market for our common stock will ever develop.

Holders

As of the date of this filing, we had approximately 180 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business. Nevertheless, at this time there are not any restrictions on our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, Poker Magic, Inc. had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement” (as defined in Item 201 of Regulation S-K).  Furthermore, as of the date of this filing, the Company is not a party to any equity compensation plan, nor is the Company obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its securityholders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

Recent Sales of Unregistered Securities

On December 16, 2008, we issued a total of 40,400 shares of common stock to one individual in consideration of consulting services rendered to the Company.  The services rendered were accounting services and such services were valued in the aggregate at $10,100.The Company offered and sold the shares in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933.  In this regard, the Company relied on representations from the recipient of the shares that it was (i) acquiring the shares for investment purposes only and not with a view toward distribution, and (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that it was capable of evaluating the risks of the investment.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On December 31, 2008, we issued a total of 32,000 shares of common stock to our Chief Executive Officer (16,000 shares) and Chief Financial Officer (16,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933.  In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers of the Company and members of the board of directors.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, filed together with this Form 10-K.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report.  Examples of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

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

The foregoing list is not exhaustive.  In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Poker Magic, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

Item	2008	2007	% Change (Year Over Year)	% of 2008 Net Loss	% of 2007 Net Loss
Revenue	$3,325	$0	N/A	N/A	N/A
Other Income	2,011	0	N/A	N/A	N/A
Cost of Revenue	36,773	0	N/A	N/A	N/A
General Operating Expenses	40,823	97,574	(58.2)%	14.4%	48.9%
Legal and Accounting Expenses	139,892	56,000	149.8%	49.5%	28.1%
Consulting Expenses	14,567	0	N/A	5.2%	N/A
Executive Management Compensation	56,000	46,000	21.7%	19.8%	23.0%
Net Loss	282,719	199,574	41.7%	N/A	N/A

As the table above demonstrates, during 2008 and 2007 we had revenues of $3,325 and $0 respectively and incurred $36,773 and $0, respectively, in revenue-related costs.  During both years, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.  During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC.  Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During 2008 and 2007, we incurred selling, general and administrative expenses aggregating $251,282 and  $199,574 respectively, an increase of 25.9%.  The increase in 2008 was primarily attributable to increased professional expenses incurred in the course of amending our Registration Statement on Form 10 filed with the SEC, professional consulting services related to compliance with regulations applicable to public reporting companies, and increased expenses incurred in the marketing of the Winner’s Pot Poker game.  The most significant components of our selling, general and administrative expenses were (i) general operating expenses and (ii) professional expenses for legal and accounting services.  General operating expenses aggregated to $40,823 in 2008 compared to $97,574 in 2007, a 58.2 % decrease, whereas professional expenses for legal and accounting increased 149.8% in 2008 to $139,892 from $56,000 in 2007.

Shares issued to our executive management personnel and consultants aggregated to $69,879 for the year ended December 31, 2008 compared to $105,171 for the year ended December 31, 2007, a decrease of 33.6%.  Of the shares issued during fiscal 2008, $59,879 related to shares issued to consultants and $10,000 issued to executive management compared to $59,171 issued to consultants and $46,000 issued to executive management during fiscal 2007.  During 2008 and 2007, we also recorded $38,000 and $0 in officers’ expense as contributed capital, respectively.

During 2008, our net loss grew from $199,574 in 2007 to $282,719, an increase of 41.7%.  As indicated in the table above, this increase is attributable to our cost of revenue and increased selling, general and administrative expenses as discussed above.

We presently expect that compensation expense arising from share issuances to our executive management and consultants to compensate for services rendered will increase in 2009 over issuances in 2008 as we strive to conserve our cash resources for other revenue-related and operating expenses anticipated in 2009.  As mentioned above, we recorded an expense for our officer compensation as contributed capital in 2008.  Nevertheless, we anticipate issuing stock in 2009 to compensate our management for the services they render.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.  In this regard, we expect that we may continue to compensate consultants with issuance of stock.

We anticipate that our professional expenses will decrease during fiscal 2009 since we completed amendments to our Registration Statement in August 2008.  In addition, we are in the process of developing processes designed to minimize our professional expenses  to the extent feasible.  Nevertheless, as we seek gaming regulatory compliance and licenses, we anticipate incurring additional expenses relating to the applications, licensing and compliance process.  In fact, we expect that future revenues that may be gained from licenses obtained in 2009 will be completely offset by expenses relating to the application, licensing and compliance process.

Liquidity and Capital Resources

Net cash used in operating activities was $179,386 in 2008 compared to $65,967 in 2007.  The increase in cash used was primarily the result of payments of legal and accounting expenses and expenses relating to our efforts to market our Winner’s Pot Poker game.

Net cash provided by financing activities was $287,500 in 2008 compared to $61,625 in 2007.  The increase in the most recent period relates to proceeds received from private placement sales of common stock during January and May 2008.

As of December 31, 2008, we had $145,117 cash on hand and current liabilities of $2,182.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2009.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Presently, we anticipate that additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at December 31, 2008 was intellectual property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we also acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.

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

Revenues

As indicated above, from inception through December 31, 2008 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

These efforts culminated in our license agreement with Bally’s Park Place, Inc. d/b/a/ Bally’s Atlantic City, permitting Bally’s, on a non-exclusive basis, to use one unit of the Winner’s Pot Poker game on a trial basis at no charge until such time that the New Jersey Casino Control Commission ended the test period for the game. We entered into that license agreement on December 26, 2007. We had earlier (on August 22, 2007) secured the issuance of temporary rules and amendments governing the implementation of Winner’s Pot Poker in Atlantic City casinos. The amendments and rules added Winner’s Pot Poker to the list of authorized table games in New Jersey, governed the physical characteristics of the Winner’s Pot Poker game layout, defined the card deck for use with the Winner’s Pot Poker game, specified the terms of the use of the cards during Winner’s Pot Poker game play, and contained technical proposals governing the operation of Winner’s Pot Poker. We had also earlier obtained a transactional waiver from the New Jersey Casino Control Commission for the licensure requirement applicable to casino service industry (CSI), which waiver permitted us to legally license to Bally’s Park Place, Inc. the play of our Winner’s Pot Poker game in Bally’s Atlantic City casinos.

After a successful trial period, we amended our license agreement with Bally’s Park Place, Inc. on June 26, 2008. Under the amended license agreement, Bally’s Park Place, Inc. pays the Company a license fee in the amount of (i) $475 per month for the right to use our Winner’s Pot Poker game in the Atlantic City casinos for up to seven days per week, and (ii) $200 per month for the right to use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during that month. The amendment currently contemplates the licensure of only two Winner’s Pot Poker game units—one for the seven days per week use and the other for the weekend-only use. This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game. The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time.  The month-to-month character of this licensing arrangement, which is currently our only revenue-generating license, presents a material uncertainty in our ability to accurately forecast revenues for 2009.

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of over ten different casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey and Nevada.

Based on our recent amendment of the license agreement with Bally’s Park Place, Inc., we began to recognize revenue from operations during fiscal 2008. Given that the present terms of the license agreement, as amended, provide only that Bally’s Park Place, Inc. will license the right to use two game units of our Winner’s Pot Poker product, we do not expect that our initial revenues will be significant. Instead, we expect that we must continue to market our game to casinos and gaming establishments that present suitable opportunities for us, and that the most efficient way for us to begin generating more significant revenues will be to consummate a definitive license agreement with Harrah’s Entertainment or some other enterprise that involves a wider group of gaming-related affiliates and establishments. For example, Harrah’s Entertainment, indirectly (through subsidiaries and other affiliates) operates approximately 40 casinos across the United States.  It is extremely difficult to anticipate, however, how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, Inc., if any at all, and thereby generate additional revenues.

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall increased in 2008 over 2007 but are expected to decrease in 2009.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2009.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

Currently, we have yet to obtain the final licensure required in the states of Nevada, New Jersey and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far.  In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•
Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (which license would be more broad and flexible than the current transactional waiver which the Company has thus far secured from the New Jersey Casino Control Commission)

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

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2008 or 2009.  Given the Company’s business model, investment in capital resources is not required beyond inventory of its game, which is produced in small quantities on an as-needed basis once a license agreement has been executed.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2008, we had an accumulated deficit of $525,420. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies and Estimates

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements is provided in Note 1, “Summary of Significant Accounting Policies,” of the Notes to the Financial Statements included in Item 8 of this report 10-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Poker Magic, Inc.
Wayzata, Minnesota

We have audited the accompanying balance sheets of Poker Magic, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poker Magic, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred a net loss during the development stage and requires additional working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 6 as well.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 20, 2009

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$145,117	$37,003
Inventory	750	750
Prepaid Expense	2,916	22,296

Total Current Assets	148,783	60,049

Intangible Assets, Net of Amortization	18,611	26,882

Total Assets	$167,394	$86,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,016	20,100
Accrued Royalty	166	-

Total Current Liabilities	2,182	20,100

Total Liabilities	2,182	20,100

Shareholders’ Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 9,267,391 and 7,664,991 shares.	9,267	7,665
Additional Paid-in Capital	681,365	301,867
Deficit Accumulated During the Development Stage	(525,420)	(242,701)

Total Shareholders’ Equity	165,212	66,831

Total Liabilities and Shareholders’ Equity	$167,394	$86,931

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from January 10, 2006 (inception) to December 31, 2008
Revenues	$3,325	$-	$3,325

Cost of Revenue	36,773	-	36,773

Gross Loss	(33,448)	-	(33,448)

Operating Expenses:
Selling, General and Administrative	251,282	199,574	493,983

Operating Loss:	(284,730)	(199,574)	(527,431)

Other Income
Interest Income	2,011	-	2,011

Net Loss	$(282,719)	$(199,574)	$(525,420)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.07)

Weighted-average number of common shares outstanding	8,523,587	7,293,703	7,061,314

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007 and for the
Period from January 10, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception January 10, 2006	-	$-	$-	$-	$-	$-

Issuance of restricted common stock to a founder and a member of the Board of Directors on January 10, 2006 for cash and a subscription receivable for $0.001 per share, net cash to the company $1,000 and a subscription receivable for $1,500	2,500,000	2,500	-	(1,500)	-	1,000

Issuance of common stock for purchase of Select Video intangible assets valued at $0.001 per share on March 10, 2006	3,022,991	3,023	-	-	-	3,023

Issuance of common stock for cash of $0.25 per share on May 9, 2006	100,000	100	24,900	-	-	25,000

Issuance of common stock for liabilities assumed at $0.25 per share on May 23, 2006	60,000	60	14,940	-	-	15,000

Issuance of common stock for cash of $0.25 per share on May 23, 2006	100,000	100	24,900	-	-	25,000

Issuance of common stock for consulting services at $0.25 per share on May 23, 2006	22,000	22	5,478	-	-	5,500

Issuance of common stock for cash of $0.25 per share on May 24, 2006	100,000	100	24,900	-	-	25,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007 and for the
Period from January 10, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Issuance of common stock for cash of $0.25 per share on August 21, 2006	50,000	$50	$12,450	$-	$-	$12,500

Issuance of common stock for consulting services at $0.04 per share on December 15, 2006 based on value of services rendered and to be rendered	100,000	100	3,900	-	-	4,000

Issuance of common stock on May 23, 2006 for a sub-scription receivable at $0.25 per share	50,000	50	12,450	(12,500)	-	-

Net Loss	-	-	-	-	(43,127)	(43,127)

Balance as of December 31, 2006	6,104,991	6,105	123,918	(14,000)	(43,127)	72,896

Issuance of common stock for consulting services at $0.083 per share on January 15, 2007 based on value of services rendered and to be rendered	600,000	600	49,400	-	-	50,000

Issuance of common stock for officers compensation at $0.096 per share on January 15, 2007 based on value of services rendered and to be rendered	500,000	500	47,500	-	-	48,000

Issuance of common stock for cash of $0.25 per share on July 10, 2007	40,000	40	9,960	-	-	10,000

Issuance of common stock for cash of $0.25 per share on July 23, 2007	40,000	40	9,960	-	-	10,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007 and for the
Period from January 10, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Issuance of common stock for payment of note at $0.2354 per share on July 26, 2007	20,000	$20	$4,689	$-	$-	$4,709

Payment of subscription receivable on July 27, 2007	-	-	-	1,500	-	1,500

Issuance of common stock for consulting services at $0.083 per share on August 1,2007 based on value of services rendered and to be rendered	100,000	100	8,200	-	-	8,300

Issuance of common stock for consulting services at $0.077 per share on August 1, 2007 based on value of services rendered	65,000	65	4,935	-	-	5,000

Issuance of common stock for consulting services at $0.04 per share on August 1, 2007 based on value of services rendered	25,000	25	975	-	-	1,000

Payment of subscription receivable on October 17, 2007	-	-	-	12,500	-	12,500

Issuance of common stock for consulting services at $0.25 per share on November 26, 2007	50,000	50	12,450	-	-	12,500

Issuance of common stock for cash of $0.25 per share on December 21, 2007	40,000	40	9,960	-	-	10,000

Issuance of common stock for cash of $0.25 per share on December 22, 2007	80,000	80	19,920	-	-	20,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007 and for the
Period from January 10, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Net Loss	-	$-	$-	$-	$(199,574)	$(199,574)

Balance as of December 31, 2007	7,664,991	7,665	301,867	-	(242,701)	66,831

Issuance of common stock for cash of $0.25 per share on January 10, 2008	100,000	100	24,900	-	-	25,000

Issuance of common stock for cash of $0.25 per share on May 20, 2008	50,000	50	12,450	-	-	12,500

Issuance of common stock for cash of $0.25 per share on May 28, 2008	1,000,000	1,000	249,000	-	-	250,000

Issuance of common stock for consulting services at $0.10 per share on August 26, 2008 based on value of services rendered and to be rendered	200,000	200	19,800	-	-	20,000

Issuance of common stock for consulting services at $0.25 per share on August 26, 2008 based on value of services rendered	10,000	10	2,490	-	-	2,500

Issuance of common stock for consulting services at $0.083 per share on August 26, 2008 based on value of services rendered and to be rendered	120,000	120	9,880	-	-	10,000

Issuance of common stock for consulting services at $0.25 per share on August 26, 2008 based on value of services rendered	50,000	50	4,950	-	-	5,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007 and for the
Period from January 10, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Issuance of common stock for consulting services at $0.25 per share on December 16, 2008 based on value of services rendered	40,400	$40	$10,060	$-	$-	$10,100

Officers compensation expense as contributed capital	-	-	38,000	-	-	38,000

Issuance of common stock for officers compensation at $0.25 per share on December 31, 2008 based on value of services rendered	32,000	32	7,968	-	-	8,000

Net Loss	-	-	-	-	(282,719)	(282,719)

Balance as of December 31, 2008	9,267,391	$9,267	$681,365	$-	$(525,420)	$165,212

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from January 10, 2006 (inception) to December 31, 2008
Cash flows from operating activities:
Net loss	$(282,719)	$(199,574)	$(525,420)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible asset	8,271	8,271	22,746
Common stock issued for services	-	1,000	6,500
Consulting service expense paid in stock	59,879	59,171	119,050
Officers compensation expense paid in stock	10,000	46,000	56,000
Officers compensation expense as contributed capital	38,000	-	38,000
Changes in operating assets and liabilities:
Prepaid expense	5,101	151	5,434
Accounts payable	(18,084)	19,014	2,016
Accrued royalty	166	-	166
Net cash used in operating activities	(179,386)	(65,967)	(275,508)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	14,000	14,000
Proceeds from issuance of common stock	287,500	50,000	426,000
Payment of short-term debt	-	(2,375)	(2,375)

Net cash provided by financial activities	287,500	61,625	437,625

Net increase (decrease) in cash	108,114	(4,342)	145,117

Cash, beginning of the period	37,003	41,345	-
Cash, end of the period	$145,117	$37,003	$145,117

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	4,709	19,709

Stock issued in lieu of cash for prepaid services	47,600	123,800	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation
Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash deposits
The Company maintains its cash balances in high quality financial institutions.  Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Inventory
Poker table felt inventory is valued using the lower of cost (first-in, first-out method) or market.

Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable approximate fair value due to their relatively short maturities.

Intangible assets
On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $8,271, $8,271 and $22,746 for the years ended December 31, 2008 and 2007 and the period from January 10, 2006 (inception) to December 31, 2008. Estimated amortization expense for the next three years of patents issued as of December 31, 2008 is as follows:

Year ending December 31:

2009	$8,271
2010	8,271
2011	2,069
Total	$18,611

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of December 31, 2008 or December 31, 2007.

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue recognition

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured.  All revenue for the year ended December 31, 2008 was generated from one customer.  Revenues generated from the licensing of the Winner’s Pot Poker game in New Jersey are not subject to sales and use tax although filing of an annual return is required and completed.

Recent accounting pronouncements

During February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not impact the results of operations and financial position.

During December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).  While SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations, SFAS 141R now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 141R will have a material effect on its results of operations or financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedging activities are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption of SFAS 161 will have a material effect on its results of operations or financial position.

Advertising

Advertising costs are charged to expense when incurred.  Advertising costs were $11,447, $0 and $11,447, respectively, for the years ended December 31, 2008, 2007 and the period from January 10, 2006 (inception) to December 31, 2008.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The following table reflects the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share for the two most recent fiscal years and the period from inception to December 31, 2008, in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from January 10, 2006 (inception) to December 31, 2008
Numerator: Net Loss	$(282,719)	$(199,574)	$(525,420)
Denominator: Weighted-average number of common shares outstanding	8,523,587	7,293,703	7,061,314
Basic and diluted net loss per common share	$(.03)	$(.03)	$(.07)

The outstanding warrants issued during the year ended December 31, 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net loss for the year.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video (see note 8) dated March 10, 2006, states when the Company receives any revenue generated by Winners Pot Poker and other similar games, Select Video shall receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At December 31, 2008, there was $166 in royalties owed under this agreement, none of which has been paid as of such date.

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

On May 28, 2008, the Company raised cash of $250,000 at $.25 per share through the issuance of 1,000,000 shares of common stock together with a warrant to purchase up to 1,000,000 shares of common stock, which was immediately exercisable.  The exercise price was $.25 per share if purchased within six months of issuance.  The exercise price increased to $.425 for months seven through twelve (after the date of issuance) and increases to $.50 after twelve months.  The warrant expires on May 27, 2010.

In May 2008, the Company raised cash of $12,500 at $.25 per share through the issuance of 50,000 shares of common stock.

On August 26, 2008, the Company issued 200,000 shares of common stock to a consultant for services to be provided over a 5 month period commencing on August 1, 2008.  These services were valued at $20,000.

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

On December 16, 2008, the Company issued 40,400 shares of common stock for services.  These services were valued at $10,100.

On December 31, 2008, the Company issued 32,000 shares of common stock for officer compensation.  These services were valued at $8,000.

At December 31, 2008 a total of 9,267,391 shares of common stock were issued and outstanding.  1,000,000 warrants to purchase additional common stock at $0.425 per share are also outstanding as of December 31, 2008.

NOTE 5—INCOME TAXES

On January 1, 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. The adoption of FIN 48 did not result in an adjustment to the Company's financial statements.  The Company had no positions for which it deemed that it is reasonably possible that the amounts of the unrecognized tax benefit will significantly increase or decrease.  The tax years that remain subject to examination by major tax jurisdictions currently are Federal 2006-2008 and State of Minnesota 2006-2008.  The net operating loss carryforwards are subject to examination until they expire.

At December 31, 2008, the Company had federal and state net operating loss carryforward of approximately $509,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. The Company’s deferred tax asset is the net operating loss carryforward and the difference in patent amortization expense.  The Company has established a valuation allowance of $198,000 and $89,000 at December 31, 2008 and 2007, respectively, against its deferred tax assets due to uncertainty surrounding the realization of such assets.  The change in valuation allowance for the years ended December 31, 2008 and 2007 was $109,000 and $74,000, respectively, and for the period ended January 10, 2006 (inception) to December 31, 2008 was $198,000.  Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Reconciliation between the federal statutory rate and the effective tax rates is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from January 10, 2006 (inception) to December 31, 2008
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Valuation Allowance	40.0	40.0	40.0
Effective tax rate	0.0%	0.0%	0.0%

NOTE 6— GOING CONCERN; MANAGEMENT’S PLAN TO FUND WORKING CAPITAL NEEDS

The Company incurred net losses of $282,719, $199,574, and $525,420 for the years ended December 31, 2008 and 2007 and for the cumulative period from January 10, 2006 (inception) to December 31, 2008, respectively, along with negative cash flows from operating activities.  The Company anticipates significant expenditures during 2009 relating to the marketing its Winner’s Pot Poker game, seeking regulatory approval from Nevada and Minnesota to license its game in their respective states, and legal and accounting expenses to comply with the requirements of a public reporting company.   As of the date of filing of this report, the Company had approximately $42,500 cash on hand and current liabilities of approximately $24,000.  The Company estimates that it will need approximately $140,000 of cash over the next 12 months to continue operations through 2009.

NOTE 7—SUBSEQUENT EVENTS

On February 25, 2009, the Company redeemed 366,667 shares of common stock held by a single shareholder, for a price of $.25 per share, for a total amount of $91,667.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2008.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Poker Magic, Inc.

The management of Poker Magic, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Virchow, Krause & Company, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

/s/  Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/  Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	49	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	39	Director and Chief Financial Officer

Douglas M. Polinsky co-founded Poker Magic, Inc. in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the Chief Executive Officer of Great North Capital Corp., a financial advisory company which he founded. Great North Capital advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also make direct investments into public and private companies. Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas.

Joseph A. Geraci, II was a co-founder of Poker Magic, Inc. in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, a Minnesota limited partnership that invests directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota.  From 2000 until December 2004, Mr. Geraci was a broker with Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm.

Under the Company’s bylaws, the directors serve for indefinite terms expiring upon the next annual meeting of the Company’s shareholders.

Code of Ethics

On August 5, 2008, our Board of Directors adopted a Code of Ethics for Management and Non-Management Employees, which includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is available on our website, www.pokermagicinc.com, and we will provide a copy, without charge, to any shareholder upon written request made to Poker Magic, Inc., Attention: Chief Executive Officer, 130 West Lake Street, Suite 300, Wayzata, MN 55391.

Changes to Board of Director Nomination Procedures

The Company has not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2008.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors of the Company does not have a standing audit, compensation or nominating committee.  Instead, the entire Board of Directors fulfills the functions of such committees.  The Board of Directors has determined that Mr. Joseph A. Geraci, II is an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K.  This determination was based primarily on Mr. Geraci’s experience as Director of Finance for Gelstat Corporation.  Neither Mr. Geraci nor the only other member of the Board of Directors—Douglas M. Polinsky—are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards.  The Company is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market or exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership.  The foregoing reporting persons became subject to these filing requirements in April 2008.  Based on its own review, the Company believes that Douglas M. Polinsky, Joseph A. Geraci II, Marilyn Culotta and Gary Kostiuk each made late filings on Forms 3 and 5 with respecting to their ownership of securities and transactions from April through December 2008.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2007 and 2008 to the persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Douglas M. Polinsky,	2007	$0	(1)	$24,000	(2)	-	$24,000
Chief Executive Officer	2008	$4,000	(3)	$4,000	(4)	-	$8,000

Joseph A. Geraci, II,	2007	$0	(1)	$24,000	(2)	-	$24,000
Chief Financial Officer	2008	$4,000	(3)	$4,000	(4)	-	$8,000

(1)
The named executive did not receive a salary during the year ended December 31, 2007, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)
The named executive received a stock award of 125,000 fully vested common shares in January 2007 in exchange for services to be rendered to the Company in his role as a corporate officer and director during 2007.  This represents the value of services provided by the named executive with respect to stock grants.

(3)
The named executive received a salary of $4,000 during the year ended December 31, 2008, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.  In addition, in order to value the services rendered to the Company by the named executive, the Company recorded $19,000 with respect to the named executive (aggregating to $38,000 for both named executives) as contributed capital.

(4)
The named executive received a stock award of  $4,000 (consisting of 16,000 fully vested common shares). This represents the value of services provided by the named executive with respect to stock grants.

Employment Agreements with Executives

The Company does not currently have employment agreements with Messrs. Polinsky and Geraci, and currently has no plans to enter into employment agreements with such individuals.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2008 held by any named executive. In addition, the Company has no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

The Company paid $4,000 in director compensation in 2008.  In addition, the Company reimburses directors for their expenses incurred in attending or participating in meetings of the board of directors or other Company-related meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 13, 2009 (on which date there were an aggregate of 8,900,724 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive (see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the address of each of the following persons or entities is 130 West Lake Street, Suite 300, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

Name	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	1,553,500	17.5%
Joseph A. Geraci, II (3)	1,341,000	15.1%
Marilyn Culotta (4) 9101 W. Sahara Ave., Suite 105 B11 Las Vegas, NV 89117	680,500	7.6%
Gary Kostiuk (4) 257 Frog Pond Road Parkertown, NJ 08087	540,000	6.0%
All current directors and executive officers as a group (5) (two persons)	2,894,500	32.5%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)
Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 1,250,000 common shares held by Great North Capital Corp., a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 163,500 common shares held individually by Mr. Polinsky, and 140,000 common shares held in the name of two of Mr. Polinsky’s minor children (beneficial ownership of which Mr. Polinsky disclaims).

(3)
Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 1,135,000 common shares held by Isles Capital, LLC, a Minnesota limited liability company of which Mr. Geraci is the sole member and manager, 190,000 common shares held individually by Mr. Geraci’s spouse, and 16,000 shares held individually by Mr. Geraci.

(4)	All shares are common shares and are held individually.

(5)	Includes Messrs. Polinsky and Geraci.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Director Independence

The Company currently has two directors, Messrs. Joseph A. Geraci, II and Douglas M. Polinsky, neither of whom is “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market. In addition, the Company does not have a standing audit, compensation or nominating committee. Instead, the entire board of directors fulfills the function of such committees.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2007	2008
Audit Fees	$21,170	$52,077
Audit-Related Fees	0	0
Tax Fees	0	2,605
All Other Fees	0	0

Total	$21,170	$54,682

Audit Fees.   The fees identified under this caption were for professional services rendered by Virchow, Krause & Company, LLP for years ended 2008 and 2007 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.  The 2008 fees include services related to finalizing the 2007 audit and filing of the Form 10 and related amendments.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees.  The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2007 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements
Balance Sheets – December 31, 2008 and December 31, 2007
Statements of Operations – Years ended December 31, 2008, December 31, 2007 and Period from January 10, 2006 (inception) to December 31, 2008
Statement of Shareholders’ Equity – Years ended December 31, 2008, December 31, 2007 and Period from January 10, 2006 (inception) to December 31, 2008
Statements of Cash Flows – Years ended December 31, 2008, December 31, 2007 and Period from January 10, 2006 (inception) to December 31, 2008
Notes to Financial Statements

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Poker Magic, Inc. (1)
3.2	Amended and Restated Bylaws of Poker Magic, Inc. (1)
4	Form of Common Stock Certificate. (1)
10.1	Asset Purchase Agreement with Select Video, Inc., dated March 10, 2006. (1)
10.2	License Agreement with Bally’s Park Place, Inc., dated December 26, 2007. (1)
10.3	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008. (2)
14	Code of Ethics (3)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated herein by reference to the registrant’s registration statement on Form 10-SB, filed on January 29, 2008.
(2)  Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on July 10, 2008.
(3)  Available on registrant’s website at www.pokermagicinc.com, as permitted under Item 406(c) of Regulation S-K.

*Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 27, 2009
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 27, 2009
Joseph A. Geraci, II	(principal accounting and financial officer)