Form 10-Q
period 2009-03-31
POKER MAGIC INC
filed 2009-05-15
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                         Accelerated filer ☐
Non-accelerated filer ☐                                                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 7, 2009 there were 8,900,274 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Cash	$22,221	$145,117
Accounts Receivable	200	-
Inventory	300	750
Prepaid Expense	1,667	2,916

Total Current Assets	24,388	148,783

Intangible Assets, Net of Amortization	16,543	18,611

Total Assets	$40,931	$167,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$14,733	2,016
Accrued Royalty	81	166

Total Current Liabilities	14,814	2,182

Total Liabilities	14,814	2,182

Shareholders’ Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 8,900,724 and 9,267,391 shares.	8,900	9,267
Additional Paid-in Capital	602,065	681,365
Deficit Accumulated During the Development Stage	(584,848)	(525,420)

Total Shareholders’ Equity	26,117	165,212

Total Liabilities and Shareholders’ Equity	$40,931	$167,394

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from January 10, 2006 (inception) to March 31, 2009
Revenues	$1,625	$-	$4,950

Cost of Revenues	4,448	-	41,221

Gross Loss	(2,823)	-	(36,271)

Operating Expenses: Selling, General and Administrative	56,786	56,244	550,769

Operating Loss:	(59,609)	(56,244)	(587,040)

Other Income
Interest Income	181	-	2,192

Net Loss	$(59,428)	$(56,244)	$(584,848)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.08)

Weighted-average number of common shares outstanding	9,128,872	7,755,101	7,219,411

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from January 10, 2006 (inception) to March 31, 2009
Cash flows from operating activities:
Net loss	$(59,428)	$(56,244)	$(584,848)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible asset	2,068	2,068	24,814
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	1,249	8,534	120,299
Officers compensation expense paid in stock	-	2,000	56,000
Officers compensation expense as contributed capital	12,000	10,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	(200)	-	(200)
Inventory	450	-	450
Prepaid expense	-	-	5,434
Accounts payable	12,717	(15,783)	14,733
Accrued royalty	(85)	-	81

Net cash used in operating activities	(31,229)	(49,425)	(306,737)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	25,000	426,000
Redemption of common stock	(91,667)	-	(91,667)
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financial activities	(91,667)	25,000	345,958

Net increase (decrease) in cash	(122,896)	(24,425)	22,221

Cash, beginning of the period	145,117	37,003	-
Cash, end of the period	$22,221	$12,578	$22,221

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable			(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2008.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to March 31, 2009, the Company incurred a net loss of $584,848. The Company’s ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available on terms favorable to the Company, if at all.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three months ended March 31, 2009 and 2008 and $24,814 for the period from January 10, 2006 (inception) to March 31, 2009. Estimated amortization expense for the next three years of patents issued as of March 31, 2009 is as follows:

Remainder of 2009	$6,203
2010	8,271
2011	2,069
Total	$16,543

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of March 31, 2009 or December 31, 2008.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from January 10, 2006 (inception) to March 31, 2009
Numerator: Net Loss	$(59,428)	$(56,244)	$(584,848)
Denominator: Weighted-average number of common shares outstanding	9,128,872	7,755,101	7,219,411
Basic and diluted net loss per common share	$(.01)	$(.01)	$(.08)

The outstanding warrants issued during the three months ended March 31, 2009 and the period from January 10, 2006 (inception) to March 31, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, states that when the Company receives any revenue generated by Winners Pot Poker and other similar games, Select Video shall receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of March 31, 2009 and December 31, 2008, $81 and $166 were owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On January 10, 2006, the founders of the Company purchased 2,500,000 shares of common stock for $2,500.

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video in exchange for 3,022,991 shares of common stock issued at the deemed fair market value of $.001 per share or $3,023.

On May 23, 2006, the Company issued 60,000 shares of common stock at $0.25 per share in lieu of cash for liabilities assumed.

During 2006, the Company raised additional cash of $87,500 at $0.25 per share through the issuance of 350,000 shares of common stock.

During 2006, the Company issued 22,000 shares to various consultants at $0.25 per share for services rendered.

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

In July 2007, the Company raised cash of $20,000 at $0.25 per share through the issuance of 80,000 shares of common stock.

On August 1, 2007, the Company issued 65,000 shares of common stock for services to be provided over a twelve month period commencing retroactively on June 1, 2007.  These services were valued at $5,000.

On August 1, 2007, the Company issued 100,000 shares of common stock to a consultant for services to be provided over a twelve month period commencing on August 1, 2007.  These services were valued at $8,300.

On August 1, 2007, the Company issued 25,000 shares of common stock for services.  These services were valued at $1,000.

On November 26, 2007, the Company issued 50,000 shares of common stock to a consultant for services to be provided over a twelve month period commencing on November 26, 2007.  These services were valued at $12,500.

In December 2007, the Company raised cash of $30,000 at $0.25 per share through the issuance of 120,000 shares of common stock.

In January 2008, the Company raised cash of $25,000 at $0.25 per share through the issuance of 100,000 shares of common stock.

On May 28, 2008, the Company raised cash of $250,000 at $0.25 per share through the issuance of 1,000,000 shares of common stock together with a warrant to purchase up to 1,000,000 shares of common stock, which was immediately exercisable.  The exercise price was $0.25 per share if purchased within six months of issuance.  The exercise price increased to $0.425 for months seven through twelve (after the date of issuance) and increases to $0.50 after twelve months.  The warrant expires on May 27, 2010.

In May 2008, the Company raised cash of $12,500 at $0.25 per share through the issuance of 50,000 shares of common stock.

On August 26, 2008, the Company issued 200,000 shares of common stock to a consultant for services to be provided over a five month period commencing on August 1, 2008.  These services were valued at $20,000.

On August 26, 2008, the Company issued 60,000 shares of common stock for services to be provided over a five month period commencing retroactively on August 1, 2008.  These services were valued at $5,000.

On August 26, 2008, the Company issued 60,000 shares of common stock for services to be provided over a twelve month period commencing retroactively on August 1, 2008.  These services were valued at $5,000.

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

At March 31, 2009, a total of 8,900,724 shares of common stock were issued and outstanding.  1,000,000 warrants to purchase additional common stock at $0.425 per share are also outstanding as of March 31, 2009.

NOTE 5—INCOME TAXES

The Company applies the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.

At March 31, 2009, the Company had federal and state net operating loss carryforward of approximately $570,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2009 and related to our year ended December 31, 2008, and the period from January 10, 2006 (inception) to December 31, 2008.

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

We had no revenues from January 10, 2006 (inception) through December 31, 2007, or from January 1, 2008 through August 27, 2008.  We began generating revenues August 28, 2008 under our license agreement with Bally’s Park Place, Inc. discussed further in the “Trends and Uncertainties” section below, under the caption “Revenues.”

For the three months ended March 31, 2009, we incurred $4,448 in revenue-related costs and $56,786 in operating expenses.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of March 31, 2009, we had $22,221 in cash on hand and current liabilities of $14,814.  As of the date of this filing, we had $9,383 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2009.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to June 2009.

Management believes that the most significant uncertainties facing the Company relate to our ability to increase our revenues, the accuracy of our expense forecast, our ability to acquire necessary licenses, registrations and approvals, and our ability to obtain financing when and as needed and on terms acceptable to us.  These uncertainties are discussed in greater detail under the caption “Trends and Uncertainties.”

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Three Months Ended
Item	3/31/09	3/31/08	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenue	$1,625	$-	N/A	N/A	N/A
Other Income	181	-	N/A	N/A	N/A
Cost of Revenue	4,448	-	N/A	N/A	N/A
General Operating Expenses	6,189	5,832	6.1%	10.41%	10.37%
Legal and Accounting Expenses	38,597	21,878	76.4%	64.95%	38.90%
Consulting Expenses	-	8,534	N/A	N/A	15.17%
Executive Management Compensation	12,000	20,000	(40)%	20.19%	35.56%
Net Loss	59,428	56,244	5.7%	N/A	N/A

As the table above demonstrates, during the three months ended March 31, 2009 and 2008, we had revenues of $1,625 and $0 respectively, and incurred $4,448 and $0, respectively, in revenue-related costs.  During both periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.  During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC.  Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.  We currently have one contract with one client.

Our selling, general and administrative expenses overall remained equivalent in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and are expected to remain stable throughout 2009.

Our legal and accounting expenses increased 76.4% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This significant increase was mainly due to one-time expenses related to amending our Registration Statement on Form 10 filed with the SEC, our initial compliance with the Sarbanes-Oxley Act of 2002, and working with broker-dealers to complete an application with FINRA and obtain our trading symbol.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2008.

We presently expect that compensation expense for our executive management will remain consistent with our fiscal 2008.   We have recorded an expense for our estimated officer compensation as an addition to paid-in capital for the three months ended March 31, 2009, and will continue to do so each period in fiscal 2009 in the event we do not issue shares to our executive management as compensation.  We expect that we will continue to issue shares to consultants to compensate them for services rendered, primarily as a means to conserve our cash resources.  In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2009.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(31,229)	$(49,425)
Investing activities	-	-
Financing activities	(91,667)	25,000
Net increase in cash	(122,896)	(24,425)
Cash, beginning of period	145,117	37,003
Cash, end of period	$22,221	$12,578

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock.  The decrease in the most recent period relates to a stock redemption that occurred in February 2009.

As of March 31, 2009, we had $22,221 cash on hand and current liabilities of $14,814.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2009.  Thereafter, we expect we will require additional capital.

Presently, we anticipate that additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company.  We cannot, however, be certain that any such financing will be available on terms favorable to us if at all.  If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or preferred equity instruments, we may become subject to certain operational limitations, and such securities would likely have material rights that are senior to the rights of our common shareholders. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at March 31, 2009 was intellectual property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.  We intend to continue to actively file for patent protection, where reasonable, within the United States.  We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

From inception through March 31, 2009 (and presently), the Company has been focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

We continue our focus on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, we have met with the management or representatives of numerous casinos or gaming establishments in an effort to secure additional licensing arrangements, focusing on expanding our licensing in New Jersey and breaking into the Minnesota and Nevada markets.

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

Expenses

As indicated above under the caption “Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008,” our selling, general and administrative expenses overall remained equivalent in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and are expected to remain stable throughout 2009.  We expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2009.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

As part of our marketing efforts for the Winner’s Pot Poker game, our management has met with the management or representatives of over ten different casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.  We have yet to obtain the final casino service industry (CSI) supplier license from the New Jersey Casino Control Commission, which is more broad and flexible than the current transactional waiver which we have thus far secured.  On January 23, 2009, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license is underway, with the extended term set to expire on July 24, 2009. We also have yet to obtain the final licensure required in the states of Nevada and Minnesota.  In sum, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of March 31, 2009, we had an accumulated deficit of $584,848. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Critical Accounting Policies

For detailed information on our critical accounting policies and estimates, please see our financial statements and notes thereto included in this report and in our report Form 10-K filed with the SEC in March 2009.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our report Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

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

As of March 31, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment posed by a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Nevertheless, management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors during or since the period covered by this report.  For a discussion of risk factors applicable to us and our business, please refer to the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 27, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We made no sales of unregistered equity securities during the period covered by this report.  We did, however, redeem a total of 366,667 shares from our shareholder Alexander Gruye on February 25, 2009.  Information respecting this transaction is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	0	-	0	$0
February 2009	366,667	$.25	0	$0
March 2009	0	-	0	$0

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information.

None.

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

Dated: May 15, 2009

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 15, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002