Form 10-Q
period 2009-06-30
POKER MAGIC INC
filed 2009-08-14
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of July 31, 2009 there were 9,563,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS

Current Assets
Cash	$1,596	$145,117
Inventory	300	750
Prepaid Expense	418	2,916

Total Current Assets	2,314	148,783

Intangible Assets, Net of Amortization	14,475	18,611

Total Assets	$16,789	$167,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$8,176	$2,016
Accrued Royalty	183	166

Total Current Liabilities	8,359	2,182

Total Liabilities	8,359	2,182

Shareholders’ Equity
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 9,563,224 and 9,267,391 shares.	9,563	9,267
Additional Paid-in Capital	621,277	681,365
Deficit Accumulated During the Development Stage	(622,410)	(525,420)

Total Shareholders’ Equity	8,430	165,212

Total Liabilities and Shareholders’ Equity	$16,789	$167,394

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from January 10, 2006 (inception) through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenues	$2,025	$-	$3,650	$-	$6,975

Cost of Revenues	3,794	-	8,242	-	45,015

Gross Loss	(1,769)	-	(4,592)		(38,040)

Operating Expenses: Selling, General and Administrative	35,804	63,701	92,590	119,945	586,573

Operating Loss:	(37,573)	(63,701)	(97,182)	(119,945)	(624,613)

Other Income
Interest Income	11	393	192	393	2,203

Net Loss	$(37,562)	$(63,308)	$(96,990)	$(119,552)	$(622,410)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.08)

Weighted-average number of common shares outstanding	8,900,724	8,161,694	9,014,168	7,958,398	7,338,602

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Period from January 10, 2006 (inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(96,990)	$(119,552)	$(622,410)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	4,136	4,136	26,882
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	4,373	14,567	123,423
Officers compensation expense paid in stock	18,000	2,000	74,000
Officers compensation expense as contributed capital	12,000	22,000	50,000
Changes in operating assets and liabilities:
Inventory	450	-	450
Prepaid expense	-	-	5,434
Accounts payable	6,160	(412)	8,176
Accrued royalty	17	-	183

Net cash used in operating activities	(51,854)	(77,261)	(327,362)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	287,500	426,000
Redemption of common stock	(91,667)	-	(91,667)
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financial activities	(91,667)	287,500	345,958

Net increase (decrease) in cash	(143,521)	210,239	1,596

Cash, beginning of the period	145,117	37,003	-
Cash, end of the period	$1,596	$247,242	$1,596

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2008.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to June 30, 2009, the Company incurred a net loss of $622,410. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $4,136 for both of the six months ended June 30, 2009 and 2008 and $26,882 for the period from January 10, 2006 (inception) to June 30, 2009. Estimated amortization expense for the next three years of patents issued as of June 30, 2009 is as follows:

Remainder of 2009	$4,136
2010	8,271
2011	2,068
Total	$14,475

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of June 30, 2009 or December 31, 2008.

Recent accounting pronouncement

During May 2009, the FASB issued Statement of Financial Standards No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The disclosure of the subsequent events did not have a material effect on the financial statements.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
Numerator:
Net loss attributable to common stockholders	$(37,562)	$(63,308)

Denominator:
Weighted-average number of common shares outstanding	8,900,724	8,161,694

Basic and diluted net loss per common share	$(.00)	$(.01)

	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from January 10, 2006 (inception) to June 30, 2009
Numerator:
Net loss attributable to common stockholders	$(96,990)	$(119,552)	$(622,410)

Denominator:
Weighted-average number of common shares outstanding	9,014,168	7,958,398	7,338,602

Basic and diluted net loss per common share	$(.01)	$(.02)	$(.08)

The 1,000,000 outstanding warrants during the three and six months ended June 30, 2009 and the period from January 10, 2006 (inception) to June 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winners Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of June 30, 2009 and December 31, 2008, $183 and $166 were owed to Select Video under this agreement.

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

On February 25, 2009, the Company redeemed 366,667 shares of common stock held by a single shareholder at a price of $.25 per share, for a total amount of $91,667.

On June 30, 2009, the Company issued 400,000 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2009, the Company issued 200,000 shares of common stock for officer bonus compensation with a fair value of $6,000.

On June 30, 2009, the Company issued 50,000 shares of common stock for consultant service bonus with a fair value of $1,500.

On June 30, 2009, the Company issued 5,000 shares of common stock for services with a fair value of $150.

On June 30, 2009, the Company issued 7,500 shares of common stock for services with a fair value of $225.

At June 30, 2009, a total of 9,563,224 shares of common stock were issued and outstanding.  1,000,000 warrants to purchase additional common stock at $0.425 per share are also outstanding as of June 30, 2009.

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

At June 30, 2009, the Company had federal and state net operating loss carryforward of approximately $605,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—SUBSEQUENT EVENT

On July 30, 2009, we delivered a one-year promissory note to Lantern Advisers, LLC for $10,000 that accrues simple interest on the unpaid principal balance at the rate of twelve percent (12.0%) per annum, with interest payments due and payable monthly and the principal due and payable in full on July 29, 2010.

The Company did not have any other subsequent events through August 14, 2009, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the three and six months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 27, 2009 and related to our year ended December 31, 2008, and the period from January 10, 2006 (inception) to December 31, 2008.

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

For the three and six months ended June 30, we incurred $3,794 and $8,242, respectively, in revenue-related costs and $35,804 and $92,590, respectively, in operating expenses.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of June 30, 2009, we had $1,596 in cash on hand and current liabilities of $8,359.  As of the date of this filing, we had approximately $6,000 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through September 2009.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to September 2009.

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

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

	Three Months Ended
Item	6/30/09	6/30/08	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenues	$2,025	$-	N/A	N/A	N/A
Cost of Revenues	3,794	-	N/A	N/A	N/A
Operating Expenses:
General Operating Expenses	539	23,432	(97.7)%	1.4%	37.0%
Legal and Accounting Expenses	17,265	22,236	(22.4)%	46.0%	35.1%
Consulting Expenses	-	6,033	N/A	N/A	9.5%
Executive Management Compensation	18,000	12,000	50.0%	47.9%	19.0%
Other Income	11	393	(97.2)%	N/A	N/A
Net Loss	$37,562	$63,308	(40.7)%	N/A	N/A

As the table above demonstrates, during the three months ended June 30, 2009 and 2008, we had revenues of $2,025 and $0 respectively, and incurred $3,794 and $0, respectively, in revenue-related costs.  During both periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.  During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC.  Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.  We currently have one contract with one client.

Our general operating expenses decreased 97.7% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, in part because we now record certain expenses to cost of revenue where those expenses were recorded as general and administrative during the 2008 period. We have also realized efficiency savings in our ongoing operations which has helped to reduce our legal, accounting and consulting expenses.  We expect these expenses will remain stable throughout 2009.

Our legal and accounting expenses decreased 22.4% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This significant decrease was mainly due to one-time expenses related to amending our Registration Statement on Form 10 filed with the SEC although somewhat offset by increased costs related to our initial compliance with the Sarbanes-Oxley Act of 2002, and completing the process of obtaining our trading symbol.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

	Six Months Ended
Item	6/30/09	6/30/08	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenues	$3,650	$-	N/A	N/A	N/A
Cost of Revenues	8,242	-	N/A	N/A	N/A
Operating Expenses:
General Operating Expenses	6,728	29,264	(77.0)%	6.9%	24.5%
Legal and Accounting Expenses	55,862	44,114	26.6%	57.6%	36.9%
Consulting Expenses	-	14,567	N/A	N/A	12.2%
Executive Management Compensation	30,000	32,000	(6.3)%	30.9%	26.8%
Other Income	192	393	(51.1)%	N/A	N/A
Net Loss	$96,990	$119,552	(18.9)%	N/A	N/A

As the table above demonstrates, during the six months ended June 30, 2009 and 2008, we had revenues of $3,650 and $0 respectively, and incurred $8,242 and $0, respectively, in revenue-related costs.  During both periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.  During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC.  Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.  We currently have one contract with one client.

Our general operating expenses decreased 77% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, in part because we now record certain expenses to cost of revenue where those expenses were recorded as general and administrative during the 2008 period. We have also realized efficiency savings in our ongoing operations and reduced our consulting expense significantly.  We expect these expenses will remain stable throughout 2009.

Our legal and accounting expenses increased 26.6% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  This significant increase was due to our December 31, 2008 audit, our initial compliance with the Sarbanes-Oxley Act of 2002, and completing our application with FINRA to obtain our trading symbol.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2008.

We presently expect that compensation expense arising from share issuances to our executive management will remain consistent with our fiscal 2008.   We have recorded an expense for our estimated officer compensation as an addition to paid-in capital.  We expect that we will continue to issue shares to consultants to compensate them for services rendered, primarily as a means to conserve our cash resources.  In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2009.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(51,854)	$(77,261)
Investing activities	-	-
Financing activities	(91,667)	287,500
Net increase (decrease) in cash	(143,521)	210,239
Cash, beginning of period	145,117	37,003
Cash, end of period	$1,596	$247,242

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock.  As of June 30, 2009, we had $1,596 cash on hand and current liabilities of $8,359.  As of the date of this filing, our management believes we have sufficient capital to continue operations through September 2009.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at June 30, 2009 was intellectual property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.  We intend to continue to actively file for patent protection, where reasonable, within the United States.  We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

From inception through June 30, 2009 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008,” and “Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008,” our selling, general and administrative expenses overall decreased in both the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 and are expected to remain stable throughout 2009.  We expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2009.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

As part of our marketing efforts for the Winner’s Pot Poker game, our management has met with the management or representatives of over ten different casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.  We have yet to obtain the final casino service industry (CSI) supplier license from the New Jersey Casino Control Commission, which is more broad and flexible than the current transactional waiver which we have thus far secured.  On January 23, 2009, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license is underway and extended our term to expire on July 24, 2009.  On July 24, 2009, the New Jersey Casino Control Commission extended our term to January 24, 2010.  It is extremely difficult to anticipate, however, how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues.  It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through September 2009.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to September 2009.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of June 30, 2009, we had an accumulated deficit of $622,410. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

As of June 30, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report.  For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our report Form 10-K filed with the SEC on March 27, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2009, the Company offered and sold an aggregate of 662,500 shares of common stock.  Of this amount, 400,000 shares having an aggregate fair value of $12,000 were issued to two persons for officer compensation; 200,000 shares having an aggregate fair value of $6,000 were issued to the same two persons as bonus officer compensation; 50,000 shares having an aggregate fair value of $1,500 were issued to one person in consideration of consulting services; and 12,500 shares having an aggregate fair value of $375 were issued to two persons under contractual commitments relating to the placement of the Company’s games in certain entertainment facilities. The Company offered and sold all of the foregoing shares in reliance on the exemptions from registration set forth in Sections 4(2) and/or 4(6) of the Securities Act of 1933. In this regard, the Company relied on representations from the recipients of the shares that they were (i) acquiring the shares for investment purposes only and not with a view toward distribution, (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that each was capable of evaluating the risks of the investment, (iii) in some cases, an “accredited investor” as defined in Rule 501 under the Securities Act. In addition, the transaction described above involved a limited number of recipients, and all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares were “restricted securities” under the Securities Act of 1933.

Item 5.  Other Information.

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On June 26, 2009, the Company entered into an Independent Contractor Agreement with Postoak Consulting, LLC and reached a substantially similar agreement with Mr. Bradley Farrar.  Under the agreements, the contracting parties agreed to use their reasonable best efforts to place the games of the Company in casinos, entertainment and gaming facilities owned or operated by Native American tribes in the United States.  Each contractor received a number of shares of common stock of the Company upon entering into their respective agreement with the Company (aggregating to 12,500 common shares), and each will receive additional share-based compensation upon the successful placement of games in the covered casinos and entertainment and gaming facilities as indicated in the agreements (2,000 common shares for each contractor).  The agreements contain customary representations, warranties and covenants of the parties respecting such matters as due execution and delivery, the non-contravention of other obligations (including restrictive covenants) of the contractor, the confidentiality of certain business information and matters, the arbitration of disputes and indemnification, a two- to four-year term that may include mutually agreed upon extensions, and early termination in the event of that the gaming-related licensing rights of the Company (or its business) are threatened by virtue of the agreements or the conduct of the contractors.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Promissory Note
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: August 14, 2009

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 14, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.1	Promissory Note
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002