Form 10-K/A
period 2008-12-31
POKER MAGIC INC
filed 2009-10-30
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 0-16686
_____________________

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

DOCUMENTS INCORPORATED IN PART BY REFERENCE:   None.

Poker Magic, Inc.
Form 10-K/A
Table of Contents

		Page
PART III
Item 11.	Executive and Director Compensation	1
PART IV
Item 15.	Exhibits and Financial Statement Schedules	2
	Signatures	3

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Poker Magic, Inc. (the “Company”) for the fiscal year ended December 31, 2008, filed with the SEC on March 27, 2009 (the “Original 10-K”).  This Amendment No. 1 is being filed for the purpose of responding to comments received from the staff of the SEC.  In particular, this Amendment No. 1 contains changes to the following portions of the Original 10-K:

•	The footnotes to the Summary Compensation Table contained in Executive and Director Compensation section of the annual report (to correct an error in footnote 2 to that table); and

•	The certifications required by Section 302 and Section 902 of the Sarbanes-Oxley Act of 2002.

The reporting items of the Original 10-K being amended by this Amendment No. 1 are the only items included in this Amendment No. 1.  In addition, the Section 302 and Section 906 certifications are being filed in their entirety as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the filing of the Original 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.  The filing of this Amendment No. 1 is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Douglas M. Polinsky, Chief Executive Officer	2007 2008	$0 (1) $4,000 (3)	$24,000 (2) $5,000 (4)	- -	$24,000 $9,000
Joseph A. Geraci, II, Chief Financial Officer	2007 2008	$0 (1) $4,000 (3)	$24,000 (2) $5,000 (4)	- -	$24,000 $9,000

(1)
The named executive did not receive a salary during the year ended December 31, 2007, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)
The named executive received a stock award of 250,000 fully vested common shares in January 2007 in exchange for services to be rendered to the Company in his role as a corporate officer and director during 2007.  This represents the dollar amount recognized for financial reporting purposes under SFAS 123R with respect to stock grants to the named executive for his services.

(3)
The named executive received a salary of $4,000 during the year ended December 31, 2008, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.  In addition, in order to value the services rendered to the Company by the named executive, the Company recorded $19,000 with respect to the named executive (aggregating to $38,000 for both named executives) as additional paid-in capital in lieu of additional stock awards using the fair value of the stock on the date of the grant.

(4)
The named executive received a stock award of  $5,000, which included a $2,000 carryover from 2007. This represents the dollar amount recognized for financial reporting purposes under SFAS 123R with respect to stock grants to the named executive for his services.

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

1

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Poker Magic, Inc. (1)
3.2	Amended and Restated Bylaws of Poker Magic, Inc. (1)
4	Form of Common Stock Certificate. (1)
10.1	Asset Purchase Agreement with Select Video, Inc., dated March 10, 2006. (1)
10.2	License Agreement with Bally’s Park Place, Inc., dated December 26, 2007. (1)
10.3	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008. (2)
14*	Code of Ethics (3)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the registrant’s registration statement on Form 10-SB, filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on July 10, 2008.
(3)	Available on registrant’s website at www.pokermagicinc.com, as permitted under Item 406(c) of Regulation S-K.

*Filed electronically herewith.

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: October 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date
/s/ Douglas M. Polinsky Douglas M. Polinsky	Chief Executive Officer, President and Director (principal executive officer)	October 30, 2009
/s/ Joseph A. Geraci, II Joseph A. Geraci, II	Chief Financial Officer and Director (principal accounting and financial officer)	October 30, 2009

3

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002