Form 10-Q/A
period 2009-03-31
POKER MAGIC INC
filed 2009-10-30
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

Table of Contents

		Page
PART II – OTHER INFORMATION
Item 6.	Exhibits	1

SIGNATURES		1

EXHIBIT INDEX		2

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Poker Magic, Inc. (the “Company”) for the period ended March 31, 2009, filed with the SEC on May 15, 2009 (the “Original 10-Q”).  This Amendment No. 1 is being filed solely for the purpose of correcting a typographical error contained in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.  As required by applicable rules, we are also filing a new certification under Section 906 of the Sarbanes-Oxley Act of 2002.  As consequence, the Section 302 and Section 906 certifications are the only items being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the filing of the Original 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original 10-Q.  The filing of this Amendment No. 1 is not an admission that the Original 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II – OTHER INFORMATION

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

Dated: October 30, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002