Form 10-Q/A
period 2009-06-30
POKER MAGIC INC
filed 2009-10-30
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|   No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes |_|   No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No  |X|

As of July 31, 2009 there were 9,563,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

		Page
PART II – OTHER INFORMATION
Item 6.	Exhibits	1

SIGNATURES		1

EXHIBIT INDEX		2

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Poker Magic, Inc. (the “Company”) for the period ended June 30, 2009, filed with the SEC on August 14, 2009 (the “Original 10-Q”).  This Amendment No. 1 is being filed solely for the purpose of correcting a typographical error contained in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.  As required by applicable rules, we are also filing a new certification under Section 906 of the Sarbanes-Oxley Act of 2002.  As consequence, the Section 302 and Section 906 certifications are the only items being filed with this Amendment No. 1.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Promissory Note *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  incorporated by reference to the Original 10-Q, filed with the SEC on August 14, 2009.

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