Form 10-Q
period 2009-09-30
POKER MAGIC INC
filed 2009-11-13
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 2, 2009 there were 9,763,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS

Current Assets
Cash	$2,873	$145,117
Inventory	1,621	750
Prepaid Expense	-	2,916

Total Current Assets	4,494	148,783

Intangible Assets, Net of Amortization	12,407	18,611

Total Assets	$16,901	$167,394

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$15,372	$2,016
Accrued Royalty	101	166
Note Payable Related Party – short-term	10,000	-

Total Current Liabilities	25,473	2,182

Total Liabilities	25,473	2,182

Shareholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 9,763,224 and 9,267,391 shares.	9,763	9,267
Additional Paid-in Capital	633,077	681,365
Deficit Accumulated During the Development Stage	(651,412)	(525,420)

Total Shareholders’ Equity (Deficit)	(8,572)	165,212

Total Liabilities and Shareholders’ Equity (Deficit)	$16,901	$167,394

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from January 10, 2006 (inception) through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Revenues	$2,025	$1,900	$5,675	$1,900	$9,000

Cost of Revenues	2,587	21,572	10,829	21,572	47,602

Gross Loss	(562)	(19,672)	(5,154)	(19,672)	(38,602)

Operating Expenses:
Selling, General and Administrative	28,240	76,387	120,830	196,332	614,813

Operating Loss	(28,802)	(96,059)	(125,984)	(216,004)	(653,415)

Other Income (Expense)
Interest Income	-	1,069	192	1,462	2,203
Interest Expense	200	-	200	-	200
Total Other Income (Expense)	(200)	1,069	(8)	1,462	2,003

Net Loss	$(29,002)	$(94,990)	$(125,992)	$(214,542)	$(651,412)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)	$(0.08)

Weighted-average number of common shares outstanding	9,565,398	8,963,687	9,201,014	8,295,940	7,773,135

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Period from January 10, 2006 (inception) to September 30, 2009
Cash flows from operating activities:
Net loss	$(125,992)	$(214,542)	$(651,412)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	6,204	6,204	28,950
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	4,791	36,717	123,841
Officers compensation expense paid in stock	30,000	2,000	86,000
Officers compensation expense as contributed capital	12,000	34,000	50,000
Changes in operating assets and liabilities:
Inventory	(871)	-	(871)
Accounts receivable	-	(1,425)	-
Prepaid expense	-	-	5,434
Accounts payable	13,356	(5,663)	15,372
Accrued royalty	(65)	-	101

Net cash used in operating activities	(60,577)	(142,709)	(336,085)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	287,500	426,000
Redemption of common stock	(91,667)	-	(91,667)
Proceeds from note payable related party	10,000	-	10,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	(81,667)	287,500	355,958

Net increase (decrease) in cash	(142,244)	144,791	2,873

Cash, beginning of the period	145,117	37,003	-
Cash, end of the period	$2,873	$181,794	$2,873

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	37,500	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006. Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2008. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to September 30, 2009, the Company incurred a net loss of $651,412. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $6,204 for both of the nine months ended September 30, 2009 and 2008 and $28,950 for the period from January 10, 2006 (inception) to September 30, 2009. Estimated amortization expense for the next three years of patents issued as of September 30, 2009 is as follows:

Remainder of 2009	$2,068
2010	8,271
2011	2,068
Total	$12,407

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of September 30, 2009 or December 31, 2008.

Recent accounting pronouncement

On September 15, 2009, we adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
Numerator:
Net loss attributable to common stockholders	$(29,002)	$(94,990)

Denominator:
Weighted-average number of common shares outstanding	9,565,398	8,963,687

Basic and diluted net loss per common share	$(0.00)	$(0.01)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Period from January 10, 2006 (inception) to September 30, 2009
Numerator:
Net loss attributable to common stockholders	$(125,992)	$(214,542)	$(651,412)

Denominator:
Weighted-average number of common shares outstanding	9,201,014	8,295,940	7,773,135

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.08)

The 1,000,000 outstanding warrants during the three and nine months ended September 30, 2009 and the period from January 10, 2006 (inception) to September 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of September 30, 2009 and December 31, 2008, $101 and $166 were owed to Select Video under this agreement.

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

On May 28, 2008, the Company raised cash of $250,000 at $0.25 per share through the issuance of 1,000,000 shares of common stock together with a warrant, classified as permanent equity, to purchase up to 1,000,000 shares of common stock, which was immediately exercisable. The warrants do not possess any embedded derivative features. The exercise price was $0.25 per share if purchased within six months of issuance. The exercise price increased to $0.425 for months seven through twelve (after the date of issuance) and to $0.50 after twelve months. The warrant expires on May 27, 2010.

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

On February 25, 2009, the Company redeemed, at the request of a non-affiliate shareholder, 366,667 shares of common stock held by a single shareholder at a price of $.25 per share, for a total amount of $91,667, which was the price originally paid for the redeemed shares.

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

On September 30, 2009, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

At September 30, 2009, a total of 9,763,224 shares of common stock were issued and outstanding. 1,000,000 warrants to purchase additional common stock at $0.50 per share are also outstanding as of September 30, 2009.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions. As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.

At September 30, 2009, the Company had federal and state net operating loss carryforward of approximately $631,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTE PAYABLE

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note. The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of the promissory note will become due. The loan was made to provide working capital to the Company.

NOTE 7—SUBSEQUENT EVENT

On October 13, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note. The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until October 12, 2010, at which time the entire unpaid principal balance of the promissory note will become due. The loan was made to provide working capital to the Company.

The Company did not have any other subsequent events through November 13, 2009, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the three and nine months ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K and Form 10-K/A filed with the SEC on March 27, 2009 and October 30, 2009, respectively, and related to our year ended December 31, 2008, and the period from January 10, 2006 (inception) to December 31, 2008.

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

For the three and nine months ended September 30, 2009 we generated $2,025 and $5,675 in revenues. For the three and nine months ended September 30, 2009, we incurred $2,587 and $10,829, respectively, in revenue-related costs and $28,240 and $120,830, respectively, in operating expenses. Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to third-party consultants and executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of September 30, 2009, we had $2,873 in cash on hand and current liabilities of $25,473. As of the date of this filing, we had approximately $3,850 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through December 2009 due to additional capital raised through execution of short-term notes. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to the end of December 2009.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months Ended
Item	9/30/09	9/30/08	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenues	$2,025	$1,900	6.6%	(7.0)%	(2.0)%
Cost of Revenues	2,587	21,572	(88.0)%	8.9%	22.7%
Operating Expenses:
General Operating Expenses	2,667	6,183	(56.9)%	9.2%	6.5%
Legal and Accounting Expenses	13,573	58,204	(76.7)%	46.8%	61.3%
Executive Management Compensation in Stock	12,000	12,000	-	41.4%	12.6%
Other Income (Expense)	(200)	1,069	(118.7)%	0.7%	(1.1)%
Net Loss	$29,002	$94,990	(69.5)%	N/A	N/A

As the table above demonstrates, during the three months ended September 30, 2009 and 2008, we had revenues of $2,025 and $1,900 respectively, and incurred $2,587 and $21,572, respectively, in revenue-related costs. During both periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game. During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC. Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008. We currently have one contract with one client and have had that contract with that one client since August 2008.

Our operating expenses decreased 63% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to realized efficiency savings in our ongoing operations which has helped to reduce our legal, accounting and consulting expenses. We expect these expenses will remain stable throughout the remainder of 2009.

Our legal and accounting expenses decreased 76.7% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This significant decrease was mainly due to one-time expenses related to amending our Registration Statement on Form 10 filed with the SEC. As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2008.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended
Item	9/30/09	9/30/08	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenues	$5,675	$1,900	199.0%	(4.5)%	(0.9)%
Cost of Revenues	10,829	21,572	(49.8)%	8.6%	10.1%
Operating Expenses:
General Operating Expenses	9,395	50,014	(81.2)%	7.5%	23.3%
Legal and Accounting Expenses	69,435	102,318	(32.1)%	55.1%	47.7%
Executive Management Compensation	42,000	44,000	(4.5)%	33.3%	20.5%
Other Income (Expense)	(8)	1,462	(100.5)%	(0.0)%	(0.7)%
Net Loss	$125,992	$214,542	(41.3)%	N/A	N/A

As the table above demonstrates, during the nine months ended September 30, 2009 and 2008, we had revenues of $5,675 and $1,900 respectively, and incurred $10,829 and $21,572, respectively, in revenue-related costs. During both periods, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game. During 2008, we were also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC. Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008. We currently have one contract with one client.

Our operating expenses decreased 38.5% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 because we realized efficiency savings in our ongoing operations and reduced our consulting expense significantly. We expect these expenses will remain stable throughout the remainder of 2009.

Our legal and accounting expenses decreased 32.1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This significant decrease was due to one-time expenses related to working with broker-dealers to complete an application with FINRA and obtain our trading symbol, and our initial Sarbanes-Oxley compliance efforts. As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2008.

We presently expect that compensation expense arising from share issuances to our executive management will remain consistent with our fiscal 2008. We issued shares to executive management for services rendered in lieu of cash payment. We expect that we will continue to issue shares to executive management and consultants to compensate them for services rendered, primarily as a means to conserve our cash resources. In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2009.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(60,577)	$(142,709)
Investing activities	-	-
Financing activities	(81,667)	287,500
Net increase (decrease) in cash	(142,244)	144,791
Cash, beginning of period	145,117	37,003
Cash, end of period	$2,873	$181,794

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock. As of September 30, 2009, we had $2,873 cash on hand and current liabilities of $25,473. As of the date of this filing, our management believes we have sufficient capital to continue operations through December 2009 due to additional capital raised through execution of short-term notes. Thereafter, we expect we will require additional capital. If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at September 30, 2009 was intellectual property rights and trademarks, which are the foundation for our product offerings. We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for un-issued patents, trademarks or copyrights. The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

From inception through September 30, 2009 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008,” and “Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008,” our selling, general and administrative expenses overall decreased in both the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 and are expected to remain stable throughout 2009. We expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2009. Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through December 2009. Thereafter, we expect we will require additional capital. Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements. In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants. If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to December 2009.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of September 30, 2009, we had an accumulated deficit of $651,412. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of these factors disclosed, among others, our independent registered public accountants have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Critical Accounting Policies

Our policy for the recognition of revenue is a critical accounting policy. The Company recognizes revenue from sales under a license agreement when the following four criteria are met: (1) there exists persuasive evidence of an arrangement (e.g., a fully executed license agreement); (2) delivery of the Winner’s Pot Poker game, felt and instructions has been made and the licensee thereafter becomes responsible to replace such materials in the event of damage or normal wear and tear; (3) the price is fixed or determinable; and (4) the ability of the Company to collect amounts owed is reasonably assured.

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy. In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable. If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately. No impairment indicators were present as of December 31, 2008 or December 31, 2007.

Further information on our critical accounting policies and estimates can be found in our financial statements and notes thereto included in this report and in our report Form 10-K filed with the SEC in March 2009. There have been no material changes to our critical accounting policies and estimates from those disclosed in our report Form 10-K.

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

As of September 30, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2009.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2009, we issued a total of 200,000 shares of common stock to our Chief Executive Officer (100,000 shares) and Chief Financial Officer (100,000) for officer compensation. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 5. Other Information.

On October 13, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note. The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until October 12, 2010, at which time the entire unpaid principal balance of the promissory note will become due. The loan was made to provide working capital to the Company.

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

Dated: November 13, 2009

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 13, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002