Form 10-K
period 2009-12-31
POKER MAGIC INC
filed 2010-02-26
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2009 was $.29 million, based on the closing sales price of $0.06 per share as reported on the OTCBB.  As of February 26, 2010, there were 9,963,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Poker Magic, Inc.
Form 10-K
Table of Contents

PART I

ITEM 1         BUSINESS

Overview

Poker Magic, Inc. (“Poker Magic,” the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. We are a development-stage company focused on promoting and placing our Winner’s Pot Poker game online, into casinos and entertainment facilities country-wide, including those located in Native American tribal lands.  We are also seeking to expand the number of products or services that we offer in the gaming industry.  We believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

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

After a successful trial period, we amended our license agreement with Bally’s Park Place on June 26, 2008.  Under the amended license agreement, Bally’s Park Place pays us a license fee in the amount of (i) $475 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos for a full week during that month, and (ii) $200 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during any month.  As amended, the license agreement currently contemplates the licensure of only two Winner’s Pot Poker game units—one for full-week use and the other for weekend-only use.  This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game.  The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time.  Currently, Bally’s is utilizing two weekend-only games.

Business Model

We intend to continue to market and license our current table game, “Winner’s Pot Poker,” to online, casino and entertainment facilities and operations for a licensing fee. Depending on the particular features of any gaming products or services that we subsequently develop or acquire, we may license such products or services, or certain aspects thereof. By relying on a licensing model that relies primarily on intellectual property, we hope to maximize potential revenue streams while minimizing the amount of capital required to operate the business. This differs from a more traditional gaming and entertainment product model that focuses on electronic gaming machines or boxes that are subject to more stringent regulatory approval processes, and which is therefore more capital intensive.

In addition, we are actively seeking joint venture opportunities with partners that could incorporate Winner’s Pot Poker into their current product offerings and expand the visibility of our table game into new gaming markets.

Our goal is essentially to capture a small piece of the U.S. gaming market, and research opportunities to break into expanding international markets. Currently, there are approximately 1,500 casinos and gaming facilities, including pari-mutuel, casino-cruises, dog tracks, racinos and horse tracks, in operation in 47 states within the United States (World Casino Directory). Legalized gaming has undergone tremendous growth in the past decade, with the gaming industry producing gross revenues in 2007 (the most recent year for which American Gaming Association statistics are available) of approximately $92.3 billion compared to $58.2 billion in 1999,  63% increase.

Gaming in other countries has also generally been increasing.  In Canada, for example, over 100 casinos are in operation and this number is presently increasing.  Similarly, new gaming establishments within South American countries, particularly Argentina, Chile and Peru, have opened in just the prior year.  Central American countries are also expanding their gaming operations with the majority of casinos located in Costa Rica, a very popular tourist destination.

Despite the recent year-over-year and historical increases and the expansion of table gaming into new states, the recent poor state of general economy in the United States has negatively impacted consumer willingness to spend on entertainment and other discretionary items, including gaming.  This is evidenced in part by the fact that gaming revenues in the two largest casino states―Nevada and New Jersey―declined during 2009, (see Nevada Gaming Control Board report, and New Jersey Casino Control Commission report).

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

Competition

There are a number of domestic and international businesses which we compete against. We believe that our ability to compete effectively will be based on a number of factors, including but not limited to our ability to:

•	Develop or acquire new games or technologies, or rights to new intellectual property that may be used in the development of new games

•	Enter into joint ventures that will enhance exposure of our games

•	Obtain additional state and other jurisdictional regulatory approvals

•	Expand our marketing efforts domestically and internationally

•	Obtain floorspace for our games in casinos and entertainment facilities, primarily through marketing and sales and relationship-building efforts

•	Increase the number of games and frequency of use at existing customer locations

•	Satisfy players with the playing experience of our games, and

•	Protect our intellectual property against infringing parties.

We expect that we will face intense competition due to the number of game machine and game play providers, the limited number of casinos and jurisdictions in which they operate, the continuous introduction of new products into the market, and the limited amount of floorspace dedicated to poker. We view our competition generally as any other business seeking floorspace at a casino or entertainment facility at which gaming activities may be conducted, whether that floorspace be sought for slot machines (or other terminal or box-oriented games) or table games. In this regard, our anticipated competitors include gaming companies such as Shuffle Master and Progressive, and also include the licensors of various intellectual properties such as Multimedia Games.  Nearly all of our competitors are larger than us and have significantly greater resources than we do. Competitive factors that we expect will critically affect our business include the continuity of relationships which our marketing and sales agents have at casinos and entertainment facilities, and the popularity of our games and related offerings in general. Finally, we believe that the long-term success of our operations will be determined by our ability to bring new and innovative products, game play and services to the market.

Regulation

To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.  We have yet to obtain the final casino service industry (CSI) supplier license from the New Jersey Casino Control Commission, which is more broad and flexible than the current transactional waiver which we have thus far secured.  On January 23, 2009, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license is underway and extended our term through July 24, 2009.  On July 24, 2009, the New Jersey Casino Control Commission extended our term through January 24, 2010 and on January 5, 2010, the New Jersey Casino Control Commission extended our term through July 24, 2010.  It is, however, extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues.  It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

We have yet to obtain the final licensure required in the states of Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far.  We anticipate expansion of our marketing efforts into tribal nations in Oklahoma during 2010. In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (described above)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Registration with the Nevada Gaming Commission as a publicly traded company

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Minnesota; and

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Oklahoma.

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

Under the New Jersey Act, a company must be licensed as a gaming-related casino service industry (CSI) supplier, or fulfill other requirements, in order to license authorized games to New Jersey casinos. In its discretion, the New Jersey Commission may permit an unlicensed applicant for a CSI license to transact business with New Jersey casinos prior to licensure. First, however, the New Jersey Commission must have determined that the unlicensed entity’s application was complete. Then, a casino that desires to transact business with the unlicensed application must obtain the approval of the New Jersey Commission for each business transaction in which they seek to engage by filing a petition with the New Jersey Commission (a “transactional waiver petition”). The transactional waiver petition must demonstrate that good cause exists for granting such petition. The New Jersey Commission is not permitted to grant a transactional waiver petition if the New Jersey Division objects to the petition. The New Jersey Commission has deemed our application complete and has granted us a transactional waiver to conduct business under the current license agreement with Bally’s Park Place, Inc.

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

Minnesota State Laws and Regulations.  In order to operate a gambling-related business in Minnesota, a license, issued by the Gambling Control Board is required.  The Gambling Control Board is authorized to regulate lawful gambling to ensure it is conducted in the public interest, issue, suspend and revoke licenses to organizations, distributors, and manufacturers, promulgate rules, register gambling equipment, impose civil penalties, and investigate alleged violations.  The Gambling Control Board conducts background investigations and criminal investigations relating to lawful gambling and tribal reservation gambling.  In order to be issued a license to manufacture or distribute gambling equipment or devices under Minnesota law, the applicant must first submit a complete application to the Gaming and Enforcement Division.  Once the Gaming and Enforcement Division successfully completes its investigation of the applicant’s personal, business and financial relationships and associations and determines that the applicant meets the requirements for a license, and ensures public safety and integrity in the industry, as required by state law, a license, renewable annually, is issued by the Gambling Control Board.

Currently, we have not submitted an application to the Gaming and Enforcement Division to operate a gambling-related business in Minnesota.  Nonetheless, we are aware that, as part of the application process, we will be required to provide detailed financial and operating reports, furnish any other information as required to receive approval for licensure, and prepay fees to cover the related investigation expenses.

Oklahoma State Laws and Regulations.  Our focus in Oklahoma gaming is limited to tribal nations.  The individual tribes/nations are solely responsible for licensing their gaming vendors and each tribe/nation has different licensing requirements, procedures and associated license fees for vendors with Class II nonbanked card games authorized or not explicitly prohibited in Oklahoma.

Federal Regulation. The most important piece of federal legislation potentially affecting our business will be the Indian Gaming Regulatory Act of 1988 (“IGRA”). The Company does not, however, expect this federal gaming law to become a primary concern until such time as the Company attempts to license its games to gaming establishments located in tribal lands, if ever.

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

Tribal-State Compacts. Native American tribes cannot offer Class III gaming unless, among other things, they are parties to compacts with the states in which they operate. The tribal-state compacts typically include provisions entitling the state to receive revenues from the income a tribe derives from Class III gaming activities.  Like any written agreement, compacts can be subject to interpretive and other ambiguity and disputes.  The terms of particular compacts may affect the desire of subject Native American gaming facilities to accept our games.

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

Research and Development

To date, we have relied on outside parties for game development. Currently, we do not have employees with experience in game development or have plans to hire employees focused on research and development activities.  In addition, we do not presently expect to incur any material capital expenditures during the next 12 months for game development purposes.  Accordingly, we plan to develop new gaming products either by utilizing the services of outside developers, sales agents and regulatory and compliance service providers or through the acquisition of existing games or devices.  The limited availability of funds may hinder the Company’s ability to acquire the rights to new games and market them adequately.

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

Our business model contemplates our licensing of intellectual-property rights. We expect that this will be accomplished pursuant to terms and conditions of license agreements (or agreements differently captioned but containing licensing provisions). To date, our efforts have been focused on entering into such agreements with gaming establishments in Minnesota and New Jersey, including Bally’s Park Place, Inc., which is an affiliate of Harrah’s Entertainment. As indicated elsewhere in this filing, we have entered into a License Agreement with Bally Park Place, Inc., a New Jersey corporation, pursuant to which we have granted Bally’s Park Place, Inc. a non-exclusive license to use Winner’s Pot Poker at two different gaming locations.

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

ITEM 1A      RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

We have no operating history upon which to evaluate our business, and we are subject to all of the risks and uncertainties frequently encountered with start-up enterprises.

The Company was founded as a Minnesota corporation in January 2006. As a result, we have no significant operating history upon which to evaluate our likelihood of success. Currently, we have only one customer, Bally’s Park Place, Inc., which began use of one full-week unit of our Winner’s Pot Poker game in June 2008 on a month-to-month basis.  Bally’s added a weekend-only unit in early 2009 and then transitioned use of the full-week unit to a second weekend-only unit in July 2009.   Moreover, our business is subject to all of the risks and uncertainties inherent in establishing a new business. Our results of operations for the years ended December 31, 2008 and 2009 reflect net losses of $282,719 and $167,409, respectively.  Our operations may not be successful, and we may be unable to generate sufficient revenues or achieve profitability. In sum, our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business, and the competitive environment in which we operate.

We will need to raise additional capital in the near future to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

We will require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that our current cash is sufficient to continue operations through March 2010. Our operations, as currently conducted and anticipated to be conducted, generate costs related to the marketing and distribution of our current products, and ongoing consulting, legal and accounting expenses. Even if we successfully benefit from current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund the current operations, expansion or growth of our business.

We have a history of operating losses and have received a “going-concern” qualification from our independent registered public accounting firm.

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2009, we had an accumulated shareholders’ deficit of approximately $694,000. We generate minimal revenues, and revenues from our one customer decreased beginning in July 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements indicating that such deficit accumulated during the development stage raises substantial doubt as to our ability to continue as a going concern. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which we will operate. Our ability to achieve profitability is dependent in large part on placing our Winner’s Pot Poker game into numerous gaming establishments for a considerable period of time. There can be no assurance that the Company will successfully market its Winner’s Pot Poker game or operate profitably.

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

The Company currently has only one agreement with one customer, Bally’s Park Place, Inc., respecting that corporation’s Park Place & Boardwalk locations, for the license of the gaming product. The Company may not be able to secure a casino service industry supplier license for its Winner’s Pot Poker game from the Casino Control Commission in the State of New Jersey.  In addition, we may not be able to maintain our license arrangement with Bally’s Park Place. The loss of our license arrangement could, in the absence of other opportunities, significantly and negatively affect the Company’s business prospects.

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

General economic conditions affect our industry, and accordingly, our results of operations could be adversely affected by poor general economic conditions.

The United States experienced a significant economic slowdown in 2008 and 2009 which is predicted to continue well into 2010.  Illustrative of the effect that the general economy has had on the gaming industry in general, the New Jersey Casino Control Commission reported $3.9 billion in overall casino revenues for 2009, a 13.2% decline over 2008.  Table game revenues fell to $1.22 billion, a 13.5% reduction over table game revenues in 2008.  The Commission attributes the decline in revenues to the weak national economy, increased competition from neighboring states where table games have just been legislatively approved, and the partial ban on smoking in the gaming establishments.

Although Nevada saw modest improvement in gaming revenues in November 2009, we believe that relatively high unemployment figures and generally poor economic conditions in the United States will continued to limit consumers’ discretionary spending on entertainment in general and gaming-related activities during 2010.  As a consequence, we also expect that casinos and other gaming establishments generally will still be less interested in expanding the range and number of games offered in their venues.  If poor economic conditions persist, it is possible that our efforts to generate interest in our Company’s games will be adversely affected and, ultimately, may not succeed.  In such case, we will likely be unable to place our games in the significant number of venues required for us to attain profitability and our entire business and viability may be threatened.

Our intellectual-property protections may be insufficient to properly safeguard our technology.

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

The intellectual-property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual-property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual-property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

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

Our officers and directors collectively possess beneficial ownership of 3,958,500 shares of our common stock, which currently represents approximately 39.7% of our common stock. As a result, our directors and officers, together with other significant shareholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Our stock is thinly traded, which may make it difficult to sell shares of our common stock.

As a new public reporting corporation, our common stock is thinly traded on the OTC bulletin board and we expect that our common stock will generally remain thinly traded. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Our common stock qualifies as a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is categorized as a “penny stock” subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

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

ITEM 1B      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2         PROPERTIES

Office space is currently provided to the Company by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation, beneficially owned by Douglas M. Polinsky, our Chairman and Chief Executive Officer, at 130 West Lake Street West, Wayzata, Minnesota.  Great North Capital Consultants, Inc. does not currently charge the Company any rent for the use of the premises.  The space being used by the Company is minimal with an immaterial value of rent expense.  The premises are adequate for the Company’s current and anticipated future use.  The Company does not currently lease or own any real property.

ITEM 3         LEGAL PROCEEDINGS

None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “POKR.OB.”  The transfer agent and registrar for our common stock is Florida Atlantic Stock Transfer, 7130 NobHill Road, Tamarac, Florida 33321.  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2009.  The Company’s common shares did not begin trading on the OTC Bulletin Board until May 2009.  These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.  Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Market Price (High/Low)
For the Fiscal Year	2009
First Quarter	$-
Second Quarter	$0.15 – 0.03
Third Quarter	$0.06 – 0.02
Fourth Quarter	$0.06 – 0.06

Holders

As of the date of this filing, we had approximately 180 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business. Nevertheless, at this time there are no restrictions on our ability to pay dividends on our common stock other than those arising under the Minnesota Business Corporations Act.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, Poker Magic, Inc. had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement” (as defined in Item 201 of Regulation S-K).  Furthermore, as of the date of this filing, the Company is not a party to any equity compensation plan, nor is the Company obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

Recent Sales of Unregistered Securities

On June 30, 2009, we issued a total of 62,500 shares of common stock to three individuals in consideration of consulting services rendered to the Company.  The services rendered were accounting and marketing services and such services were valued in the aggregate at $1,875.  The Company offered and sold the shares in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In this regard, the Company relied on representations from the recipients of the shares that they were (i) acquiring the shares for investment purposes only and not with a view toward distribution, and (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that they were capable of evaluating the risks of the investment.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On June 30, September 30, and December 31, 2009, we issued shares of common stock to our Chief Executive Officer (aggregating to 500,000 shares) and Chief Financial Officer (aggregating to 500,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemption from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933.  In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers of the Company.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Results of Operations

Item	2009	2008	% Change (Year Over Year)	% of 2009 Net Loss	% of 2008 Net Loss
Revenues	$6,050	3,325	82.0%	(3.6)%	(1.2)%
Cost of Revenues	12,916	36,773	(64.9)%	7.7%	13.0%
Operating Expenses:
General Operating Expenses	9,812	55,390	(82.3)%	5.8%	19.6%
Legal and Accounting Expenses	96,050	139,892	(31.3)%	57.4%	49.5%
Executive Management Compensation	54,000	56,000	(3.6)%	32.3%	19.8%
Other Income (Expense)	(681)	2,011	(133.9)%	0.4%	(0.7)%
Net Loss	$167,409	282,719	(40.8)%	N/A	N/A

As the table above demonstrates, during 2009 and 2008 we had revenues of $6,050 and $3,325 respectively and incurred $12,916 and $36,773, respectively, in revenue-related costs.  We currently have one contract with one client.  Our cost of revenues primarily include advertising, amortization and royalty expenses.

During both 2009 and 2008, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.  During 2008, we also focused on completing the process of filing and amending our Registration Statement on Form 10 (originally filed with the SEC on January 29, 2008) in response to comments received from the SEC.  Amendments to our Registration Statement were completed and filed with the SEC on March 11 and August 6, 2008.

During 2009 and 2008, we incurred selling, general and administrative expenses aggregating $159,862 and $251,282 respectively, a decrease of 36.4%.  A discussion of the various components of our general and administrative expenses for 2009 and 2008 appears below.

General Operating Expenses.  Our general operating expenses, which primarily include consulting, stock transfer fees, travel and miscellaneous office supply expenses, decreased from $55,390 for the year ended December 31, 2008 to $9,812 for the year ended December 31, 2009 due to a significant reduction in consulting fees and travel-related expenses.

Legal and Accounting Expenses.  Our legal and accounting expenses decreased from $139,892 in 2008 to $96,050 in 2009, or 31.3%.  This significant decrease was due to expenses in 2008 relating to amending our Registration Statement on Form 10, working with broker-dealers to complete an application with FINRA and obtain our trading symbol, both of which were one-time events, and our initial Sarbanes-Oxley compliance efforts.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will constitute the majority of our general operating expenses during fiscal 2010.

Executive Management Compensation.  Executive management compensation aggregated to $54,000, which consisted of $42,000 in share issuance and $12,000 in contributed capital, for the year ended December 31, 2009 compared to $56,000, which consisted of $10,000 in share issuance and $46,000 in contributed capital, for the year ended December 31, 2008.  We presently expect that compensation expense for our executive management in fiscal 2010 will remain consistent with our fiscal 2009 as we plan to continue to issue shares in lieu of cash payment for the services they render to the Company in their executive capacities.

For the year ended December 31, 2008, our net loss was $282,719 compared to our net loss of $167,409 for the year ended December 31, 2009, a decrease of 40.8%.  As indicated in the table above, this decrease is attributable to reductions in our cost of revenues and decreased selling, general and administrative expenses as previously discussed.

Our officer compensation expense in both fiscal years 2009 and 2008 was a combination of stock issuance and contributed capital.  Our consultant expense in both fiscal years 2009 and 2008 was a combination of cash payments and stock issuance.  We anticipate that compensation expense for executive management to be in the form of shares, and consultant service compensation in fiscal 2010 to remain stable with fiscal 2009 levels and continue to be a combination of cash payments and issuance of shares as we continue to conserve cash resources for other revenue-related and operating expenses anticipated in fiscal 2010.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to continue to rely on services provided by consultants

We anticipate that our professional expenses will remain stable during fiscal 2010 as we gained process efficiencies in 2009 which minimized our professional expenses to the extent feasible.  Nevertheless, as we seek gaming regulatory compliance and licenses, we anticipate incurring additional expenses relating to the applications, licensing and compliance process.  In fact, we expect that any future revenues that may be gained from licenses obtained in 2010 will be completely offset by expenses relating to the application, licensing and compliance process.

Liquidity and Capital Resources

The net loss for 2009 was $167,409 or $0.02 per share, compared with a loss in 2008 of $282,719 or $0.03 per share.

Summary cash flow data is as follows:

	Year Ended December 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(87,986)	$(179,386)
Investing activities	-	-
Financing activities	(51,667)	287,500
Net increase (decrease) in cash	(139,653)	108,114
Cash, beginning of period	145,117	37,003
Cash, end of period	$5,464	$145,117

The decrease in cash used in operating activities was primarily the result of a reduction in overall operating expenses, including advertising and travel expenses, completing one-time tasks, thereby reducing legal and professional services costs, such as our gaming application with the State of New Jersey, amending our Registration Statement on Form 10, working with broker-dealers to complete an application with FINRA and obtain our trading symbol.  We also compensate consultants through issuance of shares when possible to preserve our cash.

As of December 31, 2009, we had $5,464 cash on hand and current liabilities of $55,414, of which $40,873 is note and interest payable to Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company).  As of the date of this filing, our management believes we have sufficient capital to continue operations through March 2010.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Management continues to aggressively pursue other business opportunities for the Company including continued marketing of its Winner’s Pot Poker game, seeking additional investment capital, and merger opportunities with other businesses.  However, there is no guarantee that management will be successful in their endeavors and may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at December 31, 2009 was intellectual-property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we also acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.

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

Revenues

As indicated above, from inception through December 31, 2009 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

After a successful trial period, we amended our license agreement with Bally’s Park Place, Inc. on June 26, 2008. Under the amended license agreement, Bally’s Park Place, Inc. pays the Company a license fee in the amount of (i) $475 per month for the right to use our Winner’s Pot Poker game in the Atlantic City casinos for up to seven days per week, and (ii) $200 per month for the right to use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during that month. The amendment currently contemplates the licensure of only two Winner’s Pot Poker game units—one for the seven days per week use and the other for the weekend-only use. This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game. The amended license agreement is a month-to-month agreement that may be cancelled by either party at any time.  The month-to-month character of this licensing arrangement, which is currently our only revenue-generating license, presents a material uncertainty in our ability to accurately forecast revenues for 2010.

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of numerous casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey and Nevada.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in 2009 over 2008 and are expected to remain stable in 2010.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2010.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through March 2010.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to March 2010.

Once needed, we cannot be certain that any required additional financing will be available on terms favorable to us, if at all.  This is especially true in light of the current poor state of the U.S. capital markets and the continuing weakened state of the general economy.  If, however, we are able to raise additional funds by the issuance of our equity or equity-linked securities, including through the issuance and exercise of warrants, our existing shareholders will experience dilution of their ownership interest.  If additional funds are instead raised by the issuance of debt or other senior or preferred equity instruments such as preferred stock, we may be subject to certain limitations in our operations, and such securities may have rights senior to those of our holders of common stock.  If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance products or to respond to competitive pressures.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2009 or 2010.  Given the Company’s business model, investment in capital resources is not required beyond inventory of its game, which is produced in small quantities on an as-needed basis once a license agreement has been executed.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2009, we had an accumulated deficit of approximately $694,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to (a) revenue recognition and (b) the determination of impairment of long-lived and intangible assets.

Revenue Recognition

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

Determination of Impairment of Long-Lived and Intangible Assets

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy.  In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable.  If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately.  No impairment indicators were present as of December 31, 2009 or December 31, 2008.

Use of Estimates

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item	Page
Report of Independent Registered Public Accounting Firm on Financial Statements	19
Balance Sheets – December 31, 2009 and December 31, 2008	20
Statements of Operations – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009	21
Statements of Shareholders’ Equity (Deficit) – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009	22
Statements of Cash Flows – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009	28
Notes to Financial Statements	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Poker Magic, Inc.
Wayzata, Minnesota

We have audited the accompanying balance sheets of Poker Magic, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poker Magic, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred a net loss during the development stage and requires additional working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 7 as well.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 26, 2010

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$5,464	$145,117
Inventory	1,621	750
Prepaid Expense	-	2,916

Total Current Assets	7,085	148,783

Intangible Assets, Net of Amortization	10,340	18,611

Total Assets	$17,425	$167,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$13,446	2,016
Accrued Royalty	120	166
Notes Payable Related Party – short-term	40,000	-
Interest Payable	873	-
Deferred Revenue	975	-

Total Current Liabilities	55,414	2,182

Total Liabilities	55,414	2,182

Shareholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 9,963,224 and 9,267,391 shares.	9,963	9,267
Additional Paid-in Capital	644,877	681,365
Deficit Accumulated During the Development Stage	(692,829)	(525,420)

Total Shareholders’ Equity (Deficit)	(37,989)	165,212

Total Liabilities and Shareholders’ Equity (Deficit)	$17,425	$167,394

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from January 10, 2006 (inception) to December 31, 2009
Revenues	$6,050	$3,325	$9,375

Cost of Revenue	12,916	36,773	49,689

Gross Loss	(6,866)	(33,448)	(40,314)

Operating Expenses: Selling, General and Administrative	159,862	251,282	653,845

Operating Loss:	(166,728)	(284,730)	(694,159)

Other Income (Expense)
Interest Income	192	2,011	2,203
Interest Expense	(873)	-	(873)
Total Other Income (Expense)	(681)	2,011	1,330

Net Loss	$(167,409)	$(282,719)	$(692,829)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.09)

Weighted-average number of common shares outstanding	9,342,722	8,523,587	7,795,348

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance at inception January 10, 2006	-	$-	$-	$-	$-	$-

Issuance of restricted common stock to a founder and a member of the Board of Directors on January 10, 2006 for cash and a subscription receivable for $0.001 per share, net cash to the company $1,000 and a subscription receivable for $1,500	2,500,000	2,500	-	(1,500)	-	1,000

Issuance of common stock for purchase of Select Video intangible assets valued at $0.001 per share on March 10, 2006	3,022,991	3,023	-	-	-	3,023

Issuance of common stock for cash of $0.25 per share on May 9, 2006	100,000	100	24,900	-	-	25,000

Issuance of common stock for liabilities assumed at $0.25 per share on May 23, 2006	60,000	60	14,940	-	-	15,000

Issuance of common stock for cash of $0.25 per share on May 23, 2006	100,000	100	24,900	-	-	25,000

Issuance of common stock for consulting services at $0.25 per share on May 23, 2006	22,000	22	5,478	-	-	5,500

Issuance of common stock for cash of $0.25 per share on May 24, 2006	100,000	100	24,900	-	-	25,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for cash of $0.25 per share on August 21, 2006	50,000	$50	$12,450	$-	$-	$12,500

Issuance of common stock for consulting services at $0.04 per share on December 15, 2006 based on value of services rendered and to be rendered	100,000	100	3,900	-	-	4,000

Issuance of common stock on May 23, 2006 for a sub-scription receivable at $0.25 per share	50,000	50	12,450	(12,500)	-	-

Net Loss	-	-	-	-	(43,127)	(43,127)

Balance as of December 31, 2006	6,104,991	6,105	123,918	(14,000)	(43,127)	72,896

Issuance of common stock for consulting services at $0.083 per share on January 15, 2007 based on value of services rendered and to be rendered	600,000	600	49,400	-	-	50,000

Issuance of common stock for officers compensation at $0.096 per share on January 15, 2007 based on value of services rendered and to be rendered	500,000	500	47,500	-	-	48,000

Issuance of common stock for cash of $0.25 per share on July 10, 2007	40,000	40	9,960	-	-	10,000

Issuance of common stock for cash of $0.25 per share on July 23, 2007	40,000	40	9,960	-	-	10,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for payment of note at $0.2354 per share on July 26, 2007	20,000	$20	$4,689	$-	$-	$4,709

Payment of subscription receivable on July 27, 2007	-	-	-	1,500	-	1,500

Issuance of common stock for consulting services at $0.083 per share on August 1,2007 based on value of services rendered and to be rendered	100,000	100	8,200	-	-	8,300

Issuance of common stock for consulting services at $0.077 per share on August 1, 2007 based on value of services rendered	65,000	65	4,935	-	-	5,000

Issuance of common stock for consulting services at $0.04 per share on August 1, 2007 based on value of services rendered	25,000	25	975	-	-	1,000

Payment of subscription receivable on October 17, 2007	-	-	-	12,500	-	12,500

Issuance of common stock for consulting services at $0.25 per share on November 26, 2007	50,000	50	12,450	-	-	12,500

Issuance of common stock for cash of $0.25 per share on December 21, 2007	40,000	40	9,960	-	-	10,000

Issuance of common stock for cash of $0.25 per share on December 22, 2007	80,000	80	19,920	-	-	20,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Net Loss	-	$-	$-	$-	$(199,574)	$(199,574)

Balance as of December 31, 2007	7,664,991	7,665	301,867	-	(242,701)	66,831

Issuance of common stock for cash of $0.25 per share on January 10, 2008	100,000	100	24,900	-	-	25,000

Issuance of common stock for cash of $0.25 per share on May 20, 2008	50,000	50	12,450	-	-	12,500

Issuance of common stock for cash of $0.25 per share on May 28, 2008	1,000,000	1,000	249,000	-	-	250,000

Issuance of common stock for consulting services at $0.10 per share on August 26, 2008 based on value of services rendered and to be rendered	200,000	200	19,800	-	-	20,000

Issuance of common stock for consulting services at $0.25 per share on August 26, 2008 based on value of services rendered	10,000	10	2,490	-	-	2,500

Issuance of common stock for consulting services at $0.083 per share on August 26, 2008 based on value of services rendered and to be rendered	120,000	120	9,880	-	-	10,000

Issuance of common stock for consulting services at $0.25 per share on August 26, 2008 based on value of services rendered	50,000	50	4,950	-	-	5,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for consulting services at $0.25 per share on December 16, 2008 based on value of services rendered	40,400	$40	$10,060	$-	$-	$10,100

Officers compensation expense as contributed capital	-	-	38,000	-	-	38,000

Issuance of common stock for officers compensation at $0.25 per share on December 31, 2008 based on value of services rendered	32,000	32	7,968	-	-	8,000

Net Loss	-	-	-	-	(282,719)	(282,719)

Balance as of December 31, 2008	9,267,391	9,267	681,365	-	(525,420)	165,212

Redemption of common stock from a non-affiliated shareholder at $0.25 per share on February 25, 2009 based on original issuance cost	(366,667)	(367)	(91,300)	-	-	(91,667)

Officers compensation expense as contributed capital on March 31, 2009	-	-	12,000	-	-	12,000

Issuance of common stock for officers compensation on June 30, 2009 based on value of services rendered	600,000	600	17,400	-	-	18,000

Issuance of common stock for consulting services on June 30, 2009 based on value of services rendered	62,500	63	1,812	-	-	1,875

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008 and for the
Period from January 10, 2006 (inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for officers compensation on September 30, 2009 based on value of services rendered	200,000	$200	$11,800	$-	$-	$12,000

Issuance of common stock for officers compensation on December 31, 2009 based on value of services rendered	200,000	200	11,800	-	-	12,000

Net Loss	-	-	-	-	(167,409)	(167,409)

Balance as of December 31, 2009	9,963,224	$9,963	$644,877	$-	$(692,829)	$(37,989)

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from January 10, 2006 (inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(167,409)	$(282,719)	$(692,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	8,271	8,271	31,017
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	4,791	59,879	123,841
Officers compensation expense paid in stock	42,000	10,000	98,000
Officers compensation expense as contributed capital	12,000	38,000	50,000
Changes in operating assets and liabilities:
Inventory	(871)	-	(871)
Prepaid expense	-	5,101	5,434
Accounts payable	11,430	(18,084)	13,446
Accrued royalty	(46)	166	120
Interest payable	873	-	873
Deferred revenue	975	-	975

Net cash used in operating activities	(87,986)	(179,386)	(363,494)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	287,500	426,000
Redemption of common stock	(91,667)	-	(91,667)
Proceeds from note payable related party	40,000	-	40,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	(51,667)	287,500	385,958

Net increase (decrease) in cash	(139,653)	108,114	5,464

Cash, beginning of the period	145,117	37,003	-
Cash, end of the period	$5,464	$145,117	$5,464

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-		(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	47,600	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

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

Cash deposits

The Company maintains its cash balances in financial institutions.  Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Inventory

Poker table felt inventory is valued using the lower of cost (first-in, first-out method) or market.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $8,271, $8,271 and $31,017 for the years ended December 31, 2009 and 2008 and the period from January 10, 2006 (inception) to December 31, 2009. Estimated amortization expense for the next two years of patents issued as of December 31, 2009 is as follows:

Year Ending December 31,
2010	$8,271
2011	2,069
Total	$10,340

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of December 31, 2009 or December 31, 2008.

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

Revenue recognition

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured.  All revenue for the year ended December 31, 2009 was generated from one customer.  Revenues generated from the licensing of the Winner’s Pot Poker game in New Jersey are not subject to sales and use tax although filing of an annual return is required and completed.

Advertising

Advertising costs are charged to expense when incurred.  Advertising costs were $3,517, $11,447 and $14,964, respectively, for the years ended December 31, 2009, 2008 and the period from January 10, 2006 (inception) to December 31, 2009.

Subsequent Events

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  Any required events have been disclosed in Note 8.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from January 10, 2006 (inception) to December 31, 2009
Numerator: Net Loss	$(167,409)	$(282,719)	$(692,829)
Denominator: Weighted-average number of common shares outstanding	9,342,722	8,523,587	7,795,348
Basic and diluted net loss per common share	$(.02)	$(.03)	$(.09)

The 1,000,000 outstanding warrants at December 31, 2009 and the period from January 10, 2006 (inception) to December 31, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of December 31, 2009 and December 31, 2008, $120 and $166 were owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ EQUITY (DEFICIT)

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

On February 25, 2009, the Company redeemed, at the request of a non-affiliate shareholder, 366,667 shares of common stock held by a single shareholder at a price of $0.25 per share, for a total amount of $91,667, which was the price originally paid for the redeemed shares.

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

On December 31, 2009, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

At December 31, 2009, a total of 9,963,224 shares of common stock were issued and outstanding.  1,000,000 warrants to purchase additional common stock at $0.50 per share are also outstanding as of December 31, 2009, which expire in May 2010.

NOTE 5—INCOME TAXES

On January 1, 2008, the Company adopted the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. The tax years that remain subject to examination by major tax jurisdictions currently are Federal 2007-2009 and State of Minnesota 2007-2009.  The net operating loss carryforwards are subject to examination until they expire.

At December 31, 2009, the Company had federal and state net operating loss carryforward of approximately $629,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. The Company’s deferred tax asset is the net operating loss carryforward and the difference in patent amortization expense.  The Company has established a valuation allowance of $277,000 and $198,000 at December 31, 2009 and 2008, respectively, against its deferred tax assets due to uncertainty surrounding the realization of such assets.  The change in valuation allowance for the years ended December 31, 2009 and 2008 was $79,000 and $109,000, respectively, and for the period ended January 10, 2006 (inception) to December 31, 2009 was $277,000.  Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Reconciliation between the federal statutory rate and the effective tax rates is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from January 10, 2006 (inception) to December 31, 2009
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Valuation Allowance	40.0	40.0	40.0
Effective tax rate	0.0%	0.0%	0.0%

NOTE 6—NOTES PAYABLE RELATED PARTY

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

On December 14, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until December 13, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

For the year ended December 31, 2009, the Company has accrued interest and interest expense of $873 related to the notes payable with a related party.

NOTE 7— GOING CONCERN; MANAGEMENT’S PLAN TO FUND WORKING CAPITAL NEEDS

The Company incurred net losses of $167,409, $282,719, $692,829 for the years ended December 31, 2009 and 2008 and for the cumulative period from January 10, 2006 (inception) to December 31, 2009, respectively, along with negative cash flows from operating activities.  The Company anticipates significant expenditures during 2010 relating to the marketing its Winner’s Pot Poker game, seeking regulatory approval from Nevada, Minnesota and Oklahoma to license its game in their respective states, and legal and accounting expenses to comply with the requirements of a public reporting company.   As of the date of filing of this report, the Company had approximately $5,550 cash on hand and current liabilities of approximately $4,250.  The Company estimates that it will need approximately $136,000 of cash over the next 12 months to continue operations through 2010.

NOTE 8—SUBSEQUENT EVENT

On January 21, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until January 20, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

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

As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2009.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

/s/  Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/  Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	50	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	40	Director and Chief Financial Officer

Douglas M. Polinsky co-founded Poker Magic, Inc. in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company which he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also make direct investments into public and private companies. Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas. Mr. Polinsky is presently director of Wizard Software Corporation, a publicly traded corporation (AMEX: W2E).

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

Changes to Board of Director Nomination Procedures

The Company has not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2009.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors of the Company does not have a standing audit, compensation or nominating committee.  Instead, the entire Board of Directors fulfills the functions of such committees.  The Board of Directors has determined that Mr. Joseph A. Geraci, II is an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K.  This determination was based primarily in part on Mr. Geraci’s experience as Director of Finance for Gelstat Corporation.  Neither Mr. Geraci nor the only other member of the Board of Directors—Douglas M. Polinsky—are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards.  The Company is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market or exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership.  The foregoing reporting persons became subject to these filing requirements in April 2008.  Based on its own review, the Company believes that Douglas M. Polinsky and Joseph A. Geraci, II, each made late filings with respect to transactions occurring during 2009, as follows:  on September 15, 2009, Mr. Polinsky reported on Form 4 his acquisition from the Company of 300,000 shares on , which report was originally due on July 2, 2009; on September 11, 2009, Mr. Geraci reported on Form 4 his acquisition from the Company of 300,000 shares on June 30, 2009, which report was originally due on July 2, 2009; on September 23, 2009, Mr. Geraci reported on Form 4 his open market purchase (through Lantern Advisers, LLC) of 5,000 shares on September 18, 2009, which report was originally due on September 22, 2009; on February 16, 2010, Mr. Polinsky reported on Form 5 his acquisition from the Company of 100,000 shares on September 30, 2009 and 100,000 shares on December 31, 2009, the reports for which were originally due on October 2, 2009 and January 4, 2010, respectively; and on February 16, 2010, Mr. Geraci reported on Form 5 his acquisition from the Company of 100,000 shares on September 30, 2009 and 100,000 shares on December 31, 2009, the reports for which were originally due on October 2, 2009 and January 4, 2010, respectively.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2008 and 2009 to the persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Douglas M. Polinsky,	2009	$0	(1)	$21,000	(2)	-	$21,000
Chief Executive Officer	2008	$4,000	(3)	$5,000	(4)	-	$9,000

Joseph A. Geraci, II,	2009	$0	(1)	$21,000	(2)	-	$21,000
Chief Financial Officer	2008	$4,000	(3)	$5,000	(4)	-	$9,000

(1)
The named executive did not receive a salary during the year ended December 31, 2009, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.  In order to value the services rendered to the Company by the named executive, the Company recorded $6,000 with respect to the named executive (aggregating to $12,000 for both named executives) as additional paid-in capital in lieu of additional stock awards using the fair value of the stock on the date of the grant.

(2)
The named executive received a stock award of $21,000 (aggregating to $42,000 for both named executives). This represents the dollar amount recognized for financial reporting purposes under SFAS 123R with respect to stock grants to the named executive for his services for the current year.

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

(4)
The named executive received a stock award of  $3,000 for services rendered in 2008. This represents the dollar amount recognized for financial reporting purposes under SFAS 123R with respect to stock grants to the named executive for his services for the year indicated.  The named executive also received a stock award of $2,000 for services rendered in 2007, which amount is a “carryover” from 2007 (i.e., the stock was issued in 2008 but related to services rendered in 2007) and was also recognized for financial reporting purposes under SFAS 123R for the year indicated.

Employment Agreements with Executives

The Company does not currently have employment agreements with Messrs. Polinsky and Geraci, and currently has no plans to enter into employment agreements with such individuals.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2009 held by any named executive. In addition, the Company has no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

The Company did not pay director compensation in 2009; however the Company reimbursed  its directors for their expenses incurred in attending or participating in meetings of the board of directors or other Company-related meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of February 24, 2010 (on which date there were an aggregate of 9,963,224 shares of common stock outstanding), by:

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

Name	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	2,093,500	21.0%
Joseph A. Geraci, II (3)	1,866,000	18.7%
Gary Kostiuk (4) 257 Frog Pond Road Parkertown, NJ 08087	540,000	5.42%
All current directors and executive officers as a group (5) (two persons)	3,958,500	39.7%

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

(2)
Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 1,250,000 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 703,500 common shares held individually by Mr. Polinsky, and 140,000 common shares held in the name of two of Mr. Polinsky’s minor children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 1,675,000 common shares held by Mr. Geraci and 190,000 common shares held individually by Mr. Geraci’s spouse.

(4)	All shares are common shares and are held individually.

(5)	Includes Messrs. Polinsky and Geraci.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

No reportable transactions.

Director Independence

The Company currently has two directors, Messrs. Joseph A. Geraci, II and Douglas M. Polinsky, neither of whom are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company is not subject to those listing standards because its common stock is not listed for trading on a Nasdaq market. In addition, the Company does not have a standing audit, compensation or nominating committee. Instead, the entire board of directors fulfills the function of such committees.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2008	2009
Audit Fees	$52,077	$52,375
Audit-Related Fees	0	0
Tax Fees	2,605	400
All Other Fees	0	0

Total	$54,682	$52,775

Audit Fees.   The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP (formerly known as Virchow, Krause & Company, LLP) for years ended 2008 and 2009 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Tax Fees.  The fees identified under this caption were for tax compliance and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with state and local taxes.  Tax fees incurred in fiscal 2008 included preparation of the annual corporate tax returns, however, tax fees incurred in fiscal 2009 only related to tax filing extension as the actual preparation of the corporate tax returns was performed by a separate firm.

Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2008 and 2009 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements

Balance Sheets – December 31, 2009 and December 31, 2008

Statements of Operations – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009

Statement of Shareholders’ Equity (Deficit) – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009

Statements of Cash Flows – Years ended December 31, 2009, December 31, 2008 and Period from January 10, 2006 (inception) to December 31, 2009

Notes to Financial Statements

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Poker Magic, Inc. (1)

3.2	Amended and Restated Bylaws of Poker Magic, Inc. (1)

4	Form of Common Stock Certificate (1)

10.1	Asset Purchase Agreement with Select Video, Inc., dated March 10, 2006 (1)

10.2	License Agreement with Bally’s Park Place, Inc., dated December 26, 2007 (1)

10.3	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008 (2)

14	Code of Ethics (3)

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	February 26, 2010
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	February 26, 2010
Joseph A. Geraci, II	(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002