Form 10-Q
period 2010-03-31
POKER MAGIC INC
filed 2010-05-14
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 10, 2010 there were 10,083,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS

Current Assets
Cash	$691	$5,464
Accounts receivable	225	-
Inventory	1,621	1,621

Total Current Assets	2,537	7,085

Intangible assets, net of amortization	8,272	10,340

Total Assets	$10,809	$17,425

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$24,052	$13,446
Accrued royalty	180	120
Note payable related party – short-term	50,000	40,000
Interest payable	2,307	873
Deferred revenue	-	975

Total Current Liabilities	76,539	55,414

Total Liabilities	76,539	55,414

Shareholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 10,083,224 and 9,963,224 shares.	10,083	9,963
Additional paid-in capital	656,757	644,877
Deficit accumulated during the development stage	(732,570)	(692,829)

Total Shareholders’ Equity (Deficit)	(65,730)	(37,989)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,809	$17,425

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from January 10, 2006 (inception) to March 31, 2010
Revenues	$1,200	$1,625	$10,575

Cost of revenue	2,128	4,448	51,817

Gross loss	(928)	(2,823)	(41,242)

Operating expenses:
Selling, general and administrative	37,379	56,786	691,225

Operating Loss	(38,307)	(59,609)	(732,467)

Other Income (Expense)
Interest income	-	181	2,203
Interest expense	(1,434)	-	(2,306)
Total Other Income (Expense)	(1,434)	181	(103)

Net Loss	$(39,741)	$(59,428)	$(732,570)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.09)

Weighted-average number of common shares outstanding	9,963,224	9,128,872	7,769,778

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from January 10, 2006 (inception) to March 31, 2010
Cash flows from operating activities:
Net loss	$(39,741)	$(59,428)	$(732,570)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	2,068	2,068	33,085
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	1,249	123,841
Officers compensation expense paid in stock	12,000	-	110,000
Officers compensation expense as contributed capital	-	12,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	(225)	(200)	(225)
Inventory	-	450	(871)
Prepaid expense	-	-	5,434
Accounts payable	10,606	12,717	24,052
Accrued royalty	60	(85)	180
Interest payable	1,434	-	2,307
Deferred revenue	(975)	-	-

Net cash used in operating activities	(14,773)	(31,229)	(378,267)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	(91,667)	(91,667)
Proceeds from note payable related party	10,000	-	50,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	10,000	(91,667)	395,958

Net increase (decrease) in cash	(4,773)	(122,896)	691

Cash, beginning of the period	5,464	145,117	-
Cash, end of the period	$691	$22,221	$691

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2009.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to March 31, 2010, the Company incurred a net loss of $732,570. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable, and notes payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three months ended March 31, 2010 and 2009 and $33,085 for the period from January 10, 2006 (inception) to March 31, 2010. Estimated amortization expense for the next two years of patents issued as of March 31, 2010 is as follows:

Remainder of 2010	$6,204
2011	2,068
Total	$8,272

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of March 31, 2010 or December 31, 2009.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period from January 10, 2006 (inception) to March 31, 2010
Numerator: Net Loss	$(39,741)	$(59,428)	$(732,570)
Denominator: Weighted-average number of common shares outstanding	9,963,224	9,128,872	7,769,778
Basic and diluted net loss per common share	$(0.00)	$(.01)	$(0.09)

The 1,000,000 outstanding warrants at March 31, 2010 and 2009 and the period from January 10, 2006 (inception) to March 31, 2010 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of March 31, 2010 and December 31, 2009, $180 and $120 were owed to Select Video under this agreement.

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

On March 31, 2010, the Company issued 120,000 shares of common stock for officer compensation with a fair value of $12,000.

At March 31, 2010, a total of 10,083,224 shares of common stock were issued and outstanding.  1,000,000 warrants to purchase additional common stock at $0.50 per share are also outstanding as of March 31, 2010, which expire in May 2010.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at March 31, 2010 and December 31, 2009.

At March 31, 2010, the Company had federal and state net operating loss carryforward of approximately $698,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

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

For the three months ended March 31, 2010, the Company has accrued interest and interest expense of $2,307 and $1,434, respectively, related to the notes payable with a related party.

NOTE 7—SUBSEQUENT EVENT

On April 1, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On May 1, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until April 30, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on February 26, 2010 and related to our year ended December 31, 2009, and the period from January 10, 2006 (inception) to December 31, 2009.

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

For the three months ended March 31, 2010, we generated $1,200 in revenues. For the three months ended March 31, 2010, we incurred $2,128 in revenue-related costs and $37,380 in operating expenses.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of March 31, 2010, we had $691 in cash on hand and current liabilities of $76,539.  As of the date of this filing, we had approximately $13,750 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2010 due to additional capital raised through execution of short-term notes.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to the end of June 2010.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three Months Ended		% Change	% of 2010	% of 2009
Item	3/31/10	3/31/09	(Year Over Year)	Net Loss	Net Loss
Revenues	$1,200	$1,625	(26.15)%	(3.02)%	(2.73)%
Cost of Revenues	2,128	4,448	(52.16)%	5.35%	7.48%
Operating Expenses:
General Operating Expenses	544	6,189	(91.21)%	1.37%	10.41%
Legal and Accounting Expenses	24,835	38,597	(35.65)%	62.49%	64.95%
Executive Management Compensation in Stock	12,000	12,000	0%	30.20%	20.19%
Other Income (Expense)	(1,434)	181	(891.71)%	3.61%	(0.30)%
Net Loss	$39,741	$59,428	(33.13)%	100%	100%

As the table above demonstrates, during the three months ended March 31, 2010 and 2009, we had revenues of $1,200 and $1,625, respectively and incurred $2,218 and $4,448, respectively, in revenue-related costs.  We currently have one contract with one client and have had that contract with that one client since August 2008.  During the three months ended March 31, 2010, our one client utilized one weekend-only game compared to their use of one seven-day-per-week game and one weekend-only game for the three months ended March 31, 2009.

Our operating expenses decreased 34.17% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to realized efficiency savings in our ongoing operations which has helped to reduce our operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2010.

Our legal and accounting expenses decreased 35.65% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will remain high but less than the amounts reached during fiscal 2009.

We presently expect that compensation expense arising from share issuances to our executive management will remain consistent with our fiscal 2009.   We issue shares to executive management for services rendered in lieu of cash payment.  We expect that we will continue to issue shares to executive management and consultants to compensate them for services rendered, primarily as a means to reduce our cash resources.  In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2010.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during fiscal 2010.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2010	2009

Cash flows provided (used) by :
Operating activities	$(14,773)	$(31,229)
Investing activities	-	-
Financing activities	10,000	(91,667)
Net decrease in cash	(4,773)	(122,896)
Cash, beginning of period	5,464	145,117
Cash, end of period	$691	$22,221

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock and a reduction in professional services fees.  As of March 31, 2010, we had $691 cash on hand and current liabilities of $76,539.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2010 due to additional capital raised through execution of short-term notes.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at March 31, 2010 was intellectual property rights and trademarks, which are the foundation for our product offerings. We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game. This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006. In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video. Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks. We do not have any currently pending applications for un-issued patents, trademarks or copyrights. The expiration dates of our patent rights vary based on their filing and issuance dates. We intend to continue to actively file for patent protection, where reasonable, within the United States. We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

From inception through March 31, 2010 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of over ten different casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey, and Nevada.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and are expected to remain stable throughout 2010.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2010.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.  We have yet to obtain the final casino service industry (CSI) supplier license from the New Jersey Casino Control Commission, which is more broad and flexible than the current transactional waiver which we have thus far secured.  On January 23, 2009, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license is underway and extended our term through July 24, 2009.  On July 24, 2009, the New Jersey Casino Control Commission extended our term through January 24, 2010 and on January 5, 2010 the New Jersey Casino Control Commission extended our term through July 24, 2010.  It is, however, extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues.  It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

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

As we seek to begin operations in other states and, where applicable, Native American tribal lands, we will be subject to additional state and Native American laws and regulations that affect both our general commercial relationships with our customers as well as the products and services provided to them. The material aspects of these laws and regulations may be found in our Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through June 2010.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to June 2010.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of March 31, 2010, we had an accumulated deficit of approximately $732,570. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy.  In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable.  If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately.  No impairment indicators were present as of March 31, 2010 or December 31, 2009.

Further information on our critical accounting policies and estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC in February 2010.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report.  For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2010, we issued a total of 120,000 shares of common stock to our Chief Executive Officer (60,000 shares) and Chief Financial Officer (60,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Reserved.

Item 5.  Other Information.

On April 1, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On April 1, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

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

Dated: May 14, 2010

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 14, 2010