Form 10-Q
period 2010-06-30
POKER MAGIC INC
filed 2010-08-09
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 9, 2010 there were 10,233,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS

Current Assets
Cash	$2,181	$5,464
Inventory	1,621	1,621

Total Current Assets	3,802	7,085

Intangible assets, net of amortization	6,204	10,340

Total Assets	$10,006	$17,425

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$7,668	$13,446
Accrued royalty	210	120
Note payable related party – short-term	80,000	40,000
Interest payable	4,506	873
Deferred revenue	-	975

Total Current Liabilities	92,384	55,414

Total Liabilities	92,384	55,414

Commitments and contingencies:
Shareholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 10,233,224 and 9,963,224 shares on June 30, 2010 and December 31, 2009, respectively.	10,233	9,963
Additional paid-in capital	668,607	644,877
Deficit accumulated during the development stage	(761,218)	(692,829)

Total Shareholders’ Equity (Deficit)	(82,378)	(37,989)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,006	$17,425

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from January 10, 2006 (inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenues	$600	$2,025	$1,800	$3,650	$11,175

Cost of Revenues	2,098	3,794	4,226	8,242	53,915

Gross Loss	(1,498)	(1,769)	(2,426)	(4,592)	(42,740)

Operating Expenses:
Selling, General and Administrative	24,951	35,804	62,330	92,590	716,175

Operating Loss:	(26,449)	(37,573)	(64,756)	(97,182)	(758,915)

Other Income (Expense)
Interest income	-	11	-	192	2,203
Interest expense	(2,199)	-	(3,633)	-	(4,506)
Total Other Income (Expense)	(2,199)	11	(3,633)	192	(2,303)

Net Loss	$(28,648)	$(37,562)	$(68,389)	$(96,990)	$(761,218)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.10)

Weighted-average number of common shares outstanding	10,083,224	8,900,724	10,023,555	9,014,168	7,898,775

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from January 10, 2006 (inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(68,389)	$(96,990)	$(761,218)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	4,136	4,136	35,153
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	4,373	123,841
Officers compensation expense paid in stock	24,000	18,000	122,000
Officers compensation expense as contributed capital	-	12,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Inventory	-	450	(871)
Prepaid expense	-	-	5,434
Accounts payable	(5,778)	6,160	7,668
Accrued royalty	90	17	210
Interest payable	3,633	-	4,506
Deferred revenue	(975)	-	-

Net cash used in operating activities	(43,283)	(51,854)	(406,777)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	(91,667)	(91,667)
Proceeds from note payable related party	40,000	-	80,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	40,000	(91,667)	425,958

Net increase (decrease) in cash	(3,283)	(143,521)	2,181

Cash, beginning of the period	5,464	145,117	-
Cash, end of the period	$2,181	$1,596	$2,181

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2009.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to June 30, 2010, the Company incurred a net loss of $761,218. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable, and notes payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three month s ended June 30, 2010 and 2009, $4,136 for both of the six months ended June 30, 2010 and 2009 and $35,153 for the period from January 10, 2006 (inception) to June 30, 2010. Estimated amortization expense for the next two years of patents issued as of June 30, 2010 is as follows:

Remainder of 2010	$4,136
2011	2,068
Total	$6,204

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of June 30, 2010 or December 31, 2009.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from January 10, 2006 (inception) to June 30, 2010
Numerator: Net Loss	$(28,648)	$(37,562)	$(68,389)	$(96,990)	$(761,218)
Denominator: Weighted-average number of common shares outstanding	10,083,224	8,900,724	10,023,555	9,014,168	7,898,775
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.10)

The 1,000,000 outstanding warrants at June 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for that period.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of June 30, 2010 and December 31, 2009, $210 and $120 were owed to Select Video under this agreement.

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

On May 28, 2008, the Company raised cash of $250,000 at $0.25 per share through the issuance of 1,000,000 shares of common stock together with a warrant, classified as permanent equity, to purchase up to 1,000,000 shares of common stock, which was immediately exercisable.  The warrants do not possess any embedded derivative features.  The exercise price was $0.25 per share if purchased within six months of issuance.  The exercise price increased to $0.425 for months seven through twelve (after the date of issuance) and to $0.50 after twelve months.  The warrant expired on May 27, 2010.

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

On June 30, 2010, the Company issued 150,000 shares of common stock for officer compensation with a fair value of $12,000.

At June 30, 2010, a total of 10,233,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at June 30, 2010 and December 31, 2009.

At June 30, 2010, the Company had federal and state net operating loss carryforward of approximately $712,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTES PAYABLE RELATED PARTY

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  This promissory note, with an unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 (accrued at 12% per annum) became due and payable on July 29, 2010.  Lantern Advisers, LLC has agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on July 29, 2011.

On October 13, 2009, Lantern Advisers loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until October 12, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On December 14, 2009, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until December 13, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On January 21, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until January 20, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On April 1, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

On May 1, 2010, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until April 30, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

The Company has accrued interest and interest expense of $2,199 and $3,633 for the three and six months ended June 30, 2010, respectively, and $4,506 for the period from January 10, 2006 (inception) to June 30, 2010 related to the notes payable with a related party.

NOTE 7—SUBSEQUENT EVENT

On July 16, 2010, the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place.

On August 1, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

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

For the three and six months ended June 30, 2010, we generated $600 and $1,800 in revenues, respectively. For the three and six months ended June 30, 2010, we incurred $2,098 and $4,226 in revenue-related costs, respectively, and $24,951 and $62,330 in operating expenses, respectively.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of June 30, 2010, we had $2,181 in cash on hand and current liabilities of $92,384.  As of the date of this filing, we had approximately $12,700 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through September 2010.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to the end of September 2010.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three Months Ended
Item	6/30/10	6/30/09	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$600	$2,025	(70.37)%	(2.09)%	(5.39)%
Cost of Revenues	2,098	3,794	(44.70)%	7.32%	10.10%
Operating Expenses:
General Operating Expenses	694	539	28.76%	2.42%	1.44%
Legal and Accounting Expenses	12,257	17,265	(29.01)%	42.78%	45.96%
Executive Management Compensation in Stock	12,000	18,000	(33.33)%	41.89%	47.92%
Other Income (Expense)	(2,199)	11	(20,100)%	7.68%	(0.03)%
Net Loss	$28,648	$37,562	(23.73%	100%	100%

As the table above demonstrates, during the three months ended June 30, 2010 and 2009, we had revenues of $600 and $2,025, respectively and incurred $2,098 and $3,794, respectively, in revenue-related costs.  We currently have one contract with one client and have had that contract with that one client since August 2008.  During the three months ended June 30, 2010, our one client utilized one weekend-only game compared to their use of one seven-day-per-week game and one weekend-only game for the three months ended June 30, 2009.

Our operating expenses decreased 30.32% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to reductions in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2010.

Our legal and accounting expenses decreased 29.01% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant, but will be less than the amounts spent during fiscal 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	Six Months Ended
Item	6/30/10	6/30/09	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$1,800	$3,650	(50.68)%	(2.63)%	(3.76)%
Cost of Revenues	4,226	8,242	(48.73)%	6.18%	8.50%
Operating Expenses:
General Operating Expenses	1,238	6,728	(81.60)%	1.81%	6.94%
Legal and Accounting Expenses	37,092	55,862	(33.60)%	54.24%	57.59%
Executive Management Compensation in Stock	24,000	30,000	(20.00)%	35.09%	30.93%
Other Income (Expense)	(3,633)	192	(1,992.19)%	5.31%	(0.20)%
Net Loss	$68,389	$96,990	(29.49)%	100%	100%

As the table above demonstrates, during the six months ended June 30, 2010 and 2009, we had revenues of $1,800 and $3,650, respectively, and incurred $4,226 and $8,242, respectively, in revenue-related costs.  We currently have one contract with one client and have had that contract with that one client since August 2008.  During the six months ended June 30, 2010, our one client utilized two weekend-only games for two months and one weekend-only game for four months compared to their use of one seven-day-per-week game and one weekend-only game for the six months ended June 30, 2009.

Our operating expenses decreased 32.68% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to reductions in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2010.

Our legal and accounting expenses decreased 33.60% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant, but will be less than the amounts spent during fiscal 2009.

We presently expect that compensation expense arising from share issuances to our executive management will remain materially consistent with fiscal 2009.   We issue shares to executive management for services rendered in lieu of cash payment.  We expect that we will continue to issue shares to executive management and consultants to compensate them for services rendered, primarily as a means to reduce our cash resources.  In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2010.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during the remainder of fiscal 2010.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2010	2009
Cash flows provided (used) by :
Operating activities	$(43,283)	$(51,854)
Investing activities	-	-
Financing activities	40,000	(91,667)
Net decrease in cash	(3,283)	(143,521)
Cash, beginning of period	5,464	145,117
Cash, end of period	$2,181	$1,596

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock, a reduction in routine professional services fees and overall reduction in operating expenses offset in part by an increase in interest expense.  As of June 30, 2010, we had $2,181 cash on hand and current liabilities of $92,384.  As of the date of this filing, our management believes we have sufficient capital to continue operations through September 2010 due to additional capital raised through execution of short-term notes.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at June 30, 2010 was intellectual property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.  We intend to continue to actively file for patent protection, where reasonable, within the United States.  We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

Currently, we do not have any employees. Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as consultants to the Company in their officer capacities.  We rely on sales and marketing agents and outside professional services on an as-needed basis.  We believe that using consultants to perform necessary operational functions is currently more cost effective than hiring full-time employees, and such practice affords us flexibility in directing our resources during our development stage.   We plan to develop new gaming products primarily by utilizing the services of outside developers, sales agents and regulatory and compliance service providers in an effort to minimize capital expenditures and corporate expenses.  We presently do not expect to incur any material capital expenditures in the near future or during the remainder of fiscal year 2010.  At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.

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

Revenues

From inception through June 30, 2010 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 and are expected to remain stable throughout the remainder of 2010.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2010.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission (the “Commission”) adopted temporary regulations governing the Winner’s Pot Poker game.  On July 16, 2010, the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place.  It is, however, extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues.  It is also difficult to assess how long we will be able to maintain our present arrangement with Bally’s Park Place in light of the fact that our amended license agreement has a month-to-month term.

We have yet to obtain the final licensure required in the states of Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far.  We anticipate expansion of our marketing efforts into tribal nations in Oklahoma during 2010. In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (obtained in July 2010)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Registration with the Nevada Gaming Commission as a publicly traded company

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Minnesota; and

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Oklahoma.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through September 2010.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to September 2010.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of June 30, 2010, we had an accumulated deficit of approximately $761,218. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy.  In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable.  If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately.  No impairment indicators were present as of June 30, 2010 or December 31, 2009.

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

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2010, we issued a total of 150,000 shares of common stock to our Chief Executive Officer (75,000 shares) and Chief Financial Officer (75,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Reserved.

Item 5.  Other Information.

On July 16, 2010, the New Jersey Casino Control Commission approved our petition to conduct business as a licensed casino service industry enterprise supplier with Bally’s Park Place.

On July 29, 2010, Lantern Advisers, LLC and the Company agreed to extend through July 29, 2011 the term of an unsecured promissory note, originally delivered by the Company on July 30, 2009 and due on July 29, 2010.  Accrued but unpaid interest as of July 29, 2010, aggregating to $1,200, was similarly included in the extended loan terms.  Other than the new maturity date, the extended loan will have the same terms as those contained in the July 30, 2009 promissory note.

On August 1, 2010, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 31, 2011, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

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

Dated: August 9, 2010

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 9, 2010