Form 10-Q
period 2010-09-30
POKER MAGIC INC
filed 2010-11-03
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of October 27, 2010 there were 10,433,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS

Current Assets
Cash	$4,606	$5,464
Inventory	1,621	1,621

Total Current Assets	6,227	7,085

Intangible assets, net of amortization	4,136	10,340

Total Assets	$10,363	$17,425

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$10,695	$13,446
Accrued royalty	240	120
Note payable related party – short-term	91,200	40,000
Interest payable	5,930	873
Deferred revenue	-	975

Total Current Liabilities	108,065	55,414

Total Liabilities	108,065	55,414

Commitments and contingencies:
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 10,433,224 and 9,963,224 shares on September 30, 2010 and December 31, 2009, respectively.	10,433	9,963
Additional paid-in capital	680,407	644,877
Deficit accumulated during the development stage	(788,542)	(692,829)

Total Shareholders’ Deficit	(97,702)	(37,989)

Total Liabilities and Shareholders’ Deficit	$10,363	$17,425

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from January 10, 2006 (inception) through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Revenues	$600	$2,025	$2,400	$5,675	$11,775

Cost of Revenues	2,098	2,587	6,324	10,829	56,013

Gross Loss	(1,498)	(562)	(3,924)	(5,154)	(44,238)

Operating Expenses:
Selling, General and Administrative	23,202	28,240	85,532	120,830	739,377

Operating Loss:	(24,700)	(28,802)	(89,456)	(125,984)	(783,615)

Other Income (Expense)
Interest income	-	-	-	192	2,203
Interest expense	(2,624)	(200)	(6,257)	(200)	(7,130)
Total Other Income (Expense)	(2,624)	(200)	(6,257)	(8)	(4,927)

Net Loss	$(27,324)	$(29,002)	$(95,713)	$(125,992)	$(788,542)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.10)

Weighted-average number of common shares outstanding	10,233,224	9,565,398	10,094,213	9,201,014	8,023,351

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from January 10, 2006 (inception) to September 30, 2010
Cash flows from operating activities:
Net loss	$(95,713)	$(125,992)	$(788,542)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	6,204	6,204	37,221
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	4,791	123,841
Officers compensation expense paid in stock	36,000	30,000	134,000
Officers compensation expense as contributed capital	-	12,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Inventory	-	(871)	(871)
Prepaid expense	-	-	5,434
Accounts payable	(2,751)	13,356	10,695
Accrued royalty	120	(65)	240
Interest payable	6,257	-	7,130
Deferred revenue	(975)	-	-

Net cash used in operating activities	(50,858)	(60,577)	(414,352)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	(91,667)	(91,667)
Proceeds from note payable related party	50,000	10,000	90,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	50,000	(81,667)	435,958

Net increase (decrease) in cash	(858)	(142,244)	4,606

Cash, beginning of the period	5,464	145,117	-
Cash, end of the period	$4,606	$2,873	$4,606

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	1,200	-	1,200

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2009.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to September 30, 2010, the Company incurred a net loss of $788,542. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable, and notes payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. (Select Video). Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $2,068 for both of the three months ended September 30, 2010 and 2009, $6,204 for both of the nine months ended September 30, 2010 and 2009 and $37,221 for the period from January 10, 2006 (inception) to September 30, 2010. Estimated amortization expense for the next two years of patents issued as of September 30, 2010 is as follows:

Remainder of 2010	$2,068
2011	2,068
Total	$4,136

Impairment of long-lived assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately. No impairment indicators were present as of September 30, 2010 or December 31, 2009.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Numerator: Net Loss	$(27,324)	$(29,002)
Denominator: Weighted-average number of common shares outstanding	10,233,224	9,565,398
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from January 10, 2006 (inception) to September 30, 2010
Numerator: Net Loss	$(95,713)	$(125,992)	$(788,542)
Denominator: Weighted-average number of common shares outstanding	10,094,213	9,201,014	8,023,351
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.10)

The 1,000,000 outstanding warrants at September 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for that period.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of September 30, 2010 and December 31, 2009, $240 and $120 were owed to Select Video under this agreement.

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

On September 30, 2010, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

At September 30, 2010, a total of 10,433,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at September 30, 2010 and December 31, 2009.

At September 30, 2010, the Company had federal and state net operating loss carryforward of approximately $726,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTES PAYABLE RELATED PARTY

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of the promissory note will become due.  This promissory note, with an unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 (accrued at 12% per annum) became due and payable on July 29, 2010.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on July 29, 2011.

On October 13, 2009, Lantern Advisers loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of twelve percent (12.0%) per annum, and requires that accrued interest be paid on a monthly basis until October 12, 2010, at which time the entire unpaid principal balance of the promissory will become due.  This promissory note, with an unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 (accrued at 12% per annum) became due and payable on October 12, 2010.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on October 11, 2011.

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

The Company has accrued interest and interest expense of $2,624 and $6,257 for the three and nine months ended September 30, 2010, respectively, $200 for each of the three and nine months ended September 30, 2009, and $7,130 for the period from January 10, 2006 (inception) to September 30, 2010 related to the notes payable with a related party.

NOTE 7—SUBSEQUENT EVENT

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory notes provide for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of the promissory notes will become due.  The loans were made to provide working capital to the Company.

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

For the three and nine months ended September 30, 2010, we generated $600 and $2,400 in revenues, respectively. For the three and nine months ended September 30, 2010, we incurred $2,098 and $6,324 in revenue-related costs, respectively, and $23,202 and $85,532 in operating expenses, respectively.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of September 30, 2010, we had $4,606 in cash on hand and current liabilities of $108,065.  As of the date of this filing, we had approximately $4,825 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through December 2010.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to seek additional financing prior to the end of December 2010.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	Three Months Ended
Item	9/30/10	9/30/09	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$600	$2,025	(70.4)%	(2.2)%	(7.0)%
Cost of Revenues	2,098	2,587	(18.9)%	7.7%	8.9%
Operating Expenses:					%
General Operating Expenses	951	2,667	(64.3)%	3.5%	9.2%
Legal and Accounting Expenses	10,251	13,573	(24.5)%	37.5%	46.8%
Executive Management Compensation in Stock	12,000	12,000	0%	43.9%	41.4%
Other Income (Expense)	(2,624)	(200)	(1,212)%	9.6%	0.7%
Net Loss	$(27,324)	$(29,002)	(5.8)%	100%	100%

As the table above demonstrates, during the three months ended September 30, 2010 and 2009, we had revenues of $600 and $2,025, respectively and incurred $2,098 and $2,587, respectively, in revenue-related costs.  We currently have one contract with one client and have had that contract with that one client since August 2008.  During the three months ended September 30, 2010, our one client utilized one weekend-only game compared to their use of one seven-day-per-week game and one weekend-only game for the three months ended September 30, 2009.

Our operating expenses decreased 17.8% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to reductions in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2010.

Our legal and accounting expenses decreased 24.5% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant, but will be less than the amounts spent during fiscal 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	Nine Months Ended
Item	9/30/10	9/30/09	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$2,400	$5,675	(57.5)%	(2.5)%	(4.5)%
Cost of Revenues	6,324	10,829	(41.6)%	6.6%	8.6%
Operating Expenses:
General Operating Expenses	2,189	9,395	(76.7)%	2.3%	7.5%
Legal and Accounting Expenses	47,343	69,435	(31.8)%	49.5%	55.1%
Executive Management Compensation in Stock	36,000	42,000	(14.3)%	37.6%	33.3%
Other Income (Expense)	(6,257)	(8)	78,113%	6.5%	(0.0)%
Net Loss	$(95,713)	$(125,992)	(24)%	100%	100%

As the table above demonstrates, during the nine months ended September 30, 2010 and 2009, we had revenues of $2,400 and $5,675, respectively, and incurred $6,324 and $10,829, respectively, in revenue-related costs.  We currently have one contract with one client and have had that contract with that one client since August 2008.  During the nine months ended September 30, 2010, our one client utilized two weekend-only games for two months and one weekend-only game for four months compared to their use of one seven-day-per-week game and one weekend-only game for the nine months ended September 30, 2009.

Our operating expenses decreased 29.2% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to reductions in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2010.

Our legal and accounting expenses decreased 31.8% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant, but will be less than the amounts spent during fiscal 2009.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2010	2009
Cash flows provided (used) by :
Operating activities	$(50,858)	$(60,577)
Investing activities	-	-
Financing activities	50,000	(81,667)
Net decrease in cash	(858)	(142,244)
Cash, beginning of period	5,464	145,117
Cash, end of period	$4,606	$2,873

The decrease in cash used in operating activities was primarily the result of a reduction in consulting service expense paid in stock, a reduction in routine professional services fees and overall reduction in operating expenses offset in part by an increase in interest expense.  As of September 30, 2010, we had $4,606 cash on hand and current liabilities of $108,065 which primarily consists of accounts payable, short-term notes payable and interest payable.  As of the date of this filing, our management believes we have sufficient capital to continue operations through December 2010 due to additional capital raised through execution of short-term notes.  Thereafter, we expect we will require additional capital.  The Company has currently raised capital through loan with related parties and we expect this trend to continue.  If we are unable to obtain additional financing from the related parties when needed or are unable to secure financing from other sources, we may be required to abandon our business or our status as a public reporting company.

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

Our primary non-cash asset at September 30, 2010 was intellectual property rights and trademarks, which are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we also own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we similarly acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.  We intend to continue to actively file for patent protection, where reasonable, within the United States.  We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States.

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

Revenues

From inception through September 30, 2010 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 and are expected to remain stable throughout the remainder of 2010.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2010.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through December 2010.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to December 2010.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of September 30, 2010, we had an accumulated deficit of approximately $788,542. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy.  In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable.  If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately.  No impairment indicators were present as of September 30, 2010 or December 31, 2009.

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

As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2010, we issued a total of 200,000 shares of common stock to our Chief Executive Officer (100,000 shares) and Chief Financial Officer (100,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Reserved.

Item 5.  Other Information.

On October 12, 2010, Lantern Advisers, LLC and the Company agreed to extend through October 11, 2011 the term of an unsecured promissory note, originally delivered by the Company on October 13, 2009 and due on October 12, 2010.  Accrued but unpaid interest as of October 12, 2010, aggregating to $1,200, was similarly included in the extended loan terms.  Other than the new maturity date, the extended loan will have the same terms as those contained in the October 13, 2009 promissory note.

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory notes provide for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of the promissory notes will become due.  The loans were made to provide working capital to the Company.

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

Dated: November 3, 2010

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 3, 2010