Form 10-K
period 2010-12-31
POKER MAGIC INC
filed 2011-03-04
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2010 was approximately $316,753, based on the closing sales price of $0.06 per share as reported on the OTCBB.  As of February 28, 2011, there were 11,008,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

After a successful trial period, we amended our license agreement with Bally’s Park Place on June 26, 2008.  Under the amended license agreement, Bally’s Park Place paid us a license fee in the amount of (i) $475 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos for a full week during that month, and (ii) $200 per month for the right to the use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during any month.  As amended, the license agreement contemplated the licensure of only two Winner’s Pot Poker game units—one for full-week use and the other for weekend-only use.  This amendment was entered into after the adoption by the New Jersey Casino Control Commission of temporary regulations governing the rules of the Winner’s Pot Poker game.  The amended license agreement was a month-to-month agreement terminable by either party at any time.  On November 4, 2010, Bally’s provided notification of their intent to terminate our license agreement effective December 6, 2010.  Due to this termination, we have not applied to renew our license with the New Jersey Casino Control Commission which expired in January 2011; however we continue to assess our renewal options as we seek new customers in New Jersey.

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

Our goal is essentially to capture a small piece of the U.S. gaming market, and research opportunities to break into expanding international markets. Currently, there are approximately 1,500 casinos and gaming facilities, including pari-mutuel, casino-cruises, dog tracks, racinos and horse tracks, in operation in 47 states within the United States (latest information available, World Casino Directory). Legalized gaming has undergone tremendous growth in the past decade, with the gaming industry producing gross revenues in 2007 (the most recent year for which American Gaming Association statistics are available) of approximately $92.3 billion compared to $58.2 billion in 1999, a 63% increase.

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

Despite the recent year-over-year and historical increases and the expansion of table gaming into new states, the recent poor state of general economy in the United States has negatively impacted consumer willingness to spend on entertainment and other discretionary items, including gaming.  This is evidenced in part by the fact that gaming revenues in the two largest casino states―Nevada and New Jersey―declined during 2009 (see Nevada Gaming Control Board report, and New Jersey Casino Control Commission report).

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

Regulation

To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada, Minnesota and Oklahoma. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.   From January 23, 2009 through July 24, 2010, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license was underway.  On July 16, 2010, the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place.  This petition expired in January 2011; however we continue to assess our renewal options as we seek new customers in New Jersey.  It is, however, extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues since our license agreement with Bally’s has terminated.

We have yet to obtain the final licensure required in Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts to date.  In addition, we anticipate expanding our present marketing efforts in Oklahoma tribal nations during 2011.  In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

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

The New Jersey Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place on July 16, 2010, and this license expired in January 2011; however we continue to assess our renewal options as we seek new customers in New Jersey.

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

We have no significant operating history upon which to evaluate our business, and we are subject to all of the risks and uncertainties frequently encountered with start-up enterprises.

The Company was founded as a Minnesota corporation in January 2006. As a result, we have no significant operating history upon which to evaluate our likelihood of success. To date, we have had only one customer, Bally’s Park Place, Inc., license our Winner’s Pot Poker game.  Bally’s began use of one full-week unit of our Winner’s Pot Poker game in June 2008 on a month-to-month basis; added a weekend-only unit in early 2009 and then transitioned use of the full-week unit to a second weekend-only unit in July 2009; and then, effective December 2010, terminated their use of both weekend-only units.  Due to our lack of a significant operating history, you should consider our business in light of all of the risks and uncertainties inherent in establishing a new business. Our results of operations for the years ended December 31, 2010 and 2009 reflect net losses of $148,550 and $167,409, respectively.  Ultimately, our operations may not be successful, and we may be unable to generate sufficient revenues or achieve profitability.

We will need to raise additional capital in the near future to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

We will require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that our current cash is sufficient to continue operations through March 2011. Our operations, as currently conducted and anticipated to be conducted, generate costs related to the marketing and distribution of our current products, and ongoing consulting, legal and accounting expenses. Even if we successfully benefit from current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

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

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2010, we had an accumulated shareholders’ deficit of approximately $841,000. We generate minimal revenues, and revenues from our one customer decreased beginning in July 2009 and discontinued after December 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

The United States experienced a significant economic slowdown from 2008 through 2010 with national unemployment figures hovering close to 10%.  Illustrative of the effect that the general economy has had on the gaming industry in general, the New Jersey Casino Control Commission reported $3.9 billion in overall casino revenues for 2009, a 13.2% decline over 2008.  Table game revenues fell to $1.22 billion, a 13.5% reduction over table game revenues in 2008.  The Commission attributes the decline in revenues to the weak national economy, increased competition from neighboring states where table games have just been legislatively approved, and the partial ban on smoking in the gaming establishments.

Although Nevada saw modest improvement in gaming revenues in November 2009, we believe that the continued high unemployment figures, significant number of mortgage foreclosures, and generally poor economic conditions in the United States will continued to limit consumers’ discretionary spending on entertainment in general and gaming-related activities during 2011.  As a consequence, we also expect that casinos and other gaming establishments generally will still be less interested in expanding the range and number of games offered in their venues.  If poor economic conditions persist, it is possible that our efforts to generate interest in our Company’s games will be adversely affected and, ultimately, may not succeed.  In such case, we will likely be unable to place our games in the significant number of venues required for us to attain profitability and our entire business and viability may be threatened.

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

Our officers and directors collectively possess beneficial ownership of 4,628,500 shares of our common stock, which currently represents approximately 42.0% of our common stock. As a result, our directors and officers, together with other significant shareholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “POKR.OB.”  The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2010 and 2009.  The Company’s common shares did not begin trading on the OTC Bulletin Board until May 2009.  These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.  Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Market Price (High/Low)	Market Price (High/Low)
For the Fiscal Year	2010	2009
First Quarter	$0.02 - 0.25	$-
Second Quarter	$0.08 – 0.51	$0.03 – 0.15
Third Quarter	$0.01 – 0.08	$0.02 – 0.06
Fourth Quarter	$0.06	$0.06 – 0.06

Holders

As of the date of this filing, we had approximately 175 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, Poker Magic, Inc. had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement” (as defined in Item 201 of Regulation S-K).  Furthermore, as of the date of this filing, the Company is not a party to any equity compensation plan, nor is the Company obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

Recent Sales of Unregistered Securities

On December 31, 2010, we issued a total of 175,000 shares of common stock to two individuals in consideration of consulting services rendered to the Company.  The services rendered were accounting and marketing services and such services were valued in the aggregate at $10,500.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933.  In this regard, the Company relied in part on representations from the recipients of the shares that they were (i) acquiring the shares for investment purposes only and not with a view toward distribution, and (ii) either alone or through a purchaser representative, knowledgeable and experienced in financial and business matters such that they were capable of evaluating the risks of the investment.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On March 31, June 30, September 30, and December 31, 2010, we issued shares of common stock to our Chief Executive Officer (aggregating to 435,000 shares) and Chief Financial Officer (aggregating to 435,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemption from registration set forth in Sections 4(2) and 4(5) (formerly Section 4(6)) of the Securities Act of 1933.  In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers of the Company.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Results of Operations

Item	2010	2009	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$3,000	6,050	(50.4)%	(2.1)%	(3.6)%
Cost of Revenues	12,111	12,916	(6.2)%	8.2%	7.7%
Operating Expenses:
General Operating Expenses	5,648	9,812	(42.4)%	3.8%	5.8%
Legal and Accounting Expenses	64,637	96,050	(32.7)%	43.5%	57.4%
Executive Management Compensation in Stock	60,000	54,000	11.1%	40.4%	32.3%
Other Income (Expense)	(9,154)	(681)	1,244.2%	6.2%	0.4%
Net Loss	$148,550	167,409	(11.3)%	N/A	N/A

As the table above demonstrates, during 2010 and 2009 we had revenues of $3,000 and $6,050, respectively, and incurred $12,111 and $12,916, respectively, in revenue-related costs.  The significant increase in our cost of revenues for fiscal year was related to an increase in consulting expense and marking our inventory, which consists of felts used in playing the Winner’s Pot Poker game, to the lower of cost or market.  During both 2010 and 2009, we had one contract with one client. That contract terminated in December 2010 so we anticipate lower, if any, revenues in fiscal 2011 compared to fiscals 2010 and 2009.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

During both 2010 and 2009, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

During 2010 and 2009, we incurred selling, general and administrative expenses aggregating $130,285 and $159,862 respectively, a decrease of 18.5%.  A discussion of the various components of our general and administrative expenses for 2010 and 2009 appears below.

General Operating Expenses.  Our general operating expenses, which primarily include consulting, stock transfer fees, travel and miscellaneous office supply expenses, decreased from $9,812 for the year ended December 31, 2009 to $5,648 for the year ended December 31, 2010 due to a significant reduction in consulting fees and travel-related expenses.

Legal and Accounting Expenses.  Our legal and accounting expenses decreased from $96,050 in 2009 to $64,637 in 2010, or 32.7%.  This significant decrease was due to certain one-time expenses incurred in fiscal 2009 and continued efficiency and cost-saving measures identified during fiscal 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, our Sarbanes-Oxley compliance efforts, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will constitute the majority of our general operating expenses during fiscal 2011.

Executive Management Compensation.  Executive management compensation aggregated to $60,000 of share issuance, for the year ended December 31, 2010 compared to $54,000, which consisted of $42,000 in share issuance and $12,000 in contributed capital, for the year ended December 31, 2009.  We presently expect that compensation expense arising from share issuances to our executive management in fiscal 2011 will remain consistent with our fiscal 2010 as we plan to continue to issue shares in lieu of cash payment for the services they render to the Company in their executive capacities.

Interest expense for the year ended December 31, 2010 was $9,154 compared to $873 for the year ended December 31, 2009. The significant increase in our interest expense in fiscal 2010 is attributed to the short-term notes utilized to finance the Company’s operations.  We anticipate our interest expense to increase in fiscal 2011 as the short-term notes are renewed and additional notes issued to continue funding the Company’s operations while we seek other sources of income and funding.

For the year ended December 31, 2009, our net loss was $167,409 compared to our net loss of $148,550 for the year ended December 31, 2010, a decrease of 11.3%.  As indicated in the table above, this decrease is attributable to reductions in our selling, general and administrative expenses as previously discussed.

Our officer compensation expense in fiscal year 2010 was in stock issuance and 2009 was a combination of stock issuance and contributed capital.  Our consultant expense in both fiscal years 2010 and 2009 was a combination of cash payments and stock issuance.  We anticipate that compensation expense in fiscal 2011 for executive management to be in the form of shares and consultant service compensation to be a combination of cash payments and issuance of shares.  We also anticipate both compensation expense for our executive management and consultant service compensation levels in 2011 to remain stable with fiscal 2010 levels.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to continue to rely on services provided by consultants.

We anticipate that our professional expenses will remain stable during fiscal 2011 as we gained process efficiencies in both 2010 and 2009 which minimized our professional expenses to the extent feasible.  Nevertheless, as we seek gaming regulatory compliance and licenses, we anticipate incurring additional expenses relating to the applications, licensing and compliance process.  In fact, we expect that any future revenues that may be gained from licenses obtained in 2011 will be completely offset by expenses relating to the application, licensing and compliance process.

Liquidity and Capital Resources

The net loss for 2010 was $148,550 or $0.01 per share, compared with a loss in 2009 of $167,409 or $0.02 per share.

Summary cash flow data is as follows:

	Year Ended December 31,
	2010	2009

Cash flows provided (used) by :
Operating activities	$(62,383)	$(87,986)
Investing activities	-	-
Financing activities	60,000	(51,667)
Net increase (decrease) in cash	(2,383)	(139,653)
Cash, beginning of period	5,464	145,117
Cash, end of period	$3,081	$5,464

The decrease in cash used in operating activities was primarily the result of a reduction in overall operating expenses, including advertising and travel expenses, and the completion of one-time tasks which reduced legal and professional services costs.

As of December 31, 2010, we had $3,081 cash on hand and current liabilities of $96,720, of which $87,627 is notes and interest payable to Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company) and to Douglas Polinsky and Joseph A. Geraci, II for personal loans to the Company.  As of the date of this filing, our management believes we have sufficient capital to continue operations through March 2011.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Management continues to aggressively pursue other business opportunities for the Company including but not limited to the continued marketing of its Winner’s Pot Poker game and seeking of additional investment capital.  However, there is no guarantee that management will be successful in their endeavors and may be required to abandon our business or our status as a public reporting company.

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

Intellectual-property rights and trademarks are the foundation for our product offerings.  We currently own the rights to United States Patent Number 5,839,732, issued on November 24, 1998, that relates to our current Winner’s Pot Poker table game.  This patent was acquired from Select Video, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement dated March 10, 2006.  In addition, we own a federally registered trademark for “WINNER’S POT POKER,” Registration Number 2,172,043, issued on July 7, 1998, which was acquired pursuant to that same agreement. Finally, we own registered trademarks for “POKER MAGIC” and to “AC (ATLANTIC CITY) STUD POKER,” which we also acquired pursuant to the Asset Purchase Agreement with Select Video.  Other than the trademark “Poker Magic” which we have adopted as our corporate name, we do not have any current plans for the sale or license of such other trademarks.  We do not have any currently pending applications for un-issued patents, trademarks or copyrights.  The expiration dates of our patent rights vary based on their filing and issuance dates.

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

Revenues

As indicated above, from inception through December 31, 2010 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

After a successful trial period, we amended our license agreement with Bally’s Park Place, Inc. on June 26, 2008. Under the amended license agreement, Bally’s Park Place, Inc. paid the Company a license fee in the amount of (i) $475 per month for the right to use our Winner’s Pot Poker game in the Atlantic City casinos for up to seven days per week, and (ii) $200 per month for the right to use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during that month.  On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game; and on July 16, 2010 the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place.  This license expired in January 2011; however we continue to assess our renewal options as we seek new customers in New Jersey.  It is extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues since our license agreement with Bally’s has terminated.

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of numerous casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey, Nevada, and Oklahoma.

Based on our prior license agreement with Bally’s Park Place, Inc., we recognized revenue from operations during fiscal 2008 through fiscal 2010. Given the termination of that license agreement, it is uncertain whether we will be able to generate revenues in the future.  Instead, we expect that we must continue to market our game to casinos and gaming establishments that present suitable opportunities for us, and that the most efficient way for us to begin generating more significant revenues will be to consummate a definitive license agreement with Harrah’s Entertainment or some other enterprise that involves a wider group of gaming-related affiliates and establishments. For example, Harrah’s Entertainment, indirectly (through subsidiaries and other affiliates) operates approximately 40 casinos across the United States.  It is extremely difficult to anticipate, however, how much success we will have in our efforts to license our games to gaming establishments and thereby generate additional revenues.

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in 2010 over 2009 and are expected to remain stable in 2011.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2011.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota,

•	Registration with the Nevada Gaming Commission as a publicly traded company, and

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in trial lands in Minnesota and Oklahoma.

In addition, we will likely require positive results from suitability reviews (generally focusing on financial stability, honesty, character and integrity) of our executive management and other key personnel or significant shareholders conducted by the Nevada Gaming Commission and similar state agencies in other jurisdictions. We intend to continue working with the state regulatory and tribal council authorities to obtain the above-described and other registrations and licenses that we deem necessary or desirable as market opportunities come to light.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through March 2011.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to March 2011.

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

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2010 or 2011.  Given the Company’s business model, investment in capital resources is not required beyond inventory of its game, which is produced in small quantities on an as-needed basis once a license agreement has been executed.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2010, we had an accumulated deficit of approximately $841,379. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Determination of Impairment of Long-Lived and Intangible Assets

Our policy regarding the determination of impairment of long-lived and intangible assets is another critical accounting policy.  In this regard, our management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived or intangible asset may not be recoverable.  If indications of impairment are present and the estimated future undiscounted cash flows are less than the carrying value of the asset under scrutiny, the value of that asset will be adjusted appropriately.  In December 2010, we performed an impairment analysis that resulted in the write off of the remaining intangible value of $2,758 due to the loss of our only customer.

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

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item	Page
Report of Independent Registered Public Accounting Firm on Financial Statements	19
Balance Sheets – December 31, 2010 and December 31, 2009	20
Statements of Operations – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010	21
Statements of Shareholders’ Equity (Deficit) – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010	22
Statements of Cash Flows – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010	29
Notes to Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Poker Magic, Inc.
Wayzata, Minnesota

We have audited the accompanying balance sheets of Poker Magic, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2010.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poker Magic, Inc. as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 8 to the financial statements, the company has incurred net loss during the development stage and required additional working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 8 as well.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 4, 2011

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

Current Assets
Cash	$3,081	$5,464
Inventory	-	1,621

Total Current Assets	3,081	7,085

Intangible Assets, Net of Amortization	-	10,340

Total Assets	$3,081	$17,425

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$8,823	$13,446
Accrued Royalty	270	120
Notes Payable Related Party – short-term	94,800	40,000
Interest Payable	4,027	873
Deferred Revenue	-	975

Total Current Liabilities	107,920	55,414

Long-Term Liabilities
Notes Payable Related Party – long-term	11,200	-

Total Long-Term Liabilities	11,200	-

Total Liabilities	119,120	55,414

Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 11,008,224 and 9,963,224 shares.	11,008	9,963
Additional Paid-in Capital	714,332	644,877
Deficit Accumulated During the Development Stage	(841,379)	(692,829)

Total Shareholders’ Deficit	(116,039)	(37,989)

Total Liabilities and Shareholders’ Deficit	$3,081	$17,425

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 10, 2006 (inception) to December 31, 2010
Revenues	$3,000	$6,050	$12,375

Cost of Revenue	12,111	12,916	61,800

Gross Loss	(9,111)	(6,866)	(49,425)

Operating Expenses: Selling, General and Administrative	130,285	159,862	784,130

Operating Loss:	(139,396)	(166,728)	(833,555)

Other Income (Expense)
Interest Income	-	192	2,203
Interest Expense	(9,154)	(873)	(10,027)
Total Other Income (Expense)	(9,154)	(681)	(7,824)

Net Loss	$(148,550)	$(167,409)	$(841,379)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.10)

Weighted-average number of common shares outstanding	10,179,662	9,342,722	8,145,437

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

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

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

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

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

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

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

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

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for consulting services at $0.25 per share on December 16, 2008 based on value of services rendered	40,400	$40	$10,060	$-	$-	$10,100

Officers compensation expense as contributed capital	-	-	38,000	-	-	38,000

Issuance of common stock for officers compensation at $0.25 per share on December 31, 2008 based on value of services rendered	32,000	32	7,968	-	-	8,000

Net Loss	-	-	-	-	(282,719)	(282,719)

Balance as of December 31, 2008	9,267,391	9,267	681,365	-	(525,420)	165,212

Redemption of common stock from a non-affiliated shareholder at $0.25 per share on February 25, 2009 based on original issuance cost	(366,667)	(367)	(91,300)	-	-	(91,667)

Officers compensation expense as contributed capital on March 31, 2009	-	-	12,000	-	-	12,000

Issuance of common stock for officers compensation at $0.03 per share on June 30, 2009 based on value of services rendered	600,000	600	17,400	-	-	18,000

Issuance of common stock for consulting services at $0.03 per share on June 30, 2009 based on value of services rendered	62,500	63	1,812	-	-	1,875

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for officers compensation at $0.06 per share on September 30, 2009 based on value of services rendered	200,000	$200	$11,800	$-	$-	$12,000

Issuance of common stock for officers compensation at $0.06 per share on December 31, 2009 based on value of services rendered	200,000	200	11,800	-	-	12,000

Net Loss	-	-	-	-	(167,409)	(167,409)

Balance as of December 31, 2009	9,963,224	9,963	644,877	-	(692,829)	(37,989)

Issuance of common stock for officers compensation at $0.10 per share on March 31, 2010 based on value of services rendered	120,000	120	11,880	-	-	12,000

Issuance of common stock for officers compensation at $0.08 per share on June 30, 2010 based on value of services rendered	150,000	150	11,850	-	-	12,000

Issuance of common stock for officers compensation at $0.06 per share on September 30, 2010 based on value of services rendered	200,000	200	11,800	-	-	12,000

Issuance of common stock for officers compensation at $0.06 per share on December 31, 2010 based on value of services rendered	400,000	400	23,600	-	-	24,000

Poker Magic, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the
Period from January 10, 2006 (inception) to December 31, 2010

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for consulting services at $0.06 per share on December 31, 2010 based on value of services rendered	175,000	$175	$10,325	$-	$-	$10,500

Net Loss	-	-	-	-	(148,550)	(148,550)

Balance as of December 31, 2010	11,008,224	$11,008	$714,332	$-	$(841,379)	$(116,039)

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 10, 2006 (inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(148,550)	$(167,409)	$(841,379)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	7,582	8,271	38,599
Impairment of inventory and intangible assets	4,379	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	10,500	4,791	134,341
Officers compensation expense paid in stock	60,000	42,000	158,000
Officers compensation expense as contributed capital	-	12,000	50,000
Changes in operating assets and liabilities:
Inventory	-	(871)	(871)
Prepaid expense	-	-	5,434
Accounts payable	(4,623)	11,430	8,823
Accrued royalty	150	(46)	270
Interest payable	9,154	873	10,027
Deferred revenue	(975)	975	-

Net cash used in operating activities	(62,383)	(87,986)	(425,877)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	(91,667)	(91,667)
Proceeds from note payable related party	60,000	40,000	100,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by (used in) financing activities	60,000	(51,667)	445,958

Net increase (decrease) in cash	(2,383)	(139,653)	3,081

Cash, beginning of the period	5,464	145,117	-
Cash, end of the period	$3,081	$5,464	$3,081

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-		(7,084)

Accrued interest converted into note payable	6,000	-	6,000

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

Inventory

Poker table felt inventory is valued using the lower of cost (first-in, first-out method) or market.  For the year ended December 31, 2010, the Company reported an impairment expense of $1,621 which is included in cost of revenues on the Statement of Operations.  At December 31, 2010 and 2009, the inventory was valued at $0 and $1,621, respectively.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable and notes payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $7,582, $8,271 and $38,599 for the years ended December 31, 2010 and 2009 and the period from January 10, 2006 (inception) to December 31, 2010. In December 2010, the Company wrote-off the remaining intangible asset value of $2,758 due to the loss of the Company’s only customer.  The expense is included in cost of revenues on the Statement of Operations.

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

Revenue recognition

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured.  All revenue for the year ended December 31, 2010 and the period from January 10, 2006 (inception) to December 31, 2010 was generated from one customer.  Revenues generated from the licensing of the Winner’s Pot Poker game in New Jersey are not subject to sales and use tax although filing of an annual return is required and completed.

Advertising

Advertising costs are charged to expense when incurred.  Advertising costs were $0, $3,517 and $14,964, respectively, for the years ended December 31, 2010 and 2009 and the period from January 10, 2006 (inception) to December 31, 2010.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 10, 2006 (inception) to December 31, 2010
Numerator: Net Loss	$(148,550)	$(167,409)	$(841,379)
Denominator: Weighted-average number of common shares outstanding	10,179,662	9,342,722	8,145,437
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.10)

The 1,000,000 outstanding warrants at December 31, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net loss for the period.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At December 31, 2010 and December 31, 2009, $270 and $120 were owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ DEFICIT

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

On May 27, 2010, 1,000,000 warrants to purchase additional common stock at $0.50 per share expired.

On June 30, 2010, the Company issued 150,000 shares of common stock for officer compensation with a fair value of $12,000.

On September 30, 2010, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 200,000 shares of common stock for officer bonus compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 125,000 shares of common stock as a bonus to a consultant for services with a fair value of $7,500.

On December 31, 2010, the Company issued 50,000 shares of common stock for consultant services with a fair value of $3,000.

At December 31, 2010, a total of 11,008,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company is subject to the accounting standard for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. The tax years that remain subject to examination by major tax jurisdictions currently are Federal 2008-2010 and State of Minnesota 2008-2010.  The net operating loss carryforwards are subject to examination until they expire.

At December 31, 2010, the Company had federal and state net operating loss carryforward of approximately $670,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2026 if not used before such time to offset future taxable income or tax liabilities. The Company’s deferred tax asset is the net operating loss carryforward and the difference in patent amortization expense.  The Company has established a valuation allowance of $328,000 and $277,000 at December 31, 2010 and 2009, respectively, against its deferred tax assets due to uncertainty surrounding the realization of such assets.  The change in valuation allowance for the years ended December 31, 2010 and 2009 was $51,000 and $79,000, respectively, and for the period ended January 10, 2006 (inception) to December 31, 2010 was $328,000.  Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Reconciliation between the federal statutory rate and the effective tax rates is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 10, 2006 (inception) to December 31, 2010
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Valuation Allowance	40.0	40.0	40.0
Effective tax rate	0.0%	0.0%	0.0%

NOTE 6—NOTES PAYABLE RELATED PARTY – SHORT-TERM

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12.0% per annum, and required that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on July 29, 2011.

On October 13, 2009, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12.0% per annum, and required that accrued interest be paid on a monthly basis until October 12, 2010, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on October 11, 2011.

On December 14, 2009, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until December 13, 2010, at which time the entire unpaid principal balance of $20,000 together with the unpaid accrued interest of $2,400 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable for a term of one year under the terms of the original promissory note which will become due on December 12, 2011.

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

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), each loaned the Company $5,000 under terms and conditions set forth in related unsecured term promissory notes.  The promissory notes provide for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of the promissory note will become due.

Total short-term related party notes at December 31, 2010 and 2009 were $94,800 and $40,000, respectively, provided working capital for the Company.

NOTE 7—NOTES PAYABLE RELATED PARTY – LONG-TERM

On January 21, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12.0% per annum, and required that accrued interest be paid on a monthly basis until January 20, 2011, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $11,200 for a term of one year under the terms of the original promissory note which will become due on January 19, 2012.

For the year ended December 31, 2010, the Company has accrued interest and interest expense of $4,027 and $9,154, respectively, related to the short- and long-term notes payable with a related party.

NOTE 8— GOING CONCERN; MANAGEMENT’S PLAN TO FINANCE WORKING CAPITAL NEEDS

The Company incurred net losses of $148,550, $167,409, $841,379 for the years ended December 31, 2010 and 2009 and for the period from January 10, 2006 (inception) to December 31, 2010, respectively, along with negative cash flows from operating activities.  The Company anticipates significant expenditures during 2011 relating to the marketing its Winner’s Pot Poker game, seeking regulatory approval from Nevada, Minnesota and Oklahoma to license its game in their respective states, and legal and accounting expenses to comply with the requirements of a public reporting company.   Since at December 31, 2010, the Company does not have any customers or sources of revenue, the Company’s net loss in fiscal 2011 is expected to exceed the net loss in fiscal 2010.  As of the date of filing of this report, the Company had $9,450 cash on hand and current liabilities of $132,000, the majority of which is short-term notes and interest payable.  The Company estimates that it will need approximately $75,000 of cash over the next 12 months to continue operations, at their current level, through 2011.

NOTE 9—SUBSEQUENT EVENT

On January 11, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until January 10, 2012, at which time the entire unpaid principal balance of the promissory note will become due.  The loan was made to provide working capital to the Company.

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

As of December 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2010.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

/s/  Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/  Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	51	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	41	Director and Chief Financial Officer

Douglas M. Polinsky co-founded Poker Magic, Inc. in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company which he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also make direct investments into public and private companies. Since 2007, Mr. Polinsky has been an independent Director of Wizzard Software Corporation, a Pennsylvania-based company specializing in speech recognition technology.  Mr. Polinsky is a member of the Audit, Compensation and Governance and Nominating Committees of the Board of Directors.  Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas.

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

In August 2003, the National Association of Securities Dealers (NASD) found in an administrative hearing that Mr. Geraci had violated NASD Conduct Rule 2110 and SEC Rule 10b-5 in August 1999, when he had been affiliated with a NASD member, and barred him from associating with any NASD member.

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

Changes to Board of Director Nomination Procedures

The Company has not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership.  The foregoing reporting persons became subject to these filing requirements in April 2008.  Based on its own review, the Company believes that Douglas M. Polinsky and Joseph A. Geraci, II, each made late filings with respect to transactions occurring during 2010, as follows:  on May 19, 2010, Mr. Polinsky reported on Form 4 his acquisition from the Company of 60,000 shares on March 31, 2010, which report was originally due on July 2, 2009; on May 19, 2010, Mr. Geraci reported on Form 4 his acquisition from the Company of 60,000 shares on March 31, 2010, which report was originally due on July 2, 2009.  On February 14, 2011, each of Messrs. Polinsky and Geraci reported their respective acquisitions of 75,000, 100,000 and 200,000 shares on each of June 30, September 30 and December 31, 2010, which reports were originally due on July 2, 2010, October 4, 2010 and January 4, 2011, respectively.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2009 and 2010 to the persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Douglas M. Polinsky,	2010	$0	(1)	$30,000	(2)	-	$30,000
Chief Executive Officer	2009	$0	(1)	$21,000	(3)	-	$21,000

Joseph A. Geraci, II,	2010	$0	(1)	$30,000	(2)	-	$30,000
Chief Financial Officer	2009	$0	(1)	$21,000	(3)	-	$21,000

(1)
The named executive did not receive a salary during the year ended December 31, 2010, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)
The named executive received a stock award of $30,000 (aggregating to $60,000 for both named executives). This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services for the current year.

(3)
The named executive received a stock award of  $21,000 for services rendered in 2009. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services for the year indicated.

Employment Agreements with Executives

The Company does not currently have employment agreements with Messrs. Polinsky and Geraci, and currently has no plans to enter into employment agreements with such individuals.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2010 held by any named executive. In addition, the Company has no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

The Company did not pay director compensation in 2010; however the Company reimbursed its directors for their expenses incurred in attending or participating in meetings of the board of directors or other Company-related meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2010 (on which date there were an aggregate of 11,008,224 shares of common stock outstanding), by:

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

Name	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	2,428,500	22.1%
Joseph A. Geraci, II (3)	2,200,000	19.9%
All current directors and executive officers as a group (4) (two persons)	4,628,500	42.0%
Marilyn Culotta (5)	559,500	5.1%

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

(2)
Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 1,250,000 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 1,038,500 common shares held individually by Mr. Polinsky, and 140,000 common shares held in the name of two of Mr. Polinsky’s minor children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 2,010,000 common shares held by Mr. Geraci and 190,000 common shares held individually by Mr. Geraci’s spouse.

(4)	Includes Messrs. Polinsky and Geraci.

(5)	Based on the records of the Company, Ms. Culotta’s address is 9101 W. Sahara Avenue #105 B11, Las Vegas, NV 89117.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2010, the Company’s officers and directors (Douglas Polinsky and Joseph A. Geraci, II) loaned the Company a total of $60,000 either directly or through Lantern Advisers, LLC, a Minnesota limited liability company co-owned by them.  Loaned funds were advanced to the Company by the indicated persons on the following dates and in the following increments:

•	On January 21, 2010, $10,000 was loaned by Lantern Advisers
•	On April 1, 2010, $10,000 was loaned by Lantern Advisers
•	On May 1, 2010, $20,000 was loaned Lantern Advisers
•	On August 1, 2010, $10,000 was loaned by Lantern Advisers, and
•	October 19, 2010, $5,000 was loaned by each of Douglas Polinsky and Joseph A. Geraci, II.

In each case, loans were made under terms and conditions set forth in an unsecured term promissory note providing for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, with accrued interest being paid on a monthly basis until the 12-month anniversary of the loan, at which time the entire unpaid principal balance of the promissory note will become due.

Effective January 21, 2011, Lantern Advisers agreed to extend the maturity date for the $10,000 loan made on January 21, 2010 (and related accrued but unpaid interest in the amount of $1,200) to January 19, 2012.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2009	2010
Audit Fees	$43,250	$29,500
Audit-Related Fees	0	0
Tax Fees	400	0
All Other Fees	0	0
Total	$43,650	$29,500

Audit Fees.   The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for years ended 2009 and 2010 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Tax Fees.  The fees identified under this caption were for tax compliance and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with state and local taxes.  Tax fees incurred in fiscal 2009 included preparation of the annual corporate tax returns, however, tax fees incurred in fiscal 2010 only related to tax filing extension as the actual preparation of the corporate tax returns was performed by a separate firm.

Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2009 and 2010 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements

Balance Sheets – December 31, 2010 and December 31, 2009

Statements of Operations – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010

Statement of Shareholders’ Equity (Deficit) – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010

Statements of Cash Flows – Years ended December 31, 2010, December 31, 2009 and Period from January 10, 2006 (inception) to December 31, 2010

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

Dated: March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 4, 2011
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 4, 2011
Joseph A. Geraci, II	(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002