Form 10-Q
period 2011-03-31
POKER MAGIC INC
filed 2011-05-13
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 12, 2011 there were 11,032,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS

Current Assets
Cash	$13,854	$3,081
Total Current Assets	13,854	3,081

Total Assets	$13,854	$3,081

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$2,880	$8,823
Accrued royalty	270	270
Note payable related party – short-term	147,200	94,800
Interest payable	6,650	4,027

Total Current Liabilities	157,000	107,920

Long-Term Liabilities
Notes payable related party – long-term	-	11,200

Total Long-Term Liabilities	157,000	11,200

Total Liabilities	157,000	119,120

Commitments and contingencies
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 11,032,224 and 11,008,224 shares on March 31, 2011 and December 31, 2010, respectively.	11,032	11,008
Additional paid-in capital	726,308	714,332
Deficit accumulated during the development stage	(880,486)	(841,379)

Total Shareholders’ Deficit	(143,146)	(116,039)

Total Liabilities and Shareholders’ Deficit	$13,854	$3,081

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from January 10, 2006 (inception) to March 31, 2011
Revenues	$-	$1,200	$12,375

Cost of revenues	-	2,128	61,800

Gross loss	-	(928)	(49,425)

Operating expenses:
Selling, general and administrative	35,284	37,379	819,414

Operating Loss	(35,284)	(38,307)	(868,839)

Other Income (Expense)
Interest income	-	-	2,203
Interest expense	(3,823)	(1,434)	(13,850)
Total Other Income (Expense)	(3,823)	(1,434)	(11,647)

Net Loss	$(39,107)	$(39,741)	$(880,486)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.11)

Weighted-average number of common shares outstanding	11,008,224	9,963,224	8,280,616

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from January 10, 2006 (inception) to March 31, 2011
Cash flows from operating activities:
Net loss	$(39,107)	$(39,741)	$(880,486)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	2,068	38,599
Impairment of inventory and intangible assets	-	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	-	134,341
Officers compensation expense paid in stock	12,000	12,000	170,000
Officers compensation expense as contributed capital	-	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	-	(225)	-
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	(5,943)	10,606	2,880
Accrued royalty	-	60	270
Interest payable	3,823	1,434	13,850
Deferred revenue	-	(975)	-

Net cash used in operating activities	(29,227)	(14,773)	(455,104)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	40,000	10,000	140,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	40,000	10,000	485,958

Net increase (decrease) in cash	10,773	(4,773)	(13,854)

Cash, beginning of the period	3,081	5,464	-
Cash, end of the period	$13,854	$691	$13,854

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	1,200	-	7,200

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to March 31, 2011, the Company incurred a net loss of $880,486. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company, if at all.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from January 10, 2006 (inception) to March 31, 2011
Numerator: Net Loss	$(39,107)	$(39,741)	$(880,486)
Denominator: Weighted-average number of common shares outstanding	11,008,224	9,963,224	8,280,616
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.11)

The 1,000,000 outstanding warrants at March 31, 2010 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for that period.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of both March 31, 2011 and December 31, 2010, $270 was owed to Select Video under this agreement.

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

On March 31, 2011, the Company issued 24,000 shares of common stock for officer compensation with a fair value of $12,000.

At March 31, 2011, a total of 11,032,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at March 31, 2011 and December 31, 2010.

At March 31, 2011, the Company had federal and state net operating loss carryforward of approximately $715,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

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

On December 14, 2009, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until December 13, 2010, at which time the entire unpaid principal balance of $20,000 together with the unpaid accrued interest of $2,400 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $22,400 for a term of one year under the terms of the original promissory note which will become due on December 12, 2011.

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

On April 1, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12.0% per annum, and required that accrued interest be paid on a monthly basis until March 31, 2011, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $11,200 for a term of one year under the terms of the original promissory note which will become due on March 30, 2012.

On May 1, 2010, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until April 30, 2011, at which time the entire unpaid principal balance of $20,000 together with the unpaid accrued interest of $2,400 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $22,400 for a term of one year under the terms of the original promissory note which will become due on May 1, 2012.

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

On January 11, 2011, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until January 10, 2012, at which time the entire unpaid principal balance of the promissory note will become due.

On March 11, 2011, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 10, 2012, at which time the entire unpaid principal balance of the promissory note will become due.

Total short-term related party notes at March 31, 2011 and December 31, 2010 were $147,200 and $94,800, respectively, and provided working capital for the Company.  At December 31, 2010, the Company also had a long-term related party note of $11,200.

NOTE 7—SUBSEQUENT EVENT

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 4, 2011 and related to our year ended December 31, 2010, and the period from January 10, 2006 (inception) to December 31, 2010.

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

For the three months ended March 31, 2011 and 2010, we generated $0 and $1,200 in revenues, respectively.  For the three months ended March 31, 2011 and 2010, we incurred $0 and $2,128 in revenue-related costs, respectively, and $35,284 and $37,379 in operating expenses, respectively.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of March 31, 2011, we had $13,854 in cash on hand and current liabilities of $157,000, which consist primarily of short-term notes payable and interest payable to related parties. As of the date of this filing, we had approximately $14,200 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through June 2011. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to obtain additional financing prior to the end of June 2011.

Management believes that the most significant uncertainties facing the Company relate to our ability to generate revenues, the accuracy of our expense forecast, our ability to acquire necessary licenses, registrations and approvals, and our ability to obtain financing when and as needed and on terms acceptable to us.  These uncertainties are discussed in greater detail under the caption “Trends and Uncertainties.”

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three Months Ended
Item	3/31/11	3/31/10	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	$1,200	N/A	-%	(3.02)%
Cost of Revenues	-	2,128	N/A	-%	5.35%
Operating Expenses:
General Operating Expenses	161	544	(70.40)%	.41%	1.37%
Legal and Accounting Expenses	23,123	24,835	(6.89)%	59.13%	62.49%
Executive Management Compensation in Stock	12,000	12,000	-%	30.69%	30.20%
Other Income (Expense)	(3,823)	(1,434)	166.60%	9.77%	3.61%
Net Loss	$(39,107)	$(39,741)	(1.60)%	100%	100%

As the table above demonstrates, during the three months ended March 31, 2011 and 2010, we had revenues of $0 and $1,200, respectively and incurred $0 and $2,128, respectively, in revenue-related costs.  During 2010, we had one contract with one client that utilized one weekend-only game. That contract terminated in December 2010, therefore we anticipate lower, if any, revenues in fiscal 2011 compared to fiscal 2010.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

Our operating expenses decreased 5.60% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to reductions in operating and legal, accounting and general operating expenses. We expect these expenses will remain stable throughout the remainder of 2011.

Our legal and accounting expenses decreased 6.89% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant and remain stable with fiscal 2010 levels.

We presently expect that compensation expense arising from share issuances to our executive management will remain materially consistent with fiscal 2010.   We issue shares to executive management for services rendered in lieu of cash payment.  We expect that we will continue to issue shares to executive management and consultants to compensate them for services rendered, primarily as a means to preserve our cash resources.  In this regard, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2011.

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to the general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during the remainder of fiscal 2011.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2011	2010
Cash flows provided (used) by :
Operating activities	$(29,227)	$(14,773)
Investing activities	-	-
Financing activities	40,000	10,000
Net increase (decrease) in cash	10,773	(4,773)
Cash, beginning of period	3,081	5,464
Cash, end of period	$13,854	$691

The increase in cash used in operating activities was primarily the result of additional short-term notes issued to finance ongoing operations.  As of March 31, 2011, we had $13,854 cash on hand and current liabilities of $157,000 which primarily consists of accounts payable, short-term notes payable and interest payable.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 2011.  Thereafter, we expect we will require additional capital.  The Company has primarily raised capital through loans with related parties and we expect this trend to continue.  If we are unable to obtain additional financing from the related parties when needed or are unable to secure financing from other sources, we may be required to abandon our business or our status as a public reporting company.

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

Currently, we do not have any employees. Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as consultants to the Company in their officer capacities.  We rely on sales and marketing agents and outside professional services on an as-needed basis.  We believe that using consultants to perform necessary operational functions is currently more cost effective than hiring full-time employees, and such practice affords us flexibility in directing our resources during our development stage.   We plan to develop new gaming products primarily by utilizing the services of outside developers, sales agents and regulatory and compliance service providers in an effort to minimize capital expenditures and corporate expenses.  We presently do not expect to incur any material capital expenditures in the near future or during the remainder of fiscal year 2011.  At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.

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

Revenues

As indicated above, from inception through March 31, 2011 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

After a successful trial period, we amended our license agreement with Bally’s Park Place, Inc. on June 26, 2008. Under the amended license agreement, Bally’s Park Place, Inc. paid the Company a license fee in the amount of (i) $475 per month for the right to use our Winner’s Pot Poker game in the Atlantic City casinos for up to seven days per week, and (ii) $200 per month for the right to use of our Winner’s Pot Poker game in the Atlantic City casinos on weekends only during that month.  On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game; and on July 16, 2010 the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place.  This license expired in January 2011; however we continue to assess our renewal options as we seek new customers in New Jersey.  It is extremely difficult to anticipate how much success we will have in our efforts to license our games, and thereby generate revenues.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and are expected to remain stable throughout the remainder of 2011.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2011.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

To date, our licensing efforts have been focused on entering into agreements with casinos and gaming establishments in New Jersey, Nevada, Minnesota and Oklahoma.  Although our petition to conduct business as a licensed casino service industry supplier expired in January 2011, we continue to assess our renewal options as we seek new customers in New Jersey.

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

As we seek to begin operations in other states and, where applicable, Native American tribal lands, we will be subject to additional state and Native American laws and regulations that affect both our general commercial relationships with our customers as well as the products and services provided to them. The material aspects of these laws and regulations may be found in our Annual Report on Form 10-K filed with the SEC on March 4, 2011.

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through June 2011.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to June 2011.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of March 31, 2011, we had an accumulated deficit of approximately $880,486. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Further information on our critical accounting policies and estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC in March 2011.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

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

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report. For a discussion of risk factors applicable to Poker Magic and its business, please refer to the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, we issued a total of 24,000 shares of common stock to our Chief Executive Officer (12,000 shares) and Chief Financial Officer (12,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(6) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

On January 20, 2011, Lantern Advisers, LLC and the Company agreed to extend through January 19, 2012 the term of an unsecured promissory note, originally delivered by the Company on January 21, 2010 and due on January 20, 2011.  Accrued but unpaid interest as of January 20, 2011, aggregating to $1,200, was similarly included in the extended loan terms.  Other than the new maturity date, the extended loan will have the same terms as those contained in the January 21, 2010 promissory note.

On March 31, 2011, Lantern Advisers, LLC and the Company agreed to extend through March 30, 2012 the term of an unsecured promissory note, originally delivered by the Company on April 1, 2010 and due on March 31, 2011.  Accrued but unpaid interest as of March 31, 2011, aggregating to $1,200, was similarly included in the extended loan terms.  Other than the new maturity date, the extended loan will have the same terms as those contained in the April 1, 2010 promissory note.

On March 11, 2011, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until March 10, 2012, at which time the entire unpaid principal balance of the promissory note will become due.

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

Dated: May 13, 2011

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 13, 2011