Form 10-Q
period 2011-06-30
POKER MAGIC INC
filed 2011-08-10
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 10, 2011 there were 11,132,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS

Current Assets
Cash	$2,964	$3,081
Total Current Assets	2,964	3,081

Total Assets	$2,964	$3,081

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$8,885	$8,823
Accrued royalty	270	270
Note payable related party – short-term	128,400	94,800
Interest payable	6,169	4,027

Total Current Liabilities	143,724	107,920

Long-Term Liabilities
Notes payable related party – long-term	23,744	11,200

Total Long-Term Liabilities	23,744	11,200

Total Liabilities	167,468	119,120

Commitments and contingencies
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 11,132,224 and 11,008,224 shares on June 30, 2011 and December 31, 2010, respectively.	11,132	11,008
Additional paid-in capital	738,208	714,332
Deficit accumulated during the development stage	(913,844)	(841,379)

Total Shareholders’ Deficit	(164,504)	(116,039)

Total Liabilities and Shareholders’ Deficit	$2,964	$3,081

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from January 10, 2006 (inception) through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenues	$-	$600	$-	$1,800	$12,375

Cost of Revenues	-	2,098	-	4,226	61,800

Gross Loss	-	(1,498)	-	(2,426)	(49,425)

Operating Expenses:
Selling, General and Administrative	28,895	24,951	64,179	62,330	848,309

Operating Loss	(28,895)	(26,449)	(64,179)	(64,756)	(897,734)

Other Income (Expense)
Interest income	-	-	-	-	2,203
Interest expense	(4,463)	(2,199)	(8,286)	(3,633)	(18,313)
Total Other Income (Expense)	(4,463)	(2,199)	(8,286)	(3,633)	(16,110)

Net Loss	$(33,358)	$(28,648)	$(72,465)	$(68,389)	$(913,844)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.11)

Weighted-average number of common shares outstanding	11,032,224	10,083,224	11,020,290	10,023,555	8,406,002

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from January 10, 2006 (inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(72,465)	$(68,389)	$(913,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	4,136	38,599
Impairment of inventory and intangible assets	-	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	-	134,341
Officers compensation expense paid in stock	24,000	24,000	182,000
Officers compensation expense as contributed capital	-	-	50,000
Changes in operating assets and liabilities:
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	62	(5,778)	8,885
Accrued royalty	-	90	270
Interest payable	8,286	3,633	18,313
Deferred revenue	-	(975)	-

Net cash used in operating activities	(40,117)	(43,283)	(465,994)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	40,000	40,000	140,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	40,000	40,000	485,958

Net increase (decrease) in cash	(117)	(3,283)	2,964

Cash, beginning of the period	3,081	5,464	-
Cash, end of the period	$2,964	$2,181	$2,964

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	6,144	-	12,144

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to June 30, 2011, the Company incurred a net loss of $913,844. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company, if at all.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended June 30, 2011	Three Months Ended June, 2010
Numerator: Net Loss	$(33,358)	$(28,648)
Denominator: Weighted-average number of common shares outstanding	11,032,224	10,083,224
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from January 10, 2006 (inception) to June 30, 2011
Numerator: Net Loss	$(72,465)	$(68,389)	$(913,844)
Denominator: Weighted-average number of common shares outstanding	11,020,290	10,023,555	8,406,002
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.11)

The 1,000,000 outstanding warrants at March 31, 2010 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for that period.  These warrants expired on May 27, 2010.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of both June 30, 2011 and December 31, 2010, $270 was owed to Select Video under this agreement.

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

On June 30, 2011, the Company issued 100,000 shares of common stock for officer compensation with a fair value of $12,000.

At June 30, 2011, a total of 11,132,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at June 30, 2011 and December 31, 2010.

At June 30, 2011, the Company had federal and state net operating loss carryforward of approximately $732,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTES PAYABLE RELATED PARTY – SHORT-TERM

On July 30, 2009, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12.0% per annum, and required that accrued interest be paid on a monthly basis until July 29, 2010, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $11,200 for a term of one year under the terms of the original promissory note which became due on July 29, 2011.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $12,544 for a term of one year under the terms of the original promissory note which will become due on July 29, 2012.

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

On May 1, 2010, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until April 30, 2011, at which time the entire unpaid principal balance of $20,000 together with the unpaid accrued interest of $2,400 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $22,400 for a term of one year under the terms of the original promissory note which will become due on April 30, 2012.

On August 1, 2010, Lantern Advisers, LLC loaned the Company $10,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until July 31, 2011, at which time the entire unpaid principal balance of $10,000 together with the unpaid accrued interest of $1,200 was due.  Lantern Advisers, LLC agreed to renew the unsecured term promissory note and interest payable of $11,200 for a term of one year under the terms of the original promissory note which will become due on July 31, 2012.

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

Total short-term related party notes at June 30, 2011 and December 31, 2010 were $128,400 and $94,800, respectively, and provided working capital for the Company.  Total long-term related party notes at June 30, 2011 and December 31, 2010 were $23,744 and $11,200, respectively.

NOTE 7—SUBSEQUENT EVENT

On July 15, 2011, Lantern Advisers, LLC loaned the Company $20,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 15, 2012, at which time the entire unpaid principal balance of the promissory note will become due.

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

For the three and six months ended June 30, 2011, we did not generate any revenues.  For the three and six months ended June 30, 2011, we also did not incur any revenue-related costs but did incur $28,895 and $64,179 in operating expenses, respectively.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of June 30, 2011, we had $2,964 in cash on hand and current liabilities of $143,724, which consist primarily of short-term notes payable and interest payable to related parties.  As of the date of this filing, we had approximately $14,500 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through September 2011.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to obtain additional financing prior to the end of September 2011.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three Months Ended
Item	6/30/11	6/30/10	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	$600	N/A	-%	(2.1)%
Cost of Revenues	-	2,098	N/A	-%	7.3%
Operating Expenses:
General Operating Expenses	745	694	7.3%	2.2%	2.4%
Legal and Accounting Expenses	16,150	12,257	31.8%	48.4%	42.8%
Executive Management Compensation in Stock	12,000	12,000	0%	36.0%	41.9%
Other Income (Expense)	(4,463)	(2,199)	103.0%	13.4%	7.7%
Net Loss	$33,358	$28,648	16.4%	100%	100%

As the table above demonstrates, during the three months ended June 30, 2011 and 2010, we had revenues of $0 and $600, respectively and incurred $0 and $2,098, respectively, in revenue-related costs.  During 2010, we had one contract with one client that utilized one weekend-only game. That contract terminated in December 2010.  Therefore, we anticipate lower, if any, revenues in fiscal 2011 compared to fiscal 2010.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

Our operating expenses increased 7.3% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to slight increases in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2011.

Our legal and accounting expenses increased 31.8% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant and remain stable with fiscal 2010 levels.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended
Item	6/30/11	6/30/10	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	$1,800	N/A	-%	(2.6)%
Cost of Revenues	-	4,226	N/A	-%	6.2%
Operating Expenses:
General Operating Expenses	906	1,238	(26.8)%	1.3%	1.8%
Legal and Accounting Expenses	39,273	37,092	5.9%	54.2%	54.2%
Executive Management Compensation in Stock	24,000	24,000	0%	33.1%	35.1%
Other Income (Expense)	(8,286)	(3,633)	128.1%	11.4%	5.3%
Net Loss	$72,465	$68,389	6.0%	100%	100%

As the table above demonstrates, during the six months ended June 30, 2011 and 2010, we had revenues of $0 and $1,800, respectively and incurred $0 and $4,226, respectively, in revenue-related costs.  During 2010, we had one contract with one client that utilized one weekend-only game. That contract terminated in December 2010.  Therefore, we anticipate lower, if any, revenues in fiscal 2011 compared to fiscal 2010.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

Our operating expenses decreased 26.8% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to reductions in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2011.

Our legal and accounting expenses increased 5.9% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant and remain stable with fiscal 2010 levels.

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

Finally, we anticipate that the portion of our selling, general and administrative expenses relating to general operations and the marketing of our Winner’s Pot Poker game to casinos and gaming establishments will increase during the remainder of fiscal 2011.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2011	2010
Cash flows provided (used) by :
Operating activities	$(40,117)	$(43,283)
Investing activities	-	-
Financing activities	40,000	40,000
Net increase (decrease) in cash	(117)	(3,283)
Cash, beginning of period	3,081	5,464
Cash, end of period	$2,964	$2,181

The increase in cash used in operating activities was primarily the result of additional short-term notes issued to finance ongoing operations.  As of June 30, 2011, we had $2,964 cash on hand and current liabilities of $143,724 which primarily consists of accounts payable, short-term notes payable and interest payable.  As of the date of this filing, our management believes we have sufficient capital to continue operations through September 2011.  Thereafter, we expect we will require additional capital.  In the past, the Company has primarily raised capital through loans with related parties, and we expect this trend to continue.  If we are unable to obtain additional financing from related parties when needed or are unable to secure financing from other sources, we may be required to abandon our business or our status as a public reporting company.

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

Revenues

As indicated above, from inception through June 30, 2011 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of several casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements.  To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey, Nevada, and Oklahoma.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall increased in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 and are expected to remain stable throughout the remainder of 2011.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2011.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

We have yet to obtain the final licensure required in Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts to date.  In addition, we anticipate expanding our present marketing efforts in Oklahoma tribal nations during 2011.  In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (expired in January 2011)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Registration with the Nevada Gaming Commission as a publicly traded company

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Minnesota; and

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Oklahoma.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through September 2011.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to September 2011.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of June 30, 2011, we had an accumulated deficit of approximately $913,844. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011, we issued a total of 100,000 shares of common stock to our Chief Executive Officer (50,000 shares) and Chief Financial Officer (50,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(5) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 5.  Other Information.

On July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company),  loaned the Company $20,000 under terms and conditions set forth in an unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 15, 2011, at which time the entire unpaid principal balance of the promissory note will become due.

Lantern Advisors and the Company also agreed to extend the maturity dates of the following outstanding unsecured promissory notes, in the following principal amounts and with the below-identified accrued but unpaid interest:

•
May 1, 2010 promissory note originally due April 30, 2011, with an outstanding principal amount of $20,000, plus accrued but unpaid interest aggregating to $2,400 as of May 1, 2011 (the extension date);

•
July 30, 2009 promissory note originally due July 29, 2010, with an outstanding principal amount of $11,200, plus accrued but unpaid interest aggregating to $1,344 as of July 29, 2011 (the extension date); and

•
August 1, 2010 promissory note originally due on July 31, 2011, with an outstanding principal amount of $10,000, plus accrued but unpaid interest aggregating to $1,200 as of July 31, 2011 (the extension date).

Other than the new maturity dates, the extended loans will have the same terms as those contained in the original promissory notes.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: August 10, 2011

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 10, 2011