Form 10-Q
period 2011-09-30
POKER MAGIC INC
filed 2011-11-09
CIK 1425355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 9, 2011 there were 11,180,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Poker Magic, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS

Current Assets
Cash	$10,036	$3,081
Total Current Assets	10,036	3,081

Total Assets	$10,036	$3,081

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$7,910	$8,823
Accrued royalty	270	270
Note payable related party – short-term	183,502	94,800
Interest payable	-	4,027

Total Current Liabilities	191,682	107,920

Long-Term Liabilities
Notes payable related party – long-term	-	11,200

Total Long-Term Liabilities	-	11,200

Total Liabilities	191,682	119,120

Commitments and contingencies
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 11,180,224 and 11,008,224 shares on September 30, 2011 and December 31, 2010, respectively.	11,180	11,008
Additional paid-in capital	750,160	714,332
Deficit accumulated during the development stage	(942,986)	(841,379)

Total Shareholders’ Deficit	(181,646)	(116,039)

Total Liabilities and Shareholders’ Deficit	$10,036	$3,081

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from January 10, 2006 (inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Revenues	$-	$600	$-	$2,400	$12,375

Cost of Revenues	-	2,098	-	6,324	61,800

Gross Loss	-	(1,498)	-	(3,924)	(49,425)

Operating Expenses:
Selling, General and Administrative	23,952	23,202	88,131	85,532	872,261

Operating Loss	(23,952)	(24,700)	(88,131)	(89,456)	(921,686)

Other Income (Expense)
Interest income	-	-	-	-	2,203
Interest expense	(5,190)	(2,624)	(13,476)	(6,257)	(23,503)
Total Other Income (Expense)	(5,190)	(2,624)	(13,476)	(6,257)	(21,300)

Net Loss	$(29,142)	$(27,324)	$(101,607)	$(95,713)	$(942,986)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.11)

Weighted-average number of common shares outstanding	11,132,224	10,233,224	11,058,012	10,094,213	8,562,066

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from January 10, 2006 (inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(101,607)	(95,713)	(942,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	6,204	38,599
Impairment of inventory and intangible assets	-	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	-	134,341
Officers compensation expense paid in stock	36,000	36,000	194,000
Officers compensation expense as contributed capital		-	50,000
Changes in operating assets and liabilities:
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	(913)	(2,751)	7,910
Accrued royalty	-	120	270
Interest payable	13,475	6,257	23,502
Deferred revenue	-	(975)	-

Net cash used in operating activities	(53,045)	(50,858)	(478,922)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	60,000	50,000	160,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	60,000	50,000	505,958

Net increase (decrease) in cash	6,955	(858)	10,036

Cash, beginning of the period	3,081	5,464	-
Cash, end of the period	$10,036	4,606	$10,036

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	17,502	1,200	23,502

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to September 30, 2011, the Company incurred a net loss of $942,986. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company, if at all.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Numerator: Net Loss	$(29,142)	(27,324)
Denominator: Weighted-average number of common shares outstanding	11,132,224	10,233,224
Basic and diluted net loss per common share	$(0.00)	(0.00)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from January 10, 2006 (inception) to September 30, 2011
Numerator: Net Loss	$(101,607)	$(95,713)	$(942,986)
Denominator: Weighted-average number of common shares outstanding	11,058,012	10,094,213	8,562,066
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.11)

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

As of both September 30, 2011 and December 31, 2010, $270 was owed to Select Video under this agreement.

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

On September 30, 2011, the Company issued 48,000 shares of common stock for officer compensation with a fair value of $12,000.

At September 30, 2011, a total of 11,180,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions.  As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses.   There are no uncertain tax positions at September 30, 2011 and December 31, 2010.

At September 30, 2011, the Company had federal and state net operating loss carryforward of approximately $898,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTES PAYABLE RELATED PARTY – SHORT-TERM

On July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company $20,000 under terms and conditions set forth in an unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until July 15, 2012, at which time the promissory note becomes due.

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of $5,000 together with the unpaid accrued interest of $569 (accrued at 12% per annum) became due and payable.  Messrs. Polinsky and Geraci both agreed to renew the unsecured term promissory notes and interest payable of $5,569 each on September 30, 2011 for a term of six months.  The promissory notes have the same terms as those contained in the original promissory notes and have a maturity date of March 31, 2011.

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due.  On September 30, 2011, Lantern Advisers and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364.  The new promissory note has the same terms as those contained in the original promissory notes and has a maturity date of March 31, 2012.

Total short-term related party notes at September 30, 2011 and December 31, 2010 were $183,502 and $94,800, respectively, and provided working capital for the Company.  Total long-term related party notes at September 30, 2011 and December 31, 2010 were $0 and $11,200, respectively.

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

The foregoing list is not exhaustive.  In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Poker Magic, Inc. or any other person that our objectives, plans, expectations or projections contained in this filing will be achieved in any specified time frame, if ever.

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

For the three and nine months ended September 30, 2011, we did not generate any revenues.  For the three and nine months ended September 30, 2011, we also did not incur any revenue-related costs but did incur $23,952 and $88,131 in operating expenses, respectively.  Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses.  The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of September 30, 2011, we had $10,036 in cash on hand and current liabilities of $191,682, which consist primarily of short-term notes payable to related parties.  As of the date of this filing, we had approximately $10,385 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through December 2011.  Thereafter, we expect we will require additional capital.  If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to obtain additional financing prior to the end of December 2011.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	Three Months Ended
Item	9/30/11	9/30/10	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	$600	N/A	-%	(2.2)%
Cost of Revenues	-	2,098	N/A	-%	7.7%
Operating Expenses:
General Operating Expenses	617	951	(35.0)%	2.1%	3.5%
Legal and Accounting Expenses	11,335	10,251	10.6%	38.9%	37.5%
Executive Management Compensation in Stock	12,000	12,000	-%	41.2%	43.9%
Other Income (Expense)	(5,190)	(2,624)	97.8%	17.8%	9.6%
Net Loss	$(29,142)	$(27,324)	6.7%	100%	100%

As the table above demonstrates, during the three months ended September 30, 2011 and 2010, we had revenues of $0 and $600, respectively, and incurred $0 and $2,098, respectively, in revenue-related costs.  During 2010, we had one contract with one client that utilized one weekend-only game. That contract terminated in December 2010.  Therefore, we anticipate lower, if any, revenues in fiscal 2011 compared to fiscal 2010 since we have thus far been unable to secure any additional contracts with clients.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

Our operating expenses increased 6.7% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to slight increases in operating and legal, accounting and general operating expenses.  We expect these expenses will remain stable throughout the remainder of 2011.

Our legal and accounting expenses increased 10.6% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant and remain stable with fiscal 2010 levels.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended
Item	9/30/11	9/30/10	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	$2,400	N/A	-%	(2.5)%
Cost of Revenues	-	6,324	N/A	-%	6.6%
Operating Expenses:
General Operating Expenses	1,524	2,189	(30.4)%	1.5%	2.3%
Legal and Accounting Expenses	50,607	47,343	6.9%	49.8%	49.5%
Executive Management Compensation in Stock	36,000	36,000	-%	35.4%	37.6%
Other Income (Expense)	(13,476)	(6,257)	115.4%	13.3%	6.5%
Net Loss	$(101,607)	$(95,713)	6.2%	100%	100%

As the table above demonstrates, during the nine months ended September 30, 2011 and 2010, we had revenues of $0 and $2,400, respectively and incurred $0 and $6,324, respectively, in revenue-related costs.  During 2010, we had one contract with one client that utilized one weekend-only game. That contract terminated in December 2010.  Therefore, we anticipate lower, if any, revenues in fiscal 2011 compared to fiscal 2010.  Our cost of revenues primarily include advertising, amortization, and royalty expenses.

Our operating expenses increased 3.0% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to our external reporting costs related to compliance with XBRL tagging of our financial statements.  We expect these expenses will remain stable throughout the remainder of 2011.

Our legal and accounting expenses increased 6.9% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant and remain stable with fiscal 2010 levels.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2011	2010
Cash flows provided (used) by :
Operating activities	$(53,045)	$(50,858)
Investing activities	-	-
Financing activities	60,000	50,000
Net increase (decrease) in cash	6,955	(858)
Cash, beginning of period	3,081	5,464
Cash, end of period	$10,036	$4,606

The increase in cash used in operating activities was primarily the result of additional short-term notes issued to finance ongoing operations.  As of September 30, 2011, we had $10,036 cash on hand and current liabilities of $191,682 which primarily consists of accounts payable and short-term notes payable and interest payable.  As of the date of this filing, our management believes we have sufficient capital to continue operations through December 2011.  Thereafter, we expect we will require additional capital.  In the past, the Company has primarily raised capital through loans with related parties, and we expect this trend to continue.  If we are unable to obtain additional financing from related parties when needed or are unable to secure financing from other sources, we may be required to abandon our business or our status as a public reporting company.

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

Revenues

As indicated above, from inception through September 30, 2011 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall increased in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 and are expected to remain stable throughout the remainder of 2011.  However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2011.  Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through December 2011.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to December 2011.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of September 30, 2011, we had an accumulated deficit of $942,986. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2011, we issued a total of 48,000 shares of common stock to our Chief Executive Officer (24,000 shares) and Chief Financial Officer (24,000 shares) for officer compensation.  The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) or 4(5) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act.  In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 5.  Other Information.

On July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an office and director of the Company), loaned the Company $20,000 under terms and conditions set forth in an unsecured term promissory note.  The promissory note provided for simple interest to accrue on the unpaid balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis.  This note was combined with the September 30, 2011 Lantern note described in the last paragraph of this item.

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of $5,000 together with the unpaid accrued interest of $569 (accrued at 12% per annum) became due and payable.  Messrs. Polinsky and Geraci both agreed to renew the unsecured term promissory notes and interest payable of $5,569 each on September 30, 2011 for a term of six months.  The promissory notes have the same terms as those contained in the original promissory notes and have a maturity date of March 31, 2011.

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due.  On September 30, 2011, Lantern Advisers and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364.  The new promissory note has the same terms as those contained in the original promissory notes and has a maturity date of March 31, 2012.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Promissory Note with Lantern Advisers, LLC, dated September 30, 2011
10.2	Promissory Note with Joseph A. Geraci, II, dated September 30, 2011
10.3	Promissory Note with Douglas Polinsky, dated September 30, 2011
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: November 9, 2011

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 9, 2011