Form 10-K
period 2011-12-31
POKER MAGIC INC
filed 2012-02-29
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission File Number 0-16686

POKER MAGIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State of incorporation)	(I.R.S. Employer Identification No.)

130 West Lake Street, Suite 300 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 473-3442

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2011 was approximately $698,000, based on the closing sales price of $0.12 per share as reported on the OTCBB. As of February 29, 2012, there were 11,480,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

Our goal is essentially to capture a small piece of the U.S. gaming market, and research opportunities to break into expanding international markets. Currently, there are approximately 1,500 casinos and gaming facilities, including pari-mutuel, casino-cruises, dog tracks, racinos and horse tracks, in operation in 47 states within the United States (latest information available, World Casino Directory). Legalized gaming has undergone tremendous growth and recent declines, with the gaming industry producing gross revenues of $30.74 billion in 2009 (the most recent year for which American Gaming Association statistics are available).

Gaming in other countries has also generally been increasing. In Canada, for example, over 100 casinos are in operation and this number is presently increasing. Similarly, new gaming establishments within South American countries, particularly Argentina, Chile and Peru, have recently opened. Central American countries are also expanding their gaming operations with the majority of casinos located in Costa Rica, a very popular tourist destination.

Despite the recent year-over-year and historical increases and the expansion of table gaming into new states, the recent poor state of the general economy in the United States has negatively impacted consumer willingness to spend on entertainment and other discretionary items, including gaming, until recently.  According to the 2010 American Gaming Report, revenues at more than 480 gaming halls increased nearly 1% in 2010 for the first time in three years but still remained significantly lower than 2007 and 2008 levels. Unfortunately, gaming-related employment in the United States fell during the same time period with an estimated 4,300 jobs lost, or approximately 1.3%, yet still accounted for over 340,000 jobs and $7.59 billion in direct gaming taxes. Compared to 2009, Nevada’s 2010 casino gaming revenues remained stable while New Jersey posted the largest annual decline. (AGA State of the States 2011).

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

Regulation

To date, our licensing efforts have been focused on entering into such agreements with casinos and gaming establishments in New Jersey, Nevada and Minnesota. On August 22, 2007, the New Jersey Casino Control Commission adopted temporary regulations governing the Winner’s Pot Poker game.   From January 23, 2009 through July 24, 2010, the New Jersey Casino Control Commission approved our petition to continue conducting business with Bally’s while the issuance of the final license was underway. On July 16, 2010, the Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place. The license related to our petition expired in January 2011. Due to the loss of our one customer and related revenue, we continue to assess our renewal options.  It is, however, extremely difficult to anticipate how much success we will have in our efforts to license our games to establishments other than Bally’s Park Place, if any at all, and thereby generate additional revenues since our license agreement with Bally’s has terminated.

We have yet to obtain the final licensure required in Nevada and Minnesota, which jurisdictions have been the focus of our marketing efforts to date. In the event we are successful in entering one or more of these markets, we expect that we will require at least the following licenses, registrations and approvals to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (described above)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Registration with the Nevada Gaming Commission as a publicly traded company

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota; and

•	Approval from the applicable Tribal Councils permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments located in tribal lands in Minnesota.

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

The New Jersey Commission approved our petition to conduct business as a licensed casino service industry supplier with Bally’s Park Place on July 16, 2010, and this license expired in January 2011. We continue to assess our renewal options as we seek new customers in New Jersey.

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

The Company was founded as a Minnesota corporation in January 2006. As a result, we have no significant operating history upon which to evaluate our likelihood of success. To date, we have had only one customer, Bally’s Park Place, Inc., license our Winner’s Pot Poker game. Bally’s began use of one full-week unit of our Winner’s Pot Poker game in June 2008 on a month-to-month basis; added a weekend-only unit in early 2009 and then transitioned use of the full-week unit to a second weekend-only unit in July 2009; and then, effective December 2010, terminated their use of both weekend-only units. Due to our lack of a significant operating history, you should consider our business in light of all of the risks and uncertainties inherent in establishing a new business. Our results of operations for the years ended December 31, 2011 and 2010 reflect net losses of $126,847 and $148,550, respectively. Ultimately, our operations may not be successful, and we may be unable to generate sufficient revenues or achieve profitability.

We will need to raise additional capital in the near future to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

We will require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that our current cash is sufficient to continue operations through March 2012. Our operations, as currently conducted and anticipated to be conducted, generate costs related to the marketing of our current products, and ongoing consulting, legal and accounting expenses. Even if we successfully benefit from future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

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

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2011, we had an accumulated shareholders’ deficit of approximately $968,000. We did not generate revenues during 2011 since revenues from our one customer discontinued as of December 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Before we can offer our games and any gaming-related services in any jurisdiction, applicable gaming authorities in such jurisdiction typically conduct a licensing process that includes a substantive review of our planned games and services as well as background checks and character evaluations of both the Company and its principal shareholders, officers, directors, and key employees. Even if we are able to create and offer commercially viable games or services, we may be unable to ultimately obtain required licenses in any jurisdiction.

Before our games may be played at any gaming facilities (other than during any testing period permitted by applicable regulations), we and our games, and any gaming-related services we offer, must be licensed by the appropriate gaming authority or authorities. Generally, the process for licensure in the various states is complex and time consuming, and there is no guarantee that we or our games and services will be approved. Furthermore, the financial situation of the Company, as well as the backgrounds of its officers, directors, key employees, and shareholders holding five percent or more of our capital stock will also be reviewed as part of the licensing process. We have little control over the outcome of any license-application process, and our failure or the failure of any of the other above-indicated licensees, for any reason, to obtain licenses that may be necessary for operation in any state or states would likely have a negative impact on our business and prospects. Moreover, any approval of one of our games (or services) does not ensure that we will later be able to receive the necessary licenses for future games or services that we may develop.

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

The United States experienced a significant economic slowdown from 2008 through 2010 with national unemployment figures hovering close to 10% and continues to experience high unemployment.

Although Nevada saw modest improvement in gaming revenues in 2010, we believe that the relatively high unemployment, instability in the domestic housing markets and uncertainties about domestic and international economics will continue to inhibit consumers’ discretionary spending on entertainment in general and gaming-related activities during 2012. As a consequence, we also expect that casinos and other gaming establishments generally will still be less interested in expanding the range and number of games offered in their venues. If poor or uncertain economic conditions persist, it is possible that our efforts to generate interest in our Company’s games will be adversely affected and, ultimately, may not succeed. In such case, we will likely be unable to place our games in the significant number of venues required for us to attain profitability and our entire business and viability may be threatened.

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

Our officers and directors collectively possess beneficial ownership of 5,025,500 shares of our common stock, as noted in our Item 12 table, which currently represents approximately 43.8% of our common stock. As a result, our directors and officers, together with other significant shareholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY

Not applicable.

 PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “POKR.OB.” The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2011 and 2010. The Company’s common shares did not begin trading on the OTC Bulletin Board until May 2009. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Market Price (High/Low)	Market Price (High/Low)
For the Fiscal Year	2011	2010
First Quarter	$0.06 – 0.91	$0.02 - 0.25
Second Quarter	$0.11 – 0.50	$0.08 – 0.51
Third Quarter	$0.08 – 0.25	$0.01 – 0.08
Fourth Quarter	$0.02 – 0.25	$0.06

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, Poker Magic, Inc. had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement” (as defined in Item 201 of Regulation S-K). Furthermore, as of the date of this filing, the Company is not a party to any equity compensation plan, nor is the Company obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

Recent Sales of Unregistered Securities

On March 31, June 30, September 30, and December 31, 2011, we issued shares of common stock to our Chief Executive Officer (aggregating to 236,000 shares) and Chief Financial Officer (aggregating to 236,000 shares) for officer compensation. The Company offered and sold the shares in reliance on the exemption from registration set forth in Sections 4(2) and 4(5) (formerly Section 4(6)) of the Securities Act of 1933. In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers of the Company. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Results of Operations

Item	2011	2010	% Change (Year Over Year)	% of 2011 Net Loss	% of 2010 Net Loss
Revenues	$-	3,000	N/A	-%	(2.1)%
Cost of Revenues	-	12,111	N/A	-%	8.2%
Operating Expenses:
General Operating Expenses	2,123	5,648	(62.4)%	1.7%	3.8%
Legal and Accounting Expenses	57,742	64,637	(10.7)%	45.5%	43.5%
Executive Management Compensation in Stock	48,000	60,000	(20.0)%	37.8%	40.4%
Other Income (Expense)	(18,982)	(9,154)	107.4%	15.0%	6.2%
Net Loss	$(126,847)	(148,550)	(14.6)%	N/A	N/A

As the table above demonstrates, during 2011 and 2010 we had revenues of $0 and $3,000, respectively, and incurred $0 and $12,111, respectively, in revenue-related costs. During 2010, we had one contract with one client. That contract terminated in December 2010. Our cost of revenues during 2010 primarily included advertising, amortization, and royalty expenses.

During both 2011 and 2010, we were focused primarily on efforts to (i) ensure temporary regulatory approval and compliance of the Winner’s Pot Poker game, and (ii) obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

During 2011 and 2010, we incurred selling, general and administrative expenses aggregating to $107,865 and $130,285, respectively, a decrease of 17.2%. A discussion of the various components of our general and administrative expenses for 2011 and 2010 appears below.

General Operating Expenses. Our general operating expenses, which primarily include consulting, stock transfer fees, travel and miscellaneous office supply expenses, decreased from $5,648 for the year ended December 31, 2010 to $2,123 for the year ended December 31, 2011 due to a decrease in consulting fees.

Legal and Accounting Expenses. Our legal and accounting expenses decreased from $64,637 in 2010 to $57,742 in 2011, or 10.7%. This decrease was due to continued efficiency and cost-saving measures. As we continue to seek gaming regulatory compliance and licenses, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, our Sarbanes-Oxley compliance efforts, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will constitute the majority of our general operating expenses during fiscal 2012.

Executive Management Compensation. Executive management compensation aggregated to $48,000 of share issuance, for the year ended December 31, 2011 compared to $60,000 for the year ended December 31, 2010. We presently expect that compensation expense arising from share issuances to our executive management in fiscal 2012 will remain consistent with our fiscal 2011 as we plan to continue to issue shares in lieu of cash payment for the services they render to the Company in their executive capacities.

Interest expense for the year ended December 31, 2011 was $18,982 compared to $9,154 for the year ended December 31, 2010. The significant increase in our interest expense in fiscal 2011 is attributed to the short-term notes utilized to finance the Company’s operations. We anticipate our interest expense to increase in fiscal 2012 as the short-term notes are renewed and additional notes issued to continue funding the Company’s operations while we seek other sources of income and funding.

For the year ended December 31, 2010, our net loss was $148,550 compared to our net loss of $126,847 for the year ended December 31, 2011, a decrease of 14.6%. As indicated in the table above, this decrease is attributable to reductions in our selling, general and administrative expenses as previously discussed.

Our officer compensation expense in both fiscal years 2011 and 2010 was in stock issuance. Our consultant expense in both fiscal years 2011 and 2010 was a combination of cash payments and stock issuance. We anticipate that compensation expense in fiscal 2012 for executive management to be in the form of shares and consultant service compensation to be a combination of cash payments and issuance of shares. We also anticipate both compensation expense for our executive management and consultant service compensation levels in 2012 to remain stable with fiscal 2011 levels. Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to continue to rely on services provided by consultants.

We anticipate that our professional expenses will remain stable during fiscal 2012 as we gained process efficiencies in both 2011 and 2010 which minimized our professional expenses to the extent feasible. Nevertheless, as we seek gaming regulatory compliance and licenses, we anticipate incurring additional expenses relating to the applications, licensing and compliance process. In fact, we expect that any future revenues we gain from licenses obtained in 2012 will be offset by expenses relating to the application, licensing and compliance process.

Liquidity and Capital Resources

The net loss for 2011 was $126,847 or $0.01 per share, compared with a loss in 2010 of $148,550 or $0.01 per share.

Summary cash flow data is as follows:

	Year Ended December 31,
	2011	2010

Cash flows provided (used) by :
Operating activities	$(65,264)	$(62,383)
Investing activities	-	-
Financing activities	85,000	60,000
Net increase (decrease) in cash	19,736	(2,383)
Cash, beginning of period	3,081	5,464
Cash, end of period	$22,817	$3,081

The increase in cash used in operating activities was primarily the result of an increase in interest expense and reduction of our accounts payable offset by a reduction in our officers’ compensation and overall operating expenses.

As of December 31, 2011, we had $22,817 cash on hand and current liabilities of $217,703, of which $214,009 is notes and interest payable to Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company) and to Douglas Polinsky and Joseph A. Geraci, II for personal loans to the Company. As of the date of this filing, our management believes we have sufficient capital to continue operations through March 2012.  Thereafter, we expect we will require additional capital for operations and to repay related party debt.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

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

Revenues

As indicated above, from inception through December 31, 2011 (and presently), the Company has been primarily focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Since approximately May 2006, we have also been focused on securing Winner’s Pot Poker licensing arrangements with various other casinos and gaming establishments. In particular, our management has met with the management or representatives of numerous casinos or gaming establishments during the past year in an effort to secure additional licensing arrangements. To date, our licensing efforts have been primarily focused on entering into such agreements with casinos and gaming establishments in Minnesota, New Jersey and Nevada.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased in 2011 over 2010 and are expected to remain stable in 2012. However, we expect to make applications and seek gaming regulatory compliance and licenses that will increase that component of our selling, general and administrative expenses for 2012. Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

Regulation

Currently, we have yet to obtain the final licensure required in the states of Nevada, New Jersey and Minnesota, which jurisdictions have been the focus of our marketing efforts thus far. In particular, we expect that we will require at least the following licenses, registrations and approvals in the near future to permit us to license our gaming products to casinos and gaming establishments in the relevant jurisdictions:

•	Casino service industry (CSI) supplier license issued by the New Jersey Casino Control Commission (which license would be more broad and flexible than the current transactional waiver which the Company has thus far secured from the New Jersey Casino Control Commission)

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units (i.e., table layouts) to casinos and gaming establishments in Nevada, issued by the Nevada State Gaming Control Board

•	Distribution licenses permitting us to distribute Winner’s Pot Poker game units to casinos and gaming establishments in Minnesota; and

•	Registration with the Nevada Gaming Commission as a publicly traded company.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through March 2012.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to March 2012.

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

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2011 or 2012. Given the Company’s business model, investment in capital resources is not required beyond inventory of its game, which is produced in small quantities on an as-needed basis once a license agreement has been executed.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of December 31, 2011, we had an accumulated deficit of $968,226. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations and repay related party debt. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item	Page
Report of Independent Registered Public Accounting Firm on Financial Statements	19
Balance Sheets – December 31, 2011 and December 31, 2010	20
Statements of Operations – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011	21
Statements of Shareholders’ Equity (Deficit) – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011	22
Statements of Cash Flows – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011	29
Notes to Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Poker Magic, Inc.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Poker Magic, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poker Magic, Inc. as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended and the period from January 10, 2006 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 7 to the financial statements, the company has incurred net loss during the development stage and required additional working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 as well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

February 29, 2012

Poker Magic, Inc.

(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash	$22,817	$3,081

Total Current Assets	22,817	3,081

Total Assets	$22,817	$3,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$3,075	$8,823
Accrued Royalty	619	270
Notes Payable Related Party – short-term	213,675	94,800
Interest Payable	334	4,027

Total Current Liabilities	217,703	107,920

Long-Term Liabilities
Notes Payable Related Party – long-term	-	11,200

Total Long-Term Liabilities	-	11,200

Total Liabilities	217,703	119,120

Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 11,480,224 and 11,008,224 shares.	11,480	11,008
Additional Paid-in Capital	761,860	714,332
Deficit Accumulated During the Development Stage	(968,226)	(841,379)

Total Shareholders’ Deficit	(194,886)	(116,039)

Total Liabilities and Shareholders’ Deficit	$22,817	$3,081

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 10, 2006 (inception) to December 31, 2011
Revenues	$-	$3,000	$12,375

Cost of Revenue	-	12,111	61,800

Gross Loss	-	(9,111)	(49,425)

Operating Expenses:
Selling, General and Administrative	107,865	130,285	891,995

Operating Loss:	(107,865)	(139,396)	(941,420)

Other Income (Expense)
Interest Income	-	-	2,203
Interest Expense	(18,982)	(9,154)	(29,009)
Total Other Income (Expense)	(18,982)	(9,154)	(26,806)

Net Loss	$(126,847)	$(148,550)	$(968,226)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.11)

Weighted-average number of common shares outstanding	11,088,816	10,179,662	8,638,025

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

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

Poker Magic, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010 and for the

Period from January 10, 2006 (inception) to December 31, 2011

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for consulting services at $0.06 per share on December 31, 2010 based on value of services rendered	175,000	$175	$10,325	$-	$-	$10,500

Net Loss	-	-	-	-	(148,550)	(148,550)

Balance as of December 31, 2010	11,008,224	11,008	714,332	-	(841,379)	(116,039)

Issuance of common stock for officers compensation at $0.50 per share on March 31, 2011 based on value of services rendered	24,000	24	11,976	-	-	12,000

Issuance of common stock for officers compensation at $0.12 per share on June 30, 2011 based on value of services rendered	100,000	100	11,900	-	-	12,000

Issuance of common stock for officers compensation at $0.25 per share on September 30, 2011 based on value of services rendered	48,000	48	11,952	-	-	12,000

Issuance of common stock for officers compensation at $0.04 per share on December 31, 2011 based on value of services rendered	300,000	300	11,700	-	-	12,000

Net Loss	-	-	-	-	(126,847)	(126,847)

Balance as of December 31, 2011	11,480,224	$11,480	$761,860	$-	$(968,226)	$(194,886)

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 10, 2006 (inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(126,847)	$(148,550)	$(968,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	7,582	38,599
Impairment of inventory and intangible assets	-	4,379	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	10,500	134,341
Officers compensation expense paid in stock	48,000	60,000	206,000
Officers compensation expense as contributed capital	-	-	50,000
Changes in operating assets and liabilities:
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	(5,748)	(4,623)	3,075
Accrued royalty	349	150	619
Interest payable	18,982	9,154	29,009
Deferred revenue	-	(975)	-

Net cash used in operating activities	(65,264)	(62,383)	(491,141)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	85,000	60,000	185,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	85,000	60,000	530,958

Net increase (decrease) in cash	19,736	(2,383)	22,817

Cash, beginning of the period	3,081	5,464	-
Cash, end of the period	$22,817	$3,081	$22,817

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	22,675	6,000	28,675

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Inventory

Poker table felt inventory was valued using the lower of cost (first-in, first-out method) or market. For the year ended December 31, 2010, the Company reported an impairment expense of $1,621 which is included in cost of revenue on the Statement of Operations. At December 31, 2011 and 2010, the inventory was valued at $0.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable and notes payable approximate fair value due to their relatively short maturities.

Intangible assets

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video, Inc. Three patents were acquired as a part of the March 10, 2006 purchase. The patents are stated at cost and are amortized on a straight-line basis over 60 months. Amortization expense was $0, $7,582 and $38,599 for the years ended December 31, 2011 and 2010 and the period from January 10, 2006 (inception) to December 31, 2011, respectively. In December 2010, the Company wrote-off the remaining intangible asset value of $2,758 due to the loss of the Company’s only customer. The expense is included in cost of revenue on the Statement of Operations.

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

Revenue recognition

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured. All revenue for the year ended December 31, 2010 and the period from January 10, 2006 (inception) to December 31, 2011 was generated from one customer. Revenues generated from the licensing of the Winner’s Pot Poker game in New Jersey are not subject to sales and use tax although filing of an annual return is required and completed.

Advertising

Advertising costs are charged to expense when incurred. Advertising costs were $0, $0 and $14,964, respectively, for the years ended December 31, 2011 and 2010 and the period from January 10, 2006 (inception) to December 31, 2011.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 10, 2006 (inception) to December 31, 2011
Numerator: Net Loss	$(126,847)	$(148,550)	$(968,226)
Denominator: Weighted-average number of common shares outstanding	11,088,816	10,179,662	8,638,025
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.11)

At December 31, 2011 and 2010, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At December 31, 2011 and December 31, 2010, $619 and $270 were owed to Select Video under this agreement.

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

On May 28, 2008, the Company raised cash of $250,000 at $0.25 per share through the issuance of 1,000,000 shares of common stock together with a warrant, classified as permanent equity, to purchase up to 1,000,000 shares of common stock, which was immediately exercisable.  The warrants did not possess any embedded derivative features. The exercise price was $0.25 per share if purchased within six months of issuance.  The exercise price increased to $0.425 for months seven through twelve (after the date of issuance) and to $0.50 after twelve months.  The warrant expired on May 27, 2010.

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

On December 31, 2011, the Company issued 300,000 shares of common stock for officer compensation with a fair value of $12,000.

At December 31, 2011, a total of 11,480,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company is subject to the accounting standard for uncertainty in income tax provisions. As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. The tax years that remain subject to examination by major tax jurisdictions currently are Federal 2009-2011 and State of Minnesota 2009-2011. The net operating loss carryforwards are subject to examination until they expire.

At December 31, 2011, the Company had federal and state net operating loss carryforward of approximately $919,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. The Company’s deferred tax asset is the net operating loss carryforward and the difference in patent amortization expense. The Company has established a valuation allowance of $390,000 and $328,000 at December 31, 2011 and 2010, respectively, against its deferred tax assets due to uncertainty surrounding the realization of such assets. The change in valuation allowance for the years ended December 31, 2011 and 2010 was $62,000 and $51,000, respectively, and for the period ended January 10, 2006 (inception) to December 31, 2011 was $390,000. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Reconciliation between the federal statutory rate and the effective tax rates is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from January 10, 2006 (inception) to December 31, 2011
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Valuation Allowance	40.0	40.0	40.0
Effective tax rate	0.0%	0.0%	0.0%

NOTE 6—NOTES PAYABLE RELATED PARTY – SHORT-TERM

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note. The promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and require that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of $5,000 together with the unpaid accrued interest of $569 (accrued at 12% per annum) became due and payable. Messrs. Polinsky and Geraci both agreed to renew the unsecured term promissory notes and interest payable totalling $11,139 on September 30, 2011 for a term of six months. The promissory notes have the same terms as those contained in the original promissory notes and have a maturity date of March 31, 2012.

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due. On September 30, 2011, Lantern Advisers and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364. The new promissory note had the same terms as those contained in the original promissory notes and had a maturity date of March 31, 2012. On December 30, 2011, Lantern Advisers, LLC loaned the Company an additional $25,000 under terms and conditions set forth in an unsecured term promissory note. The Company consolidated this promissory note with the promissory note referenced above with a principal amount of $172,364 and unpaid interest of $5,172 for a new promissory note in the amount of $202,536. The new unsecured promissory note has the same terms as those contained in the original promissory notes and has a maturity date of June 30, 2012.

Total short-term related party notes at December 31, 2011 and December 31, 2010 were $213,675 and $94,800, respectively, and provided working capital for the Company. Total long-term related party notes at December 31, 2011 and December 31, 2010 were $0 and $11,200, respectively. The Company incurred interest expense associated with the related party notes of $18,982, $9,154 and $29,009 for the years ended December 31, 2011 and 2010 and for the period from January 10, 2006 (inception) to December 31, 2011, respectively.

NOTE 7— GOING CONCERN; MANAGEMENT’S PLAN TO FINANCE WORKING CAPITAL NEEDS

The Company incurred net losses of $126,847, $148,550, and $968,226 for the years ended December 31, 2011 and 2010 and for the period from January 10, 2006 (inception) to December 31, 2011, respectively, along with negative cash flows from operating activities.  The Company anticipates increased expenditures in 2012 relating to the marketing its Winner’s Pot Poker game, additional regulatory approvals, costs related to potential mergers and acquisitions in similar or diverse industries, and legal and accounting expenses to comply with the requirements of a public reporting company.   Because of the anticipated increase in expenditures and continued lack of customers or sources of revenue, the Company expects their net loss in fiscal 2012 to exceed the net loss in fiscal 2011. As of the date of filing of this report, the Company had $22,817 cash on hand and current liabilities of $234,400, the majority of which is short-term notes and interest payable.   The Company estimates that it will need approximately $95,000 of cash over the next 12 months to continue operations, at their current level, through 2012.

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

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process. Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness. Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	52	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	42	Director and Chief Financial Officer

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

Joseph A. Geraci, II was a co-founder of Poker Magic, Inc. in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, which served as the general partner of Mill City Ventures, LP, a Minnesota limited partnership that invested in both private and public companies until its dissolution in 2010. In 2010, Mill City Advisors, LLC formed and became the general partner of Mill City Ventures II, LP. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota.  From 2000 until December 2004, Mr. Geraci was a broker with Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm.

Under the Company’s bylaws, the directors serve for indefinite terms expiring upon the next annual meeting of the Company’s shareholders.

In August 2003, the National Association of Securities Dealers (NASD) found in an administrative hearing that Mr. Geraci, while employed by and affiliated with a NASD member, had violated NASD Conduct Rule 2110 and SEC Rule 10b-5 in August 1999, and barred him from associating with any NASD member in the future.

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

Changes to Board of Director Nomination Procedures

The Company has not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. The foregoing reporting persons became subject to these filing requirements in April 2008. Based on its own review, the Company believes that Douglas M. Polinsky and Joseph A. Geraci, II, each made late filings with respect to transactions occurring during 2011, as follows: 12,000 shares of common stock issued by the Company effective as of March 31, 2011; 50,000 shares of common stock issued by the Company effective as of June 30, 2011; 24,000 shares of common stock issued by the Company as of September 30, 2011; and 150,000 shares of common stock issued by the Company as of December 31, 2011. The individuals made filings on Form 5 reporting these transactions for purposes of Section 16(a) on February 14, 2012.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2011 and 2010 to the persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Douglas M. Polinsky,	2011	$0	(1)	$24,000	(2)	-	$24,000
Chief Executive Officer	2010	$0	(1)	$30,000	(3)	-	$30,000

Joseph A. Geraci, II,	2011	$0	(1)	$24,000	(2)	-	$24,000
Chief Financial Officer	2010	$0	(1)	$30,000	(3)	-	$30,000

(1)	The named executive did not receive a salary during the year ended December 31, 2011, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)	The named executive received a stock award of $24,000 for services rendered in 2011. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services during the year indicated.

(3)	The named executive received a stock award of $30,000 for services rendered in 2010. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services during the year indicated.

Employment Agreements with Executives

The Company does not currently have employment agreements with Messrs. Polinsky and Geraci, and currently has no plans to enter into employment agreements with such individuals.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2011 held by any named executive. In addition, the Company has no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

The Company did not pay director compensation in 2011; however the Company reimbursed its directors for their expenses incurred in attending or participating in meetings of the board of directors or other Company-related meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2011 (on which date there were an aggregate of 11,480,224 shares of common stock outstanding), by:

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

Name	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	2,494,500	21.7%
Joseph A. Geraci, II (3)	2,536,000	22.1%
All current directors and executive officers as a group (4) (two persons)	5,025,500	43.8%
Amit Sela (5)	633,333	5.5%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 763,500 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 5,000 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 1,591,000 common shares held individually by Mr. Polinsky, and 140,000 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 5,000 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 2,346,000 common shares held by Mr. Geraci and 190,000 common shares held individually by Mr. Geraci’s spouse.

(4)	Includes Messrs. Polinsky and Geraci.

(5)	Based on the records of the Company, Mr. Sela’s address is 13564 Westermesse Road, Minnetonka, MN 55305.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2011, the Company’s officers and directors (Douglas Polinsky and Joseph A. Geraci, II) loaned the Company a total of $85,000 through Lantern Advisers, LLC, a Minnesota limited liability company co-owned by them. Loaned funds were advanced to the Company on the following dates and in the following increments:

•	$20,000 on January 11, 2011;
•	$20,000 on March 15, 2011;
•	$20,000 on July 15, 2011; and
•	$25,000 on December 30, 2011.

In each case, loans were made under terms and conditions set forth in an unsecured term promissory note providing for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, with accrued interest be paid on a monthly basis until the anniversary of the loan, at which time the entire unpaid principal balance of the promissory note will become due.

Total short-term related party notes at December 31, 2011 and December 31, 2010 were $213,675 and $94,800, respectively, and provided working capital for the Company. Total long-term related party notes at December 31, 2011 and December 31, 2010 were $0 and $11,200, respectively.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2010	2011
Audit Fees	$29,500	$28,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$29,500	$28,000

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for years ended 2010 and 2011 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

 Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2010 and 2011 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements

Balance Sheets – December 31, 2011 and December 31, 2010

Statements of Operations – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011

Statement of Shareholders’ Equity (Deficit) – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011

Statements of Cash Flows – Years ended December 31, 2011, December 31, 2010 and Period from January 10, 2006 (inception) to December 31, 2011

Notes to Financial Statements

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Poker Magic, Inc. (1)

3.2	Amended and Restated Bylaws of Poker Magic, Inc. (1)

4	Form of Common Stock Certificate (1)

10.1	Asset Purchase Agreement with Select Video, Inc., dated March 10, 2006 (1)

10.2	License Agreement with Bally’s Park Place, Inc., dated December 26, 2007 (1)

10.3	Amendment to License Agreement with Bally's Park Place, Inc., dated June 26, 2008 (2)

10.4	Promissory Note with Lantern Advisers, LLC, dated September 30, 2011 (3)

10.5	Promissory Note with Joseph A. Geraci, II, dated September 30, 2011 (3)

10.6	Promissory Note with Douglas Polinsky, dated September 30, 2011 (3)

10.7	Promissory Note with Lantern Advisers, LLC, dated December 30, 2011 *

14	Code of Ethics (4)

31.1	Section 302 Certification of the Chief Executive Officer *

31.2	Section 302 Certification of the Chief Financial Officer *

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated herein by reference to the registrant’s registration statement on Form 10-SB, filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on July 10, 2008.
(3)	Incorporated by reference to Exhibits 10.1 through 10.3 to the registrant’s quarterly report on Form 10-Q, filed on November 9, 2011.
(4)	Available on registrant’s website at www.pokermagicinc.com, as permitted under Item 406(c) of Regulation S-K.

*Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER MAGIC, INC.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	February 29, 2012
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	February 29, 2012
Joseph A. Geraci, II	(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.7	Promissory Note with Lantern Advisers, LLC, dated December 30, 2011

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002