Form 10-Q
period 2012-06-30
POKER MAGIC INC
filed 2012-08-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012 there were 11,800,224 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

SIGNATURES	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Poker Magic, Inc.

(A Development Stage Company)
Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS

Current Assets
Cash	$15,647	$22,817
Total Current Assets	15,647	22,817

Total Assets	$15,647	$22,817

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$10,532	$3,075
Accrued Royalty	619	619
Note Payable Related Party – short-term	—	213,675
Interest Payable	604	334

Total Current Liabilities	11,755	217,703

Long-Term Liabilities
Note Payable Related Party – long-term	251,495	-

Total Long-Term Liabilities	251,495	-

Total Liabilities	263,250	217,703

Commitments and contingencies
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 11,800,224 and 11,480,224 shares on June 30, 2012 and December 31, 2011, respectively.	11,800	11,480
Additional paid-in capital	785,540	761,860
Deficit accumulated during the development stage	(1,044,943)	(968,226)

Total Shareholders’ Deficit	(247,603)	(194,886)

Total Liabilities and Shareholders’ Deficit	$15,647	$22,817

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from January 10, 2006 (inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenues	$-	$-	$-	$-	$12,375

Cost of Revenues	-	-	-	-	61,800

Gross Loss	-	-	-	-	(49,425)

Operating Expenses:
Selling, General and Administrative	20,768	28,895	63,627	64,179	955,622

Operating Loss	(20,768)	(28,895)	(63,627)	(64,179)	(1,005,047)

Other Income (Expense)
Interest income	-	-	-	-	2,203
Interest expense	(6,680)	(4,463)	(13,090)	(8,286)	(42,099)
Total Other Income (Expense)	(6,680)	(4,463)	(13,090)	(8,286)	(39,896)

Net Loss	$(27,448)	$(33,358)	$(76,717)	$(72,465)	$(1,044,943)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.12)

Weighted-average number of common shares outstanding	11,600,224	11,032,224	11,540,224	11,020,290	8,861,554

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from January 10, 2006 (inception) to June 30, 2012
Cash flows from operating activities:
Net loss	$(76,717)	$(72,465)	$(1,044,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	38,599
Impairment of inventory and intangible assets	-	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	-	134,341
Officers compensation expense paid in stock	24,000	24,000	230,000
Officers compensation expense as contributed capital	-	-	50,000
Changes in operating assets and liabilities:
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	7,457	62	10,532
Accrued royalty	-	-	619
Interest payable	13,090	8,286	42,099

Net cash used in operating activities	(32,170)	(40,117)	(523,311)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	25,000	40,000	210,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	25,000	40,000	555,958

Net increase (decrease) in cash	(7,170)	(117)	15,647

Cash, beginning of the period	22,817	3,081	0
Cash, end of the period	$15,647	$2,964	$15,647

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	12,820	6,144	41,195

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2011. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to June 30, 2012, the Company incurred a net loss of $1,044,943. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company, if at all.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Numerator: Net Loss	$(27,448)	$(33,358)
Denominator: Weighted-average number of common shares outstanding	11,600,224	11,032,224
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from January 10, 2006 (inception) to June 30, 2012
Numerator: Net Loss	$(76,717)	$(72,465)	$(1,044,943)
Denominator: Weighted-average number of common shares outstanding	11,540,224	11,020,290	8,861,554
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.12)

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of both June 30, 2012 and December 31, 2011, $619 was owed to Select Video under this agreement.

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

On June 30, 2012, the Company issued 200,000 shares of common stock for officer compensation with a fair value of $12,000.

At June 30, 2012, a total of 11,800,224 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions. As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. There are no uncertain tax positions at June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company had federal and state net operating loss carryforward of approximately $984,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

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

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due. On September 30, 2011, Lantern Advisers and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364. The new promissory note had the same terms as those contained in the original promissory notes and had a maturity date of March 31, 2012. On December 30, 2011, Lantern Advisers, LLC loaned the Company an additional $25,000 under terms and conditions set forth in an unsecured term promissory note. The Company consolidated this promissory note with the promissory note referenced above with a principal amount of $172,364 and unpaid interest of $5,172 for a new promissory note in the amount of $202,536. The new unsecured promissory note had the same terms as those contained in the original promissory notes and had a maturity date of June 30, 2012. Subsequently, Lantern Advisers agreed to renew the unsecured term promissory note and interest payable totaling $214,688 on June 30, 2012 for a term of three years. The promissory note has the same terms as those contained in the original promissory note and has a maturity date of June 30, 2015.

On June 1, 2012, Lantern Advisers loaned the Company $25,000 under terms and conditions set forth in an unsecured term promissory note for a term of three years.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note becomes due.

Total short-term related party notes at June 30, 2012 and December 31, 2011 were $0 and $213,675, respectively, and provided working capital for the Company. Total long-term related party notes as June 30, 2012 and December 31, 2011 were $251,495 and $0, respectively.

The Company incurred interest expense associated with the related party notes as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from January 10, 2006 (inception) to June 30, 2012
Interest Expense	$6,680	$4,463	$13,090	$8,286	$42,099

NOTE 7—SUBSEQUENT EVENT

The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

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

For the three and six months ended June 30, 2012 and 2011, we did not generate revenues or incur revenue-related costs. Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of June 30, 2012, we had $15,647 in cash on hand and current liabilities of $11,755. As of the date of this filing, we had approximately $15,646.99 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through September 2012. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to obtain additional financing prior to the end of September 2012.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	Three Months Ended
Item	6/30/12	6/30/11	% Change (Year Over Year)	% of 2012 Net Loss	% of 2011 Net Loss
Operating Expenses:
General Operating Expenses	547	745	(26.6)%	2.0%	2.2%
Legal and Accounting Expenses	8,221	16,150	(49.1)%	30.0%	48.4%
Executive Management Compensation in Stock	12,000	12,000	-%	43.7%	36.0%
Other Income (Expense)	(6,680)	(4,463)	49.7%	24.3%	13.4%
Net Loss	$27,448	$33,358	(17.7)%	100%	100%

As the table above demonstrates, during the three months ended June 30, 2012 and 2011, our operating expenses decreased 28.1% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to a decrease in operating and legal, accounting and general operating expenses. We expect these expenses will remain stable throughout the remainder of 2012.

Our legal and accounting expenses decreased 49.1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As we continue to seek gaming regulatory compliance and licenses and other business opportunities, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended
Item	6/30/12	6/30/11	% Change (Year Over Year)	% of 2012 Net Loss	% of 2011 Net Loss
Operating Expenses:
General Operating Expenses	994	906	9.7%	1.3%	1.3%
Legal and Accounting Expenses	38,633	39,273	(1.6)%	50.4%	54.2%
Executive Management Compensation in Stock	24,000	24,000	-%	31.3%	33.1%
Other Income (Expense)	(13,090)	(8,286)	58.0%	17.1%	11.4%
Net Loss	$76,717	$72,465	5.9%	100%	100%

As the table above demonstrates, during the six months ended June 30, 2012 and 2011, our operating expenses decreased 0.9% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to a decrease in legal, accounting and general operating expenses partially offset by a minor increase in general operating expenses. We expect these expenses will remain stable throughout the remainder of 2012.

Our legal and accounting expenses decreased 1.6% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As we continue to seek gaming regulatory compliance and licenses and other business opportunities, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended March 31,
	2012	2011
Cash flows provided (used) by :
Operating activities	$(32,170)	$(40,117)
Investing activities	-	-
Financing activities	25,000	40,000
Net increase (decrease) in cash	(7,170)	(117)
Cash, beginning of period	22,817	3,081
Cash, end of period	$15,647	$2,964

The cash used in operating activities was primarily from interest expense and an increase in accounts payable.

As of June 30, 2012, we had $15,647 cash on hand and current liabilities of $11,755. As of the date of this filing, our management believes we have sufficient ability to secure additional capital to continue operations through September 2012.  Thereafter, we expect we will require additional capital for operations and to repay related party debt.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Management continues to pursue other business opportunities for the Company, including but not limited to the continued marketing of its Winner’s Pot Poker game and seeking of additional investment capital.  However, management’s efforts to date have not yielded any results, and management may ultimately prove unsuccessful in these endeavors, requiring us to abandon our business or our status as a public reporting company.

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

Revenues

As indicated above, from inception through June 30, 2012 (and presently), the Company has been focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall decreased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 and are expected to remain stable through the remainder of 2012. As we make applications and seek gaming regulatory compliance and licenses, our selling, general and administrative expenses will increase. Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through September 2012.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to September 2012.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of June 30, 2012, we had an accumulated deficit of $1,044,943. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations and repay related party debt. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2012, we issued a total of 200,000 shares of common stock to our Chief Executive Officer (100,000 shares) and Chief Financial Officer (100,000 shares) for officer compensation. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) and 4(5) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Dated: August 14, 2012

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 14, 2012

