Form 10-Q
period 2012-09-30
POKER MAGIC INC
filed 2012-11-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012 there were 1,090,930 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Poker Magic, Inc.

(A Development Stage Company)
Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS
Current Assets
Cash	$88	$22,817
Total Current Assets		22,817

Total Assets	$88	$22,817

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$36,261	$3,075
Accrued Royalty	619	619
Note Payable Related Party – short-term	-	213,675
Interest Payable	8,149	334

Total Current Liabilities	45,029	217,703

Long-Term Liabilities
Note Payable Related Party – long-term	251,495	-

Total Long-Term Liabilities	251,495	-

Total Liabilities	296,524	217,703

Commitments and contingencies
Shareholders’ Deficit
Common Stock, $.001 par value: Authorized 250,000,000 shares:
Issued and outstanding 1,090,930 and 1,043,657 shares on September 30, 2012 and December 31, 2011, respectively.	1,091	1,044
Additional paid-in capital	808,249	772,296
Deficit accumulated during the development stage	(1,105,776)	(968,226)

Total Shareholders’ Deficit	(296,436)	(194,886)

Total Liabilities and Shareholders’ Deficit	$88	$22,817

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from January 10, 2006 (inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenues	$-	$-	$-	$-	$12,375

Cost of Revenues	-	-	-	-	61,800

Gross Loss	-	-	-	-	(49,425)

Operating Expenses:
Selling, General and Administrative	53,288	23,952	116,915	88,131	1,008,910

Operating Loss	(53,288)	(23,952)	(116,915)	(88,131)	(1,058,335)

Other Income (Expense)
Interest income	-	-	-	-	2,203
Interest expense	(7,545)	(5,190)	(20,635)	(13,476)	(49,644)
Total Other Income (Expense)	(7,545)	(5,190)	(20,635)	(13,476)	(47,441)

Net Loss	$(60,833)	(29,142)	(137,550)	(101,607)	$(1,105,776)

Basic and diluted net loss per common share	$(0.06)	(0.03)	(0.13)	(0.10)	$(1.36)

Weighted-average number of common shares outstanding	1,072,748	1,012,020	1,057,048	1,005,274	815,607

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from January 10, 2006 (inception) to September 30, 2012
Cash flows from operating activities:
Net loss	$(137,550)	$(101,607)	$(1,105,776)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	38,599
Impairment of inventory and intangible assets	-	-	4,379
Common stock issued for services	-	-	6,500
Consulting service expense paid in stock	-	-	134,341
Officers compensation expense paid in stock	36,000	36,000	242,000
Officers compensation expense as contributed capital		-	50,000
Changes in operating assets and liabilities:
Inventory	-	-	(871)
Prepaid expense	-	-	5,434
Accounts payable	33,186	(913)	36,261
Accrued royalty	-	-	619
Interest payable	20,635	13,475	49,644

Net cash used in operating activities	(47,729)	(53,045)	(538,870)

Cash flows from investing activities:
Acquisition of Select Video assets	-	-	(17,000)

Net cash used in investing activities	-	-	(17,000)

Cash flows from financing activities:
Proceeds from subscription receivable	-	-	14,000
Proceeds from issuance of common stock	-	-	426,000
Redemption of common stock	-	-	(91,667)
Proceeds from note payable related party	25,000	60,000	210,000
Payment of short-term debt	-	-	(2,375)

Net cash provided by financing activities	25,000	60,000	555,958

Net increase (decrease) in cash	(22,729)	6,955	88

Cash, beginning of the period	22,817	3,081	-
Cash, end of the period	$88	$10,036	$88

Non-cash investing and financing activities:

Acquisition of certain assets and liabilities of Select Video in exchange for common stock
Inventory	$-	$-	$750
Intangible Asset	-	-	24,357
Accounts Payable	-	-	(32,000)
Note Payable	-	-	(7,084)

Accrued interest converted into note payable	12,820	17,502	41,495

Stock issued in lieu of cash for note payable	-	-	19,709

Stock issued in lieu of cash for prepaid services	-	-	175,400

Stock subscriptions received for common stock	-	-	14,000

The accompanying notes are an integral part of these financial statements.

Poker Magic, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Poker Magic, Inc. (the “Company”) is a development stage company that was incorporated in the State of Minnesota on January 10, 2006.  Our business consists primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

Interim financial information

The following condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, contained in this filing for the year ended December 31, 2011. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from January 10, 2006 (inception) to September 30, 2012, the Company incurred a net loss of $1,105,776. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability, producing additional revenues and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to support the revenue generating process; however, there can be no assurance that the sources will be available or available on terms favorable to the Company, if at all.

Combination (Reverse Split) of Common Stock

On July 18, 2012, the Company’s Board of Directors approved a 1-to-11 reverse stock split subject to approval by the Company’s stockholders. The reverse stock split, approved by the Company’s stockholders on September 7, 2012, became effective on September 10, 2012. The reverse stock split did not result in a reduction in the number of authorized shares of common stock. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Numerator: Net Loss	$(60,833)	$(29,142)
Denominator: Weighted-average number of common shares outstanding	1,072,748	1,012,020
Basic and diluted net loss per common share	$(0.06)	$(0.03)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from January 10, 2006 (inception) to September 30, 2012
Numerator: Net Loss	$(137,550)	$(101,607)	$(1,105,776)
Denominator: Weighted-average number of common shares outstanding	1,057,048	1,005,274	815,607
Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(1.36)

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

As of both September 30, 2012 and December 31, 2011, $619 was owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ DEFICIT

Common stock

On January 10, 2006, the founders of the Company purchased 227,273 shares of common stock for $2,500.

On March 10, 2006, the Company purchased certain assets and assumed certain liabilities of Select Video in exchange for 274,817 shares of common stock issued at the deemed fair market value of $.011 per share or $3,023.

On May 23, 2006, the Company issued 5,455 shares of common stock at $2.75 per share in lieu of cash for liabilities assumed.

During 2006, the Company raised additional cash of $87,500 at $2.75 per share through the issuance of 31,818 shares of common stock.

During 2006, the Company issued 2,000 shares to various consultants at $2.75 per share for services rendered.

During 2006, the Company issued 9,091 shares valued at $4,000 (value of the services to be provided) for services rendered and to be rendered.

On January 15, 2007, the Company issued 54,545 shares of common stock to two consultants for services to be provided over a 12 month period commencing on January 15, 2007.  These services were valued at $50,000.

On January 15, 2007, the Company issued 45,455 shares of common stock to the two founders for their services to be provided over a 12 month period commencing January 15, 2007.  These services were valued at $48,000.

On July 26, 2007, the Company settled the note payable of $7,084 for a cash payment of $2,375 and the issuance of 1,818 shares of common stock valued at $4,709 for payment in full on the note.

In July 2007, the Company raised cash of $20,000 at $2.75 per share through the issuance of 7,273 shares of common stock.

On August 1, 2007, the Company issued 5,909 shares of common stock for services to be provided over a 12 month period commencing retroactively on June 1, 2007.  These services were valued at $5,000.

On August 1, 2007, the Company issued 9,091 shares of common stock to a consultant for services to be provided over a 12 month period commencing on August 1, 2007.  These services were valued at $8,300.

On August 1, 2007, the Company issued 2,273 shares of common stock for services.  These services were valued at $1,000.

On November 26, 2007, the Company issued 4,545 shares of common stock to a consultant for services to be provided over a 12 month period commencing on November 26, 2007.  These services were valued at $12,500.

In December 2007, the Company raised cash of $30,000 at $2.75 per share through the issuance of 10,909 shares of common stock.

In January 2008, the Company raised cash of $25,000 at $2.75 per share through the issuance of 9,091 shares of common stock.

On May 28, 2008, the Company raised cash of $250,000 at $2.75 per share through the issuance of 90,909 shares of common stock together with a warrant, classified as permanent equity, to purchase up to 90,909 shares of common stock, which was immediately exercisable.  The warrants do not possess any embedded derivative features. The exercise price was $2.75 per share if purchased within six months of issuance.  The exercise price increased to $4.675 for months seven through twelve (after the date of issuance) and to $5.50 after twelve months.  The warrant expired on May 27, 2010.

In May 2008, the Company raised cash of $12,500 at $2.75 per share through the issuance of 4,545 shares of common stock.

On August 26, 2008, the Company issued 18,182 shares of common stock to a consultant for services to be provided over a five month period commencing on August 1, 2008.  These services were valued at $20,000.

On August 26, 2008, the Company issued 5,455 shares of common stock for services to be provided over a five month period commencing retroactively on August 1, 2008.  These services were valued at $5,000.

On August 26, 2008, the Company issued 5,455 shares of common stock for services to be provided over a twelve month period commencing retroactively on August 1, 2008.  These services were valued at $5,000.

On August 26, 2008, the Company issued 909 shares of common stock for services.  These services were valued at $2,500.

On August 26, 2008, the Company issued 4,545 shares of common stock for services.  These services were valued at $5,000.

On December 16, 2008, the Company issued 3,673 shares of common stock for services.  These services were valued at $10,100.

On December 31, 2008, the Company issued 2,909 shares of common stock for officer compensation.  These services were valued at $8,000.

On February 25, 2009, the Company redeemed, at the request of a non-affiliate shareholder, 33,333 shares of common stock held by a single shareholder at a price of $2.75 per share, for a total amount of $91,667, which was the price originally paid for the redeemed shares.

On June 30, 2009, the Company issued 36,367 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2009, the Company issued 18,182 shares of common stock for officer bonus compensation with a fair value of $6,000.

On June 30, 2009, the Company issued 4,545 shares of common stock for consultant service bonus with a fair value of $1,500.

On June 30, 2009, the Company issued 455 shares of common stock for services with a fair value of $150.

On June 30, 2009, the Company issued 682 shares of common stock for services with a fair value of $225.

On September 30, 2009, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2009, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On March 31, 2010, the Company issued 10,909 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2010, the Company issued 13,636 shares of common stock for officer compensation with a fair value of $12,000.

On September 30, 2010, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 18,182 shares of common stock for officer bonus compensation with a fair value of $12,000.

On December 31, 2010, the Company issued 11,364 shares of common stock as a bonus to a consultant for services with a fair value of $7,500.

On December 31, 2010, the Company issued 4,545 shares of common stock for consultant services with a fair value of $3,000.

On March 31, 2011, the Company issued 2,182 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2011, the Company issued 9,091 shares of common stock for officer compensation with a fair value of $12,000.

On September 30, 2011, the Company issued 4,364 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2011, the Company issued 27,273 shares of common stock for officer compensation with a fair value of $12,000.

On March 31, 2012, the Company issued 10,909 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2012, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On September 7, 2012, the Company’s shareholders approved a 1-for-11 combination (reverse split) of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company’s capital stock effective on September 10, 2012.

On September 30, 2012, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

At September 30, 2012, a total of 1,090,930 shares of common stock were issued and outstanding.

NOTE 5—INCOME TAXES

The Company applies the guidance for accounting for uncertainty in income tax provisions. As such, the Company is required to recognize in the financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Interest and penalties are expensed as incurred as operating expenses. There are no uncertain tax positions at September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company had federal and state net operating loss carryforward of approximately $1,038,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2027 if not used before such time to offset future taxable income or tax liabilities. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

NOTE 6—NOTES PAYABLE RELATED PARTY

On October 19, 2010, Douglas Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note. Each promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of $5,000 together with the unpaid accrued interest of $569 (accrued at 12% per annum) became due and payable. Messrs. Polinsky and Geraci both agreed to renew the promissory notes and interest payable totaling $11,139 on September 30, 2011 for a term of six months. Subsequently, Messrs. Polinsky and Geraci both again agreed to renew the promissory notes and interest payable totaling $11,807 on March 31, 2012 for a term of three years. The promissory notes have the same terms as those contained in the original promissory notes and have a maturity date of March 31, 2015.

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

Total short-term related party notes at September 30, 2012 and December 31, 2011 were $0 and $213,675, respectively, and provided working capital for the Company. Total long-term related party notes as September 30, 2012 and December 31, 2011 were $251,495 and $0, respectively.

The Company incurred interest expense associated with the related party notes as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from January 10, 2006 (inception) to September 30, 2012
Interest Expense	$7,545	$5,190	$20,635	$13,476	$49,644

NOTE 7—SUBSEQUENT EVENT

On October 31, 2012, Lantern Advisers loaned the Company $50,000 under terms and conditions set forth in an unsecured term promissory note for a term of three years.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note becomes due.

On November 9, 2012, the Company entered into a subscription agreement for the sale of 100,000 shares of common stock at a per-share price of $1.00. The subscription agreement contained standard and customary representations, warranties and other terms and conditions.

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

For the three and nine months ended September 30, 2012 and 2011, we did not generate revenues or incur revenue-related costs. Our expenses related primarily to our efforts to market our Winner’s Pot Poker game to casinos and gaming establishments, generate revenues and expand our revenue base, as well as other selling, general and administrative expenses. The most significant components of these other selling, general and administrative expenses were (i) compensation expense attributable to share issuances to executive management for services rendered, and (ii) expenses for professional services such as legal and accounting services.

As of September 30, 2012, we had $88 in cash on hand and current liabilities of $45,029. As of the date of this filing, we had approximately $145,076.28 in cash on hand, and our management presently believes this cash will be sufficient to continue operations through December 2012. Thereafter, we expect we will require additional capital. If our present expectations relating to our expenses prove inaccurate and we incur more expenses than anticipated, we will be required to obtain additional financing prior to the end of December 2012.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	Three Months Ended
Item	9/30/12	9/30/11	% Change (Year Over Year)	% of 2012 Net Loss	% of 2011 Net Loss
Operating Expenses:
General Operating Expenses	$5,924	$617	860.1%	9.8%	2.1%
Legal and Accounting Expenses	35,364	11,335	212.0%	58.1%	38.9%
Executive Management Compensation in Stock	12,000	12,000	-%	19.7%	41.2%
Other Income (Expense)	(7,545)	(5,190)	45.4%	12.4%	17.8%
Net Loss	$60,833	$29,142	108.7%	100%	100%

As the table above demonstrates, during the three months ended September 30, 2012 and 2011, our operating expenses increased 122.5% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to an increase in legal and general operating expenses related to one-time expenses related to our recent reverse stock split. We expect these expenses will remain stable throughout the remainder of 2012.

Our legal and accounting expenses increased 212.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As we continue to seek gaming regulatory compliance and licenses and other business opportunities, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended
Item	9/30/12	9/30/11	% Change (Year Over Year)	% of 2012 Net Loss	% of 2011 Net Loss
Operating Expenses:
General Operating Expenses	$6,918	$1,524	354.0%	5.0%	1.5%
Legal and Accounting Expenses	73,997	50,607	46.2%	53.8%	49.8%
Executive Management Compensation in Stock	36,000	36,000	-%	26.2%	35.4%
Other Income (Expense)	(20,635)	(13,476)	53.1%	15.0%	13.3%
Net Loss	$137,550	$101,607	35.4%	100%	100%

As the table above demonstrates, during the nine months ended September 30, 2012 and 2011, our operating expenses increased 32.7% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to an increase in legal and general operating expenses related to one-time expenses related to our recent reverse stock split. We expect these expenses will remain stable throughout the remainder of 2012.

Our legal and accounting expenses increased 46.2% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As we continue to seek gaming regulatory compliance and licenses and other business opportunities, prepare and file periodic reports with the SEC under the Securities and Exchange Act of 1934, and generally seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will continue to be significant.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended March 31,
	2012	2011
Cash flows provided (used) by :
Operating activities	$(47,729)	$(53,045)
Investing activities	-	-
Financing activities	25,000	60,000
Net increase (decrease) in cash	(22,729)	6,955
Cash, beginning of period	22,817	3,081
Cash, end of period	$88	$10,036

The cash used in operating activities was primarily from interest expense and an increase in accounts payable.

As of September 30, 2012, we had $88 cash on hand and current liabilities of $45,029. As of the date of this filing, our management believes we have sufficient ability to secure additional capital to continue operations through December 2012.  Thereafter, we expect we will require additional capital for operations and to repay related party debt.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

On November 9, 2012, we issued a total of 100,000 shares of common stock under a subscription agreement at $1.00 per share. We anticipate utilizing the monies raised to fund our operations.

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

Revenues

As indicated above, from inception through September 30, 2012 (and presently), the Company has been focused sequentially on the acquisition of the intellectual property forming the basis for its Winner’s Pot Poker table game and, thereafter, efforts to ensure at least temporary regulatory compliance of the game and obtain the agreement of casinos and gaming establishments to provide gaming table space to the Winner’s Pot Poker game.

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

Expenses

As indicated above under the caption “Results of Operations,” our selling, general and administrative expenses overall increased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 and are expected to remain stable through the remainder of 2012. As we make applications and seek gaming regulatory compliance and licenses, our selling, general and administrative expenses will increase. Because our business has a short operating history and our present revenues are limited, in general it is difficult to accurately forecast our expenses and impact of those expenses on our operating results.

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

Financing

As discussed above under the caption “Liquidity and Capital Resources,” our management believes we have sufficient capital to continue operations through December 2012.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our understanding of the expenses we anticipate incurring in our efforts to comply with gaming regulatory and public reporting company disclosure requirements.  In this regard, we note that our current forecasts are largely based on our past experience with other enterprises and proposed budgets proposed by our professional consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to December 2012.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since January 10, 2006 (inception). As of September 30, 2012, we had an accumulated deficit of $1,105,776. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations and repay related party debt. Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer recognized the additional risks to an effective internal control environment with a limited accounting staff and the inability to fully segregate all duties within our accounting and financial functions, including the financial reporting and quarterly close process.  Management has concluded that, with certain oversight controls that are in place and the duties we have been able to successfully segregate, the remaining risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees given our development stage, the limited scope of our operations, and the number of business transactions we currently process, nor do these remaining risks rise to the level of a material weakness.  Management intends to periodically reevaluate this situation and continue to assess ways in which duties can be further segregated as our business evolves.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2012, we issued a total of 18,182 shares of common stock to our Chief Executive Officer (9,081 shares) and Chief Financial Officer (9,081 shares) for officer compensation. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) and 4(5) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On November 9, 2012, the Company entered into a subscription agreement for the sale of 100,000 shares of common stock at a per-share price of $1.00. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) (Regulation D, Rule 506) and 4(5) of the Securities Act of 1933 since the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act. In addition, (i) the subscription agreement required the investor to make customary representations and warranties respecting investment intent and related matters, and (ii) all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

Item 5. Other Information.

On October 31, 2012, Lantern Advisers loaned the Company $50,000 under terms and conditions set forth in an unsecured term promissory note for a term of three years.  The promissory note provides for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and requires that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note becomes due.

On November 9, 2012, the Company entered into a subscription agreement for the sale of 100,000 shares of common stock at a per-share price of $1.00. The subscription agreement contained standard and customary representations, warranties and other terms and conditions.

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

Dated: November 14, 2012

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 14, 2012

