Form 10-K
period 2012-12-31
Mill City Ventures III, Ltd
filed 2013-04-01
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State of incorporation)	(I.R.S. Employer Identification No.)

130 West Lake Street, Suite 300 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Poker Magic, Inc.
Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2012 was approximately $393,123.47, based on the closing sales price of $0.671 per share (as adjusted for our reverse stock split) as reported on the OTCBB. As of March 27, 2013, there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

PART I

ITEM 1	BUSINESS

Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (“MCVT,” the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act. We intend to be regulated as a business development company (“BDC”) and to be taxed as a regulated investment company.

Business Model and Strategy

As a BDC, we will primarily focus on investing in or lending to private companies and making managerial assistance available to such companies. A BDC provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately owned.

Our future revenues will relate to the earnings we receive from our portfolio investments. The Company’s objective is to obtain superior returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition.

We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to applicable regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Competition

MCVT is now a company that intends to build an investment portfolio consisting of revenue-generating assets and emerging companies well positioned for future growth. A BDC is a unique kind of investment company that primarily focuses on investing in or lending to small privately-held or publicly traded companies and providing managerial assistance to them. A BDC may use capital provided by public shareholders and from other sources to invest in growing small business. As of December 31, 2012, MCVT did not have an investment portfolio.

As a BDC, we will compete with strategic buyers, private equity funds, subordinated debt funds and other buyers and financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors will be substantially larger and have considerably greater financial resources than we do. Competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

BDC Regulation

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting or represented by proxy if more than 50% of the outstanding shares of such company are present or represented by proxy or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “eligible portfolio company” purchased from the issuer of such securities, or from a person who is, or who was within the prior 13 months, an affiliate of the issuer in transactions not involving any public offering, or from any other person (subject to such rules as may be prescribed by the SEC). An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies one of the following:

(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that we control through having a person serving on the board of directors of the issuer;

•	Securities purchased in a private transaction from a U.S. issuer, or from a person who is, or was in the prior 13 months, an affiliate of the issuer, that is not an investment company and is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement);

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities; and

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as qualifying assets for the purpose of the foregoing 70% test, the BDC must either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, whether through its directors, officers or employees, offers to provide, and, if accepted, does in fact so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. We plan to invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Internal Revenue Code (the “Code”) to qualify for tax treatment as a Regulated Investment Company (“RIC”) for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock, but only if our “asset coverage,” as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must not make any dividend distribution to our shareholders or repurchase securities unless we meet the applicable asset-coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act. We will not “concentrate” our investments (i.e., invest 25% or more of our assets in any particular industry, determined at the time of investment). We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

Dividend Reinvestment Plan

We are in the process of finalizing a dividend reinvestment plan (DRIP) that provides for reinvestment of our distributions on behalf of our shareholders, unless a shareholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend after the adoption of the DRIP, then our shareholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

Upon adoption of the DRIP, no action will be required on the part of a registered shareholder to have their cash dividend reinvested in shares of our common stock. A registered shareholder will be able to elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing, so that such notice is received by the plan administrator no later than the record date for dividends to shareholders. The plan administrator will set up an account for shares acquired through the plan for each shareholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a shareholder participating in the DRIP, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those shareholders whose shares are held by a broker or other financial intermediary will be able to receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we intend to reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the dividend payable to such shareholder by the market price per share of our common stock at the close of regular trading on the over-the-counter bulletin board on the dividend payment date. Market price per share on that date will be the closing price for such shares on the over-the-counter bulletin board or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend will not be established until the value per share at which additional shares will be issued has been determined and elections of our shareholders are tabulated.

There will be no brokerage charges or other charges to shareholders who participate in the DRIP. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator may be authorized to deduct a transaction fee plus a brokerage commission from the proceeds.

Participants will be able to terminate their accounts under the plan by notifying the plan administrator. We will also be able to terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend.

Management

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as our senior management team. Our ability to achieve our investment objective will depend on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result in a cost-effective manner will largely be a function of our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms.

In addition to monitoring the performance of our investments, our management team must offer managerial assistance to our portfolio companies. These demands on their time may distract them, slowing the rate of overall investment. To grow, we expect that we will need to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. From time to time, the Company may utilize the services of outside advisers and consultants to implement the Company’s investment objectives, as determined in the discretion of the Company and permitted under the 1940 Act. We may also continue to rely on outside professionals to provide other services on an as-needed basis.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

Risks Related to our Business

We changed our business to a BDC, and our management team has no experience managing a BDC.

On December 13, 2012, we changed our business to become an internally managed, closed-end investment company and subsequently elected to be treated as a BDC under the 1940 Act. We have limited experience in this regard, which may affect our ability to successfully manage and grow our business.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or small-cap traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our management team’s lack of experience in managing a portfolio of assets under such regulatory constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, our failure to comply with the BDC requirements could cause the SEC to bring an enforcement action against us, expose us to private claims and/or cause us to lose our status as a BDC.

In connection with our election to be treated as a BDC, we intend to obtain and maintain tax treatment as a RIC under the Code. To maintain that status, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. Failure to meet these requirements would subject us to excise taxes, which would reduce your return on investment. If we do not remain a BDC, we would lose the operational flexibility available to BDCs and may thereupon be unable to operate our business as a BDC.

We have a history of operating losses from our corporation’s prior involvement in an operating business, and may not be able to offset from our net income our historical operating losses for income tax purposes.

We have incurred operating losses and negative cash flows from our operations, prior to becoming a BDC, since inception. As of December 31, 2012, our retained deficit was approximately $(1,159,665) and our total shareholders’ equity was approximately $63,075. We did not generate revenues during 2012 since revenues from our sole prior customer discontinued as of December 2010. Due to our conversion to a BDC, our auditors have notified us that we likely will not be able to use our historical operating losses to offset any net income of the Company for income tax purposes in the future.

We are dependent upon senior management personnel for our future success. If we are unable to retain our senior management team, our ability to achieve our investment objectives could be significantly harmed.

We expect to critically depend on our senior management, particularly our Chief Executive Officer, Douglas M. Polinsky, and our Chief Financial Officer, Joseph A. Geraci, II, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical experience and relationships that we intend to rely on in the course of implementing our business plan. Thus, our future success and viability as a BDC will depend on the continued service of these persons. Their departure could have a material adverse effect on our ability to achieve our investment objective.

We will operate in a highly competitive market for portfolio investment opportunities.

We expect that many entities will compete with us to make the types of investments we plan to make in prospective portfolio companies. We will compete with private equity firms as well as other BDCs, investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources not available to us. These resources may enable our competitors to offer terms that we cannot match. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If, on the other hand, we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Importantly, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

We may be unable to make distributions, which failure could materially and adversely affect your investment.

Although we intend to make periodic distributions to our shareholders, we may be unable to achieve operating results that will allow us to make such distributions. For example, the BDC asset-coverage requirements may limit our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. Although we intend to elect RIC taxation under the Code, if we fail to meet certain annual income distribution requirements, we could lose our RIC status and be subject to corporate-level income tax. Any failure to make distributions or any loss of our RIC status could materially and adversely affect your investment.

Any unrealized losses we experience may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation on our statement of operations. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us (if a loan), or of its diminishing value (if equity). This could result in future realized losses and, ultimately, in reductions of our income available for distribution in future periods.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors. As a result, there may be uncertainty as to the ultimate value of our investments.

Our investments are expected to consist primarily of securities issued by privately held companies, the fair value of which is not readily determinable. In addition, we will not be permitted to maintain a general reserve for anticipated loan losses. Instead, we will be required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. Our Board of Directors will value these securities at fair value as they determine in good faith. Where appropriate, our board may utilize the services of an independent valuation firm to assist in the determination of fair value. Because valuations, and particularly valuations of private investments, are inherently uncertain and may be based on estimates, our fair value determinations may differ materially from those that would be assessed if a liquid market for these securities existed. Our net asset value could be adversely affected if the fair value determinations of our investments were materially higher than the values we ultimately realize from them.

If we are unable to source investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objective will depend on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result in a cost-effective manner will largely be a function of our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our investments, our management team must offer managerial assistance to our portfolio companies. These demands on their time may distract them, slowing the rate of overall investment. To grow, we expect that we will need to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. Our failure to effectively manage our future growth could materially and adversely affect our business, financial condition and results of operations.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial and negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest spreads on new investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates. Also, an increase in interest rates could make investment in our common stock less attractive if we are unable to increase our dividend rate, which could reduce the value of our common stock.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Once we become a BDC subject to RIC taxation, we may be required to include in our taxable income certain amounts that we have not yet received in cash. Any of these amounts will increase the amounts we are required to distribute to qualify under the RIC rules. In any such event, we would need to obtain cash from other sources to satisfy our RIC-related distribution requirements. If we are unable to so obtain cash, we may fail to qualify for tax treatment as a RIC, and thus could become subject to a corporate-level income tax on all of our income. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid a corporate-level income tax.

If we incur additional debt, it could increase the risk of investing in our Company.

We expect, in the future, that we may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders will have fixed-dollar claims on our assets that are superior to the claims of our shareholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our shareholders. In addition, borrowings generally magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage; and any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds, and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we will be required to meet an asset-coverage ratio (total assets to total borrowings and other senior securities, including any preferred stock) of at least 200%. If this ratio declines below 200%, we will be unable to incur additional debt and may need to sell a portion of our investments to repay debt when it is otherwise disadvantageous to do so, and we may be unable to make distributions.

Because we intend to distribute substantially all of our income and net realized capital gains to our shareholders, we will likely need additional capital to finance our growth.

To qualify for RIC taxation and avoid payment of excise taxes and minimize or avoid payment of income taxes, we intend to distribute to our shareholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our shareholders). As described elsewhere, as a BDC we will be required to meet a 200% asset-coverage ratio limiting the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and issue additional debt and equity securities, debt and equity financing may not be available to us on favorable terms, if at all. In addition, as a BDC, we will generally not be permitted to issue equity securities below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board of Directors has the authority from time to time to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. The effects of any such exercise of authority may adversely affect our business and the value of your investment.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were effective. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

We are dependent upon senior management personnel for our future success. If we are unable to retain our senior management team, our ability to achieve our investment objectives could be significantly compromised.

We will critically depend on our senior management, particularly our Chief Executive Officer, Douglas M. Polinsky, and our Chief Financial Officer, Joseph A. Geraci, II, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical experience and relationships that we intend to rely on in the course of implementing our business plan. Thus, our future success and viability as a BDC will depend on the continued service of these persons. The departure of either person could have a material adverse effect on our ability to achieve our investment objectives, which could in turn adversely affect any investment you make in our Company.

Our officers and directors, together with certain affiliates, possess significant voting power with respect to our common stock, which could limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of 818,433 shares of our common stock, as noted in our Item 12 table, which currently represents approximately 6.7% of our common stock. As a result, our directors and officers, together with other significant shareholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Risks Related to our Investments

Our investments may involve significant risks, which could ultimately materially and adversely affect our results of operation, financial condition and the value of your Shares. You could lose all of your investment.

We expect to invest primarily in senior secured term loans, mezzanine debt and selected equity investments issued by privately held and public “middle-market” companies, and may also use short sales and options in connection with our business.

Senior Secured Loans. When we extend senior secured term loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, which we expect to help mitigate the risk of default. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions. In some circumstances, our lien could be subordinate to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Debt. Any mezzanine debt investments will generally be unsecured and subordinated to senior loans. We expect this will result in above-average risk and volatility, which could adversely affect our investment returns. Because mezzanine debt generally does not receive any cash prior to maturity of the debt, the investment will be of greater risk. To the extent interest payments associated with such debt are deferred, such debt will necessarily be subject to greater fluctuations in value based on changes in interest rates, and such debt could subject us to phantom income.

Equity Investments. We expect to make equity investments. In addition, when we invest in senior loans or mezzanine debt, we may acquire warrants in connection with such investments. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. Nevertheless, the equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Short Sales. We may engage in short selling. In certain circumstances, short sales can substantially increase the impact of adverse price movements in our investment positions. A short sale involves the theoretically unlimited increase in the market price of the security and uncertainty as to the availability of such security for purchase—theoretically an unlimited loss.

Options. We may buy or sell (write) both call options and put options, and may do so on a “covered” or an “uncovered” basis. Any options transactions may be part of a hedging tactic (i.e., offsetting the risk involved in another securities position) or as a form of leverage, in which we have the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be large, depending on the circumstances under which a particular transaction or position is entered into. When we buy an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, could result in a total loss of our investment in the option. When we sell (write) an option, the risk can be substantially greater. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. This risk is theoretically unlimited unless the option is “covered.” If it is covered, an increase in the market price of the security above the exercise price would cause us to lose the opportunity for gain on the underlying security—assuming it bought the security for less than the exercise price.

Middle-Market Companies. Investments in middle-market companies also involve a number of additional significant risks, including:

•	typically shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	material dependence on management talents and efforts of a small group of persons;

•	less predictable operating results, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence, and requiring substantial additional capital;

•	difficulty accessing the capital markets to meet future capital needs; and

•	generally less publicly available information about their operations and financial condition.

The lack of liquidity in our investments may adversely affect our business.

We may invest in private companies and small-cap public companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than other publicly traded securities. The relative illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve near-term liquidity in our investments. Our investments will ordinarily be subject to contractual or legal restrictions on resale or will be otherwise illiquid due to the fact that there is no established trading market for such securities, or such trading market is thinly traded. The relative illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Defaults by our portfolio companies could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other debt holders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets. Such events could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

We anticipate making both debt and minority equity investments in our portfolio companies. Therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and may take risks or otherwise act in ways that do not immediately or ultimately serve our interests and that could decrease the value of our portfolio holdings. We will not be in a position to control any portfolio company, and mitigate these risks, by investing in its debt securities or minority equity positions.

The prepayment of our debt investments could adversely impact our results of operations and reduce our return on equity.

We will be subject to the risk that our portfolio investments may be repaid prior to maturity. When this occurs, we generally expect to reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt which has been prepaid, and we could experience significant delays in reinvesting these prepaid amounts. Any future investment in a new portfolio company may also be at lower yields than the prepaid debt. As a result, our results of operations could be materially and adversely affected if one or more of our portfolio companies were to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio companies may incur debt that ranks equally with or senior to our investments.

We may invest in debt securities. In some cases, portfolio companies will have other debt ranking equal or senior to the debt securities in which we invest. By their terms, such debt instruments may provide that holders thereof are entitled to receive payment of interest or principal on or before us. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, senior debtholders will typically be entitled to receive full payment before we receive distributions in respect of our investment, if any. In the case of debt ranking equal to our investment, we would have to share distributions on a pro rata basis with other creditors holding such debt upon any insolvency, liquidation, dissolution, reorganization or bankruptcy.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender-liability claims.

Even though we may structure investments as senior loans, if one of our portfolio companies goes bankrupt, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders such as us can be subject to lender-liability claims when they become too involved in the borrower’s business or exercise control over the borrower.

Investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of dilution as a result of additional issuances. Even investments in preferred securities involve unique risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights.

Risks Related to Our Future Operation as a BDC

Our ability to enter into transactions with our affiliates will be restricted.

The 1940 Act prohibits us from participating in certain transactions with certain of our directors, officers and affiliates without the prior approval of our independent directors and, in some cases, the SEC. In this regard, any person owning, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in a portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If we acquire more than 25% of the voting securities of another entity, we and our officers and directors will be prohibited from buying or selling any security from or to such entity, or entering into prohibited joint transactions with such entity, absent the prior approval of the SEC.

BDC regulations will affect our ability to raise additional capital.

Our proposed business will likely require substantial capital. We may acquire additional capital by issuing senior securities or indebtedness, by issuing additional common shares or from securitization transactions. Nonetheless, we may be unable to raise additional capital on favorable terms, if at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. Our ability to pay dividends or issue additional senior securities would be restricted if our asset-coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. In such a case, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Changes in the laws or regulations governing our business, or in the interpretations thereof, and any failure by us to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws, regulations or the interpretations thereof that govern BDCs, RICs or non-depository commercial lenders, could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements, we may have to incur significant compliance expenses or we might have to restrict our operations. If we fail to comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines or criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If our primary investments are not deemed to be qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

To maintain qualification as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we fail to meet this “qualifying assets test,” we could be forced to dispose of certain investments, be precluded from investing in the manner described in this Memorandum, or lose our status as a BDC, any of which would have a material adverse effect on our business, financial condition and results of operations. The disposition of such investments may need to occur quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

If we are unable to qualify for RIC tax treatment, we will be subject to corporate-level income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify for tax treatment as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our shareholders as dividends. We will not qualify for this pass-through tax treatment, and thus will be subject to corporate-level federal income taxes, if we are unable to comply with the source of income, diversification and distribution requirements contained in the Code, or if we fail to maintain our registration under the 1940 Act. If we fail to qualify for RIC tax treatment, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to shareholders and the actual amount of our distributions. As such, any such failure would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from your investment in our common stock.

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

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board. Until January 21, 2013, we traded under the symbol “POKR.OB.” Effective January 22, 2013, our trading symbol changed to “MCVT.” The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2012 and 2011. The Company’s common shares did not begin trading on the OTC Bulletin Board until May 2009. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

		Quarter
Fiscal Year		First		Second		Third		Fourth

2012	High(1)	$5.61	(1)	$1.10	(1)	$0.77	(1)	$0.66
	Low(1)	$0.22	(1)	$0.66	(1)	$0.66	(1)	$0.66

2011	High(1)	$6.71	(1)	$5.50	(1)	$2.75	(1)	$2.75	(1)
	Low(1)	$0.66	(1)	$1.21	(1)	$0.88	(1)	$0.22	(1)

(1)	On September 10, 2012, our issued and outstanding common shares were combined on an 11-for-1 basis in a reverse stock split. All quotations prior to September 10, 2012 have been adjusted retroactively to reflect such split.

Holders

As of the date of this filing, we had approximately 193 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock. We do, however, intend to distribute dividends annually to our shareholders once we become an operating BDC as required by the Internal Revenue Code to be taxed as a regulated investment company. Our dividend payments may be subject to a dividend reinvestment plan (DRIP) that we are in the process of finalizing. See “Business – Dividend Reinvestment Plan” for further information (Item 1).

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, MCVT had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement” (as defined in Item 201 of Regulation S-K). Furthermore, as of the date of this filing, the Company is not a party to any equity compensation plan, nor is the Company obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

Recent Sales of Unregistered Securities

On November 9, 2012, we issued a total of 100,000 shares of common stock under a subscription agreement at $1.00 per share. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933. In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers and directors of the Company. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On March 31, June 30, September 30, and December 12, 2012, we issued shares of common stock to our Chief Executive Officer (aggregating to 29,636 shares) and Chief Financial Officer (aggregating to 29,636 shares) for officer compensation. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933. In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Act and (ii) executive officers and directors of the Company. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

On December 10, 2012, we issued at total of 301,400 shares of common stock in satisfaction of certain long term debt of the Company. The Company offered and sold the shares in reliance on the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933. In this regard, the recipients of the shares were (i) “accredited investors” as defined in Rule 501 under the Securities Ac, or (ii) executive officers and directors of the Company. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods

•	our need for additional financing

•	our inability, for any reason, to retain our executive management personnel

•	our informal relationships with third parties including in the venture capital and investing industry

•	the dependence of our future success on the general economy and its impact on the industries in which we invest

•	our ability to access debt markets and equity markets

•	the ability of our portfolio companies to achieve their objectives

•	our regulatory structure and tax status

•	the adequacy of our cash resources and working capital

•	the timing of cash flows, if any, from the operations of our portfolio companies

•	the timing, form and amount of any dividend distributions

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market

•	our ability to recover unrealized losses.

The foregoing list is not exhaustive. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

The results of operations for fiscal year 2012 are divided into two periods due to the Company’s registration as a BDC filed with the SEC on December 13, 2012. The period from January 1, 2012 through December 12, 2012, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from December 13, 2012 through December 31, 2012 reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the financial statements beginning December 13, 2012 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable.

Item	For the Period December 13, 2012 through December 31, 2012	For the Period January 1, 2012 through December 12, 2012	Year Ended December 31, 2011
Operating Expenses:
General Operating Expenses	$437	$17,555	$2,123
Legal and Accounting Expenses	2,478	95,813	57,742
Executive Management Compensation in Stock	-	48,000	48,000
Other Income (Expense)	-	(27,156)	(18,982)
Net Investment Loss / Net Loss	$(2,915)	$(188,524)	$(126,847)

As the table above demonstrates, we incurred selling, general and administrative expenses aggregating to $2,915, $161,368 and $107,865, for the period from December 13, 2012 through December 31, 2012, the period from January 1, 2012 through December 12, 2012 and the period ended December 31, 2011, respectively. A discussion of the various components of our general and administrative expenses for the period from December 13, 2012 through December 31, 2012, January 1, 2012 through December 12, 2012, and the fiscal year 2011 appears below.

General Operating Expenses. Our general operating expenses, which primarily include consulting, stock transfer fees, travel and miscellaneous office supply expenses, was $2,123 for the year ended December 31, 2011. Our general operating expenses were $437 for the period December 13, 2012 through December 31, 2012 and $17,555 for the period January 1, 2012 through December 12, 2012. In addition to increased travel expenses, we incurred non-recurring transfer-agent fees of $1,184 relating to our 1:11 reverse stock split and Company name change during the period January 1, 2012 through December 12, 2012.

Legal and Accounting Expenses. Our legal and accounting expenses were $2,478 for the period December 13, 2012 through December 31, 2012, $95,813 for the period January 1, 2012 through December 12, 2012, which included non-recurring professional fees relating to our 1:11 reverse stock split and name change, and $57,742 for the period ended December 31, 2011.

Executive Management Compensation. Executive management compensation aggregated to $0, $48,000 and $48,000 of share issuance for the periods December 13, 2012 through December 31, 2012, January 1, 2012 through December 12, 2012, and for the year ended December 31, 2011, respectively.

Interest expense for the period December 13, 2012 through December 31, 2012 was $0, $27,156 for the period January 1, 2012 through December 12, 2012, and $18,982 for the year ended December 31, 2011. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern Advisers, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

For the year ended December 31, 2011 and for the period January 1, 2012 through December 12, 2012, our net loss was $126,847 and $188,524, respectively. Our net investment loss for the period December 13, 2012 through December 31, 2012 was $2,915.

Our officer compensation expense during the period January 1, 2012 through December 12, 2012 and the 2011 period was in stock issuance whereas our consultant expense in both periods in 2012 and 2011 was in cash payments. We anticipate that compensation expense in fiscal 2013 for executive management and consultant service compensation to be cash payments. We also anticipate compensation expense for our executive management, consultant service compensation, and professional fees expenses to increase in 2013 given our operation as a BDC.

Liquidity and Capital Resources

The net loss for the period December 13, 2012 through December 31, 2012 was $2,915, or $0.00 per share, $188,524 for the period January 1, 2012 through December 12, 2012, or $0.18 per share, compared with a loss in 2011 of $126,847 or $0.13 per share.

Summary cash flow data is as follows:

	For the Period December 13, 2012 through December 31, 2012	For the Period January 1, 2012 through December 12, 2012	Year Ended December 31, 2011
Cash flows provided (used) by :
Operating activities	$(2,915)	$(91,281)	$(65,264)
Investing activities	-	-	-
Financing activities	-	675,000	85,000
Net increase (decrease) in cash	(2,915)	583,719	19,736
Cash, beginning of period	606,536	22,817	3,081
Cash, end of period	$603,621	$606,536	$22,817

Prior to Becoming a Business Development Company

As of December 31, 2012, we had $603,621 cash on hand and current liabilities of $540,546 of which $500,000 is a subscription payable. On December 10, 2012, substantially all of the outstanding promissory note balance held by Lantern Advisers, Douglas Polinsky and Joseph A. Geraci, II were converted to 289,600, 5,900 and 5,900 shares of common stock, respectively. We expect to pay, in cash, the unpaid interest accrued and the small remainder of principal.

We believe that our available cash, combined with expected cash flows from operations will be sufficient to fund our liquidity and capital expenditure requirements through March 31, 2014. Our expected short-term uses of available cash include the funding of operating activities and payment of additional professional fees and executive compensation related to our operations.

We anticipate raising additional funds through stock issuance and an increase in operating costs related to investment in certain securities.

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2012 or 2013. Given the Company’s business model, investment in capital resources is not required beyond investments in certain securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to investment valuation and interest and dividend income as a BDC. From December 13, 2012 through December 31, 2012, we did not have any portfolio investments.

Investment Valuation

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our executive management, audit committee and independent third-party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item	Page
Report of Independent Registered Public Accounting Firm on Financial Statements	17
Balance Sheets – December 31, 2012 and December 31, 2011	18
Statements of Operations – Period from December 13, 2012 through December 31, 2012, Period from January 1, 2012 through December 12, 2012, and Year ended December 31, 2011	19
Statements of Shareholders’ Equity (Deficit) – Years ended December 31, 2012 and December 31, 2011	21
Statements of Cash Flows – Period from December 13, 2012 through December 31, 2012, Period from January 1, 2012 through December 12, 2012 and Year ended December 31, 2011	23
Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (formerly known as Poker Magic, Inc.) as of December 31, 2012 and 2011, and the related statements of operations, shareholders' equity (deficit) and cash flows for the period from December 13, 2012 to December 31, 2012, the period from January 1, 2012 to December 12, 2012, and the year ended December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the period from December 13, 2012 to December 31, 2012, the period from January 1, 2012 to December 12, 2012, and the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 29, 2013

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$603,621	$22,817

Total Current Assets	603,621	22,817

Total Assets	$603,621	$22,817

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$25,162	$3,075
Accrued Royalty	619	619
Notes Payable Related Party – short-term	95	213,675
Interest Payable	14,670	334
Total Current Liabilities	40,546	217,703

Long-Term Liabilities
Subscription Payable	500,000	-
Total Long-Term Liabilities	500,000	-

Total Liabilities	540,546	217,703

Commitments and contingencies
Shareholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 1,504,422 and 1,043,657 shares.	1,504	1,044
Additional Paid-in Capital	1,221,236	772,296
Deficit Accumulated During the Development Stage	(1,159,665)	(968,226)
Total Shareholders’ Equity (Deficit)	63,075	(194,886)

Total Liabilities and Shareholders’ Equity	$603,621	$22,817

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Operations

	Prior to Becoming an Investment Company
	For the Period January 1, 2012 through December 12, 2012	Year Ended December 31, 2011
Revenues	$-	$-

Cost of Revenue	-	-

Gross Loss	-	-

Operating Expenses:
Selling, General and Administrative	161,368	107,865

Operating Loss:	(161,368)	(107,865)

Other Income (Expense)
Interest Income	-	-
Interest Expense	(27,156)	(18,982)
Total Other Income (Expense)	(27,156)	(18,982)

Net Loss	$(188,524)	$(126,847)

Basic and diluted net loss per common share	$(0.18)	$(0.13)

Weighted-average number of common shares outstanding	1,075,460	1,008,074

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Operations

As an Investment Company
For the Period December 13, 2012 through December 31, 2012
Investment Income	$-

Operating Expenses:
Professional Fees	1,736
Other	1,179
Total Operating Expenses	(2,915)

Net Investment Loss	$(2,915)

Basic and diluted net loss per common share	$(0.00)

Weighted-average number of common shares outstanding	1,492,422

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2010	1,000,748	$1,001	$724,339	$(841,379)	$(116,039)

Issuance of common stock for officers compensation at $5.50 per share on March 31, 2011 based on value of services rendered	2,182	2	11,998	-	12,000

Issuance of common stock for officers compensation at $1.32 per share on June 30, 2011 based on value of services rendered	9,091	9	11,991	-	12,000

Issuance of common stock for officers compensation at $2.75 per share on September 30, 2011 based on value of services rendered	4,363	5	11,995	-	12,000

Issuance of common stock for officers compensation at $0.44 per share on December 31, 2011 based on value of services rendered	27,273	27	11,973	-	12,000

Net Loss	-	-	-	(126,847)	(126,847)

Balance as of December 31, 2011	1,043,657	1,044	772,296	(968,226)	(194,886)

Issuance of common stock for officers compensation at $1.10 per share on March 31, 2012 based on value of services rendered	10,909	11	11,989	-	12,000

Issuance of common stock for officers compensation at $0.66 per share on June 30, 2012 based on value of services rendered	18,182	19	11,983	-	12,000

Issuance of common stock for officers compensation at $0.60 per share on September 30, 2012 based on value of services rendered	18,162	18	11,982	-	12,000

Rounding adjustment due to reverse stock split	112	(2)	-	-	-

Issuance of common stock for cash of $1.00 per share on November 9, 2012	100,000	100	99,900	-	100,000

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	5,900	6	5,894	-	5,900

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	5,900	6	5,894	-	5,900

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	289,600	290	289,310	-	289,600

Issuance of common stock for officers compensation at $1.00 per share on December 12, 2012 based on value of services rendered	12,000	$12	$11,988	$-	$12,000

Net Loss	-	-	-	(191,439)	(191,439)

Balance as of December 31, 2012	1,504,422	$1,504	$1,221,236	$(1,159,665)	$63,075

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Cash Flows

	As an Investment Company	Prior to Becoming an Investment Company
	For the Period December 13, 2012 through December 31, 2012	For the Period January 1, 2012 through December 12, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(2,915)	$(188,524)	$(126,847)

Adjustments to reconcile net loss to net cash used in operating activities:
Officers compensation expense paid in stock	-	48,000	48,000
Changes in operating assets and liabilities:
Accounts payable	-	22,087	(5,748)
Accrued royalty	-	-	349
Interest payable	-	27,156	18,982

Net cash used in operating activities	(2,915)	(91,281)	(65,264)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	100,000	-
Proceeds from subscription payable	-	500,000	-
Proceeds from note payable related party	-	75,000	85,000

Net cash provided by financing activities	-	675,000	85,000

Net increase (decrease) in cash	(2,915)	583,719	19,736

Cash, beginning of the period	606,536	22,817	3,081
Cash, end of the period	$603,621	$606,536	$22,817

Non-cash investing and financing activities:

Accrued interest converted into note payable	-		22,675

Conversion of notes payable – related party to equity	-		-

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Mill City Ventures III, Ltd. (the “Company”) is an investment company that was incorporated in the State of Minnesota on January 10, 2006 under the name Poker Magic, Inc.  Our business from January 10, 2006 (inception) through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we are an internally managed, non-diversified, closed-end investment Company under the 1940 Act. We intend to be regulated as a business development company (“BDC”) and to be taxed as a regulated investment company. As a BDC, we will primarily focus on investing in or lending to private companies and making managerial assistance available to such companies. A BDC provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately owned.

Our future revenues will relate to the earnings we receive from our portfolio investments. The Company’s objective is to obtain superior returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, fundless sponsors, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to applicable regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, the Company amended and restated its Articles of Incorporation.  The amendment and restatement included a change in the Company's name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

On February 7, 2013, the Company filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 notifying the SEC that we are closed-end company that will be operated for the purpose of making investments primarily in securities described in section 55(a)(1) through (3) of the 1940 Act and will make available significant managerial assistance with respect to issuers of such securities to the extent required by the Act.

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

Revenue recognition – Prior to becoming an investment company

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured. We did not generate any revenues for the years ended December 31, 2012 and 2011.

Interest and Dividend Income Recognition – As an investment company

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

From December 13, 2012 through December 31, 2012, we did not have any portfolio investments.

Investment Valuation

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our executive management, audit committee and independent third-party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Conversion to Investment Company

The results of operations for 2012 are divided into two periods. The period from January 1, 2012 through December 12, 2012, reflects the Company’s results prior to operating as an investment company under the 1940 Act, as amended. The period from December 13, 2012 through December 31, 2012, reflects the Company’s results as an investment company under the 1940 Act, as amended. Accounting principles used in the preparation of the financial statements beginning December 13, 2012 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Period December 13, 2012 through December 31, 2012	For the Period January 1, 2012 through December 12, 2012	Year Ended December 31, 2011
Numerator: Net Loss	$(2,915)	$(188,961)	$(126,847)
Denominator: Weighted-average number of common shares outstanding	1,492,422	1,075,460	1,008,074
Basic and diluted net loss per common share	$(0.00)	$(0.18)	$(0.13)

At December 31, 2012 and 2011, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At December 31, 2012 and December 31, 2011, $619 was owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ DEFICIT

Common stock

On March 31, 2011, the Company issued 2,182 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2011, the Company issued 9,091 shares of common stock for officer compensation with a fair value of $12,000.

On September 30, 2011, the Company issued 4,363 shares of common stock for officer compensation with a fair value of $12,000.

On December 31, 2011, the Company issued 27,273 shares of common stock for officer compensation with a fair value of $12,000.

On March 31, 2012, the Company issued 10,909 shares of common stock for officer compensation with a fair value of $12,000.

On June 30, 2012, the Company issued 18,182 shares of common stock for officer compensation with a fair value of $12,000.

On September 7, 2012, the Company’s shareholders approved a 1-for-11 combination (reverse split) of the Company’s common stock without a corresponding reduction in the number of authorized shares of the Company’s capital stock effective on September 10, 2012. A minor adjustment to outstanding shares occurred as a result of the reverse split.

On September 30, 2012, the Company issued 18,162 shares of common stock for officer compensation with a fair value of $12,000.

On November 9, 2012, the Company raised cash of $100,000 at $1.00 per share through the issuance of 100,000 shares of common stock.

On December 10, 2012, the Company issued 5,900 shares of common stock at $1.00 per share in satisfaction of a promissory note.

On December 10, 2012, the Company issued 5,900 shares of common stock at $1.00 per share in satisfaction of a promissory note.

On December 10, 2012, the Company issued 289,600 shares of common stock at $1.00 per share in satisfaction of a promissory note.

On December 31, 2012, the Company issued 12,000 shares of common stock for officer compensation with a fair value of $12,000.

At December 31, 2012, a total of 1,504,422 shares of common stock were issued and outstanding.

NOTE 5—FAIR VALUE OF INVESTMENTS

The fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels is explained below:

Level 1

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 securities. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2

Pricing inputs are other than used in Level 1, which include the closing bid price for unlisted marketable securities, which are available in active or inactive markets for identical investments or liabilities, other direct or indirect observable inputs that can be corroborated by market data or the use of models or other valuation methodologies as of the reporting date.

Level 3

Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

NOTE 6—MINIMUM ASSET COVERAGE

As we have elected to be treated as a BDC on February 7 2013, we will be required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. We were not BDC at December 31, 2012 or 2011.

NOTE 7—INCOME TAXES

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

At December 31, 2012, the Company had federal and state net operating loss carryforward of approximately $1,103,000 available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2028 if not used before such time to offset future taxable income or tax liabilities. The Company’s deferred tax asset is the net operating loss carryforward and the difference in patent amortization expense. The Company has established a valuation allowance of $466,000 and $390,000 at December 31, 2012 and 2011, respectively, against its deferred tax assets due to uncertainty surrounding the realization of such assets. The change in valuation allowance for the years ended December 31, 2012 and 2011 was $76,000 and $62,000, respectively. Current and future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Reconciliation between the federal statutory rate and the effective tax rates is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)
Valuation allowance	40.0	40.0
Effective tax rate	0.0%	0.0%

NOTE 8—NOTES PAYABLE RELATED PARTY

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

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC, a Minnesota limited liability company owned equally by Douglas Polinsky and Joseph A. Geraci, II (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due. On September 30, 2011, Lantern Advisers and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364. The new promissory note had the same terms as those contained in the original promissory notes and had a maturity date of March 31, 2012. On December 30, 2011, Lantern Advisers, LLC loaned the Company an additional $25,000 under terms and conditions set forth in an unsecured term promissory note. The Company consolidated this promissory note with the promissory note referenced above with a principal amount of $172,364 and unpaid interest of $5,172 for a new promissory note in the amount of $202,536. The new unsecured promissory note had the same terms as those contained in the original promissory notes and had a maturity date of June 30, 2012. Subsequently, Lantern Advisers agreed to renew the unsecured term promissory note and interest payable totaling $214,688 on June 30, 2012 for a term of three years. The promissory note had the same terms as those contained in the original promissory note and had a maturity date of June 30, 2015.

On June 1, 2012 and October 31, 2012, Lantern Advisers loaned the Company $25,000 and $50,000, respectively, under terms and conditions set forth in an unsecured term promissory notes for a term of three years.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity.

On December 10, 2012, the parties agreed to convert $301,400 of principal balance to 301,400 shares of common stock $1.00 per share. The remaining principal balance of $95 and accrued and unpaid interest owing were paid on March 6, 2013.

The Company incurred interest expense associated with the related party notes of $0 for the period from December 13, 2012 through December 31, 2012, $27,156 for the period from January 1, 2012 through December 12, 2012 and $18,982 for the year ended December 31, 2011.

Total short-term related-party notes at December 31, 2012 and 2011 were $95 and $213,675, respectively, and provided working capital for the Company.

NOTE 9—SUBSEQUENT EVENTS

Subscription Payable

On November 9, 2012, the Company received $500,000 from an accredited investor. The terms within the subscription agreement were finalized on March 6, 2013, which resulted in issuance of 500,000 shares of common stock at a per-share price of $1.00. The subscription agreement contains standard and customary representations, warranties and other terms and conditions.

Private Placement

On March 7, 2013, the Company closed on a total of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock. On March 20, 2013, the Company closed on an additional $1,315,000 from a private placement of common stock at a per-share price of $1.00, and issued 1,315,000 shares of common stock. Each of the subscription agreements contain standard and customary representations, warranties and other terms and conditions.

Investments

On March 1, 2013, the Company entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000.

On March 6, 2013, the Company entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein Mill City Ventures II, LP will sell 400,000 shares of Southern Plains Resources, Inc. common stock to the Company for an aggregate purchase price of $420,000.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A          CONTROLS AND PROCEDURES

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2012.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Mill City Ventures III, Ltd.

The management of Mill City Ventures III., Ltd. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	53	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	43	Director and Chief Financial Officer
Joseph Hammer	34	Director
Christopher Larson	41	Director
Laurence Zipkin	71	Director

Douglas M. Polinsky co-founded the Company in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also makes direct investments into public and private companies. Since 2007, Mr. Polinsky has been an independent director of Wizzard Software Corporation, a Pennsylvania-based company specializing in speech recognition technology.  Mr. Polinsky is a member of the Audit, Compensation and Governance and Nominating Committees of the Board of Directors.  Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas.

Joseph A. Geraci, II co-founded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II. LP, each a Minnesota limited partnership that invests directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota.  Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. Currently, Mr. Geraci is a managing principal and active investor in and through a number of private and special equities vehicles. In this regard, Mr. Geraci actively participates in the evaluation, negotiation and structuring of all investments made by these funds, as well as coordinating and executing exit strategies for such investments. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

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

Joseph Hammer has been employed since 2002 by LH Financial Services, a New York City based private equity firm.

Christopher Larson co-founded and acted as Chief Financial Officer of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the casino gaming industry, from 1999 to 2005. Mr. Larson also served on the Board of Directors of Cash Systems from 2001 to 2006 and on the Board of Directors of Western Capital Resources, Inc. from 2008 to 2009. From 2005 to 2011, Mr. Larson severed as President of National Cash & Credit a private financial services company. Mr. Larson is a certified public accountant.

Laurence Zipkin is nationally recognized for his expertise in the gaming industry, restaurants, and emerging small growth companies. From 1996 to 2006, Mr. Zipkin owned Oakridge Securities, Inc. where, as an investment banker, he successfully raised capital for various early growth-stage companies and advising clients with regard to private placements, initial public offerings, mergers, debt offerings, bridge and bank financings, developing business plans and evaluating cash needs and resources. He has extensive experience in the merger and acquisition field and has represented companies on both the buy and sell side. Since 2006, Mr. Zipkin has been self-employed, engaging in various consulting activities, owning and operating two restaurant properties, and purchasing distressed real estate. Mr. Zipkin is a licensed insurance agent for both life and health insurance. Mr. Zipkin attended the University of Pennsylvania Wharton School of Finance. Mr. Zipkin servers on the Board of Directors of GWG Holdings, Inc., a public reporting company, which board he joined in June 2011.

Code of Ethics

On August 5, 2008, our Board of Directors adopted a Code of Ethics for Management and Non-Management Employees, which included our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  On March 6, 2013, our Board of Directors adopted a new Code of Ethics, which supersedes the prior Code of Ethics. The new Code of Ethics contains different provisions than those set forth in our previous Code of Ethics in order to better monitor the compliance by our Company with the provisions of Section 57 of the 1940 Act and to form an important part of the Company’s comprehensive compliance plan under Rule 38-1 of the 1940 Act. Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 130 West Lake Street, Suite 300, Wayzata, MN 55391.

Changes to Board of Director Nomination Procedures

The Company has not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2012.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors formed an audit and compensation committee on March 19, 2013.

The members of the audit committee are Laurence Zipkin and Christopher Larson, each of whom is independent for purposes of the Investment Company Act. Mr. Zipkin currently serves as chair of the audit committee. The board has adopted a charter for the audit committee, which is filed as an exhibit to this report. The audit committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to its shareholders for ratification, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The audit committee is also responsible for aiding the board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. In addition, the audit committee is responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies.

The Board has determined that Mr. Zipkin is an “audit committee financial expert” within the meaning of the rules of the Commission.

The members of the compensation committee are Christopher Larson and Laurence Zipkin, each of whom is independent for purposes of the Investment Company Act. Mr. Larson currently serves as chair of the compensation committee. The board has adopted a charter for the compensation committee, which is filed as an exhibit to this report. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the common stock of the Company to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on its own review, the Company believes that Douglas M. Polinsky and Joseph A. Geraci, II, each made late filings with respect to transactions occurring during 2012, as follows: 5,455 shares of common stock issued by the Company effective as of March 31, 2012; 9,091 shares of common stock issued by the Company effective as of June 30, 2012; 9,091 shares of common stock issued by the Company as of September 30, 2012; 295,500 shares of common stock issued by the Company effective December 10, 2012; and 6,000 shares of common stock issued by the Company as of December 12, 2012.

ITEM 11     EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2012 and 2011 to the persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Douglas M. Polinsky,	2012	$0	(1)	$24,000	(2)	-	$24,000
Chief Executive Officer	2011	$0	(1)	$24,000	(3)	-	$24,000

Joseph A. Geraci, II,	2012	$0	(1)	$24,000	(2)	-	$24,000
Chief Financial Officer	2011	$0	(1)	$24,000	(3)	-	$24,000

(1)	The named executive did not receive a salary during the year ended December 31, 2012, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)	The named executive received a stock award of $24,000 for services rendered in 2012. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services during the year indicated.

(3)	The named executive received a stock award of $24,000 for services rendered in 2011. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services during the year indicated.

Employment Agreements with Executives

In March 2013, we entered into employment agreements with each of Messrs. Polinsky and Geraci. A summary of the material terms of those employment agreements is set forth below.

Mr. Polinsky’s Employment Agreement

Mr. Polinsky is being employed for a term of three years as the Company’s Chief Executive Officer and co-manager of the investment portfolio of the Company, and will receive an annual base salary of $50,000, which may be increased by the Compensation Committee of the Company’s Board of Directors on an annual basis. Mr. Polinsky is also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Polinksy’s base salary, as approved by the Compensation Committee of the Company’s Board of Directors. Mr. Polinsky will also receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Polinsky during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equals twenty percent (20%) of such net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation will be calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation will, among themselves, determine the manner in which they will participate in such compensation. At this time Messrs. Polinsky and Geraci are the only two officers or employees of the Company entitled to any Profit Sharing Compensation. Mr. Polinsky will also be entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company agrees that if it shall fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation will be calculated as if the Company were at all times qualified as a regulated investment company.

Upon termination of Mr. Polinsky’s employment agreement, Mr. Polinsky shall be entitled to receive the foregoing compensation through the date of termination, and reimbursement for any expenses incurred by Mr. Polinsky through the date of such termination. If the Company terminates Mr. Polinsky’s employment agreement for cause, it may offset against such payments any damages sustained by the Company as a result of the conduct constituting such cause.

Mr. Polinsky is prohibited from disclosing confidential information of the Company, and agreed not to solicit any employees of the Company during the term of the employment agreement and for a period of 12 months thereafter. Mr. Polinsky’s agreement contains other customary terms and conditions.

Mr. Geraci’s Employment Agreement

Mr. Geraci is being employed for a term of three years as the Company’s Chief Finanical Officer and co-manager of the investment portfolio of the Company. In addition, Mr. Geraci may serve, if appointed by the Board of Directors of the Company, as the Chief Compliance Officer/Designated Officer of the Company for purposes of the procedures and policies of the Company contemplated in Rule 38a-1 under the Investment Company Act of 1940.

Mr. Geraci will receive an annual base salary of $100,000, which may be increased by the Compensation Committee of the Company’s Board of Directors on an annual basis. Mr. Geraci is also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Geraci’s base salary, as approved by the Compensation Committee of the Company’s Board of Directors. Mr. Geraci will also receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Geraci during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equals twenty percent (20%) of such net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation will be calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation will, among themselves, determine the manner in which they will participate in such compensation. At this time Messrs. Polinsky and Geraci are the only two officers or employees of the Company entitled to any Profit Sharing Compensation. Mr. Geraci will also be entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company agrees that if it shall fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation will be calculated as if the Company were at all times qualified as a regulated investment company.

Upon termination of Mr. Geraci’s employment agreement, Mr. Geraci shall be entitled to receive the foregoing compensation through the date of termination, and reimbursement for any expenses incurred by Mr. Geraci through the date of such termination. If the Company terminates Mr. Geraci’s employment agreement for cause, it may offset against such payments any damages sustained by the Company as a result of the conduct constituting such cause.

Mr. Geraci is prohibited from disclosing confidential information of the Company, and agreed not to solicit any employees of the Company during the term of the employment agreement and for a period of 12 months thereafter. Mr. Geraci’s agreement contains other customary terms and conditions.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2012 held by any named executive. In addition, the Company has no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

The Company did not pay director compensation in 2012 or 2011; however, the Company reimbursed its directors for their expenses incurred in attending or participating in meetings of the board of directors or other Company-related meetings. Beginning in 2013, each of our non-employee directors earns $5,000 per calendar quarter (or prorated portion thereof) for services to the Company. In addition, we will reimburse our directors for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 27, 2013, we had outstanding 12,169,422 shares of common stock. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 27, 2013, by:

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

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	552,358	4.5%
Joseph A. Geraci, II (3)	556,130	4.6%
Joseph Hammer (4)	-	*
Christopher Larson (5)	-	*
Laurence Zipkin (6)	-	*
All current directors and executive officers as a group (7) (five persons)	818,433	6.7%
Neal Linnihan 8154 Ingberg Circle Stillwater, MN 55082	2,500,000	20.5%
Scott and Elizabeth Zbikowski (8) 109 S.W. 50th Street Cape Coral, FL 33914	1,865,000	15.3%
Ervin Kramer 18 10th Street N.W. Adams, MN 55909	1,087,728	8.9%
Donald Schreifels 6900 Wedgewood Drive Maple Grove, MN 55311	1,060,001	8.7%
David Bester 19366 Century Court Farmington, MN 55024	1,000,000	8.2%
Patrick Kinney (9) 5615 Gatewood Lane Greendale, WI 53129	942,278	7.7%
William Hartzell 22990 Imme Road Siren, WI 54872	650,000	5.3%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 248,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Hammer is a director of the Company.

(5)	Mr. Larson is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Consists of Messrs. Polinsky, Geraci, Hammer, Larson and Zipkin.

(8)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(9)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2012, the Company’s officers and directors (Douglas Polinsky and Joseph A. Geraci, II) loaned the Company a total of $75,000 through Lantern Advisers, LLC, a Minnesota limited liability company co-owned by them. Loaned funds were advanced to the Company on June 1, 2012 (in the amount of $25,000) and October 31, 2012 (in the amount of $50,000). In each case, loans were made under terms and conditions set forth in an unsecured term promissory note providing for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, with accrued interest be paid on a monthly basis until the anniversary of the loan, at which time the entire unpaid principal balance of the promissory note will become due.

On December 10, 2012, the parties agreed to convert substantially all of the outstanding principal balance owed on the promissory notes to stock and pay the remaining principal balance and accrued and unpaid interest no later than April 1, 2013. Total related party notes at December 31, 2012 and December 31, 2011 were $95 and $213,675, respectively. The related party notes provided working capital for the Company.

Director Independence

The Company currently has five directors, three of whom—Messrs. Joseph Hammer, Christopher Larson and Laurence Zipkin, are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company is not subject to those listing standards, however, because its common stock is not listed for trading on a Nasdaq market. None of our independent directors are “interested persons” as that term is defined in the 1940 Act. Based upon information requested from each such director concerning his background, employment and affiliations, the board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. The Board of Directors has an audit and compensation committee.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2011	2012
Audit Fees	$28,000	$28,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$28,000	$28,000

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for years ended 2011 and 2012 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2011 and 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements
Balance Sheets – December 31, 2012 and December 31, 2011
Statements of Operations – Period from December 13, 2012 through December 31, 2012, Period from January 1, 2012 through December 12, 2012, and Year ended December 31, 2011

Statement of Shareholders’ Equity (Deficit) – Years ended December 31, 2012 and December 31, 2011

Statements of Cash Flows – Period from December 13, 2012 through December 31, 2012, Period from January 1, 2012 through December 12, 2012, and Year ended December 31, 2011

Notes to Financial Statements

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 23, 2013)

3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)

10.1	Promissory Note with Joseph A. Geraci, II, dated April 1, 2012 *

10.2	Promissory Note with Douglas Polinsky, dated April 1, 2012 *

10.3	Promissory Note with Lantern Advisers, LLC, dated June 1, 2012 *

10.4	Promissory Note with Lantern Advisers, LLC, dated July 1, 2012 *

10.5	Promissory Note with Lantern Advisers, LLC, dated October 31, 2012 *

10.6	Conversion Agreement with Lantern Advisers, LLC, Joseph A. Geraci, II, and Douglas M. Polinsky, dated effective as of December 12, 2012 *

10.7	Employment Agreement with Douglas M. Polinsky dated effective March 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2013)

10.8	Employment Agreement with Joseph A. Geraci, II, dated effective March 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 25, 2013)

14.1	Code of Ethics *

31.1	Section 302 Certification of the Chief Executive Officer *

31.2	Section 302 Certification of the Chief Financial Officer *

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 29, 2013
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 29, 2013
Joseph A. Geraci, II	(principal accounting and financial officer)

