Form 10-Q
period 2013-03-31
Mill City Ventures III, Ltd
filed 2013-05-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 14, 2013 there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION
Item 6. Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS

Investments, at fair value (cost of $525,000)	$525,000	$-

Cash	10,180,800	603,621
Prepaid expenses	132,206	-
Total Assets	$10,838,006	$603,621

LIABILITIES

Current Liabilities
Accounts payable	215,962	25,162
Accrued wages	80,737	-
Accrued royalty	619	619
Notes payable – related-party short-term	-	95
Interest payable	236	14,670
Total Current Liabilities	297,554	40,546

Long-Term Liabilities
Subscription payable	-	500,000
Total Long-Term Liabilities	-	500,000

Total Liabilities	297,554	540,546

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 and 1,504,422 issued and outstanding, respectively)	12,169	1,504
Additional Paid-in Capital	11,875,571	1,221,236
Accumulated Deficit	(1,347,288)	(1,159,665)
Total Shareholders’ Equity	10,540,452	63,075

Total Liabilities and Shareholders’ Equity	$10,838,006	$603,621

Net Asset Value Per Common Share	$0.87	$0.04

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statement of Operations

(unaudited)

As a Business Development Company
Three Months Ended March 31, 2013
Investment Income
Interest income	$3,562
Total Investment Income	3,562

Operating Expenses
Professional fees	82,259
Payroll expense	80,737
Registration statement expense	23,305
Insurance expense	2,641
Other general and administrative expenses	2,243
Total Operating Expenses	191,185
Net Investment Loss	(187,623)

Net Decrease in Shareholders’ Equity Resulting from Operations	$(187,623)

Basic and diluted net loss per common share	$(0.04)

Weighted-average number of common shares outstanding	4,262,366

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statement of Operations

(unaudited)

Prior to Becoming a Business Development Company
Three Months Ended March 31, 2012
Revenues	$-

Cost of revenues	-

Gross loss	-

Operating expenses:
Selling, general and administrative	42,859

Operating Loss	(42,859)

Other Expense
Interest expense	(6,410)
Total Other Expense	(6,410)

Net Loss	$(49,269)

Basic and diluted net loss per common share	$(0.05)

Weighted-average number of common shares outstanding	1,043,657

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Cash Flows

(unaudited)

	As a Business Development Company	Prior to Becoming a Business Development Company
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net decrease in net assets / Net loss from operations	$(187,623)	$(49,269)

Adjustments to reconcile net decrease in net assets / net loss resulting from operations to net cash used in operating activities:
Payments for purchases of investments	(525,000)	-
Officers compensation paid in stock	-	12,000

Changes in operating assets and liabilities:
Prepaid expenses	(132,206)
Accounts payable	190,800	11,295
Interest payable	(14,434)	6,410
Accrued payroll	80,737	-

Net cash used in operating activities	(587,726)	(19,564)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,165,000	-
Payment on notes payable related party	(95)	-

Net cash provided by financing activities	10,164,905	-

Net increase (decrease) in cash	9,577,179	(19,564)

Cash, beginning of the period	603,621	22,817
Cash, end of the period	$10,180,800	$3,253

Non-cash financing activities:
Accrued interest converted into note payable	$-	$668
Conversion of subscription payable to common stock	$500,000	$-

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Financial Highlights

As a Business Development Company
Three Months Ended March 31, 2013

Per Share Data
Net asset value at beginning of the period	$0.04
Net investment loss	(0.02)
Net increase in net assets as a result of private offering	0.85
Net asset value at end of period	$0.87

Ratio / Supplemental Data
Per share market value at end of period	$0.04
Shares outstanding at end of period	12,169,422
Average weighted shares outstanding for period	4,262,366
Net assets at end of period	$10,540,452
Average net assets (1)	$3,921,511
Portfolio turnover rate (2)	66.45%
Ratio of operating expenses to average net assets (2)	(18.03)%
Ratio of net investment loss to average net assets (2)	(18.35)%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Schedule of Investments

As of March 31, 2013

Percentages shown represent the percentage of fair value to net assets.

	Industry	Investments	Shares	Cost	Fair Value
PRIVATE INVESTMENTS (5.0%)
Great Plains Sands, LLC (1.0%)	Oil & Gas	Limited Liability Company Investment	105,000	$105,000	$105,000
Southern Plains Resources, Inc. (4.0%)	Oil & Gas	Common Stock	400,000	420,000	420,000

TOTAL INVESTMENTS				$525,000	$525,000

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Notes to Financial Statements

March 31, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Mill City Ventures III, Ltd. (the “Company”) is s business development company that was incorporated in the State of Minnesota on January 10, 2006 under the name Poker Magic, Inc.  Our business from January 10, 2006 (inception) through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we are an internally managed, non-diversified, closed-end investment Company under the 1940 Act. On February 7, 2013, we filed Form N-54A, notifying the SEC of our election to become a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. We are regulated as a BDC and plan to be taxed as a regulated investment company. As a BDC, we primarily focus on investing in or lending to private companies and making managerial assistance available to such companies. A BDC provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately owned.

Our future revenues will relate to the earnings we receive from our portfolio investments. The Company’s objective is to obtain superior returns from investments in securities and other investment opportunities available to BDCs under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, fundless sponsors, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to applicable BDC regulations set forth in the 1940 Act, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, the Company amended and restated its Articles of Incorporation.  The amendment and restatement included a change in the Company's name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

Interim financial information

The balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

In the normal course of business, the Company may utilize derivative financial instruments (principally options) in connection with its proprietary trading activities. The Company records its derivative activities at fair value. Gains and losses from derivative financial instruments are included in net gain (loss) on investments in the statement of operations.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Allocation of Net Gains and Losses

All income, gains, losses, deductions and credits for any investment are allocated to shareholders whose capital was used to purchase such investments. Allocations are made in a manner proportionate to the shares owned.

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

Revenue recognition – Prior to becoming an Investment Company

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured. We did not generate any revenues for the year ended December 31, 2012.

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

Our investment portfolio investments at March 31, 2013 and December 31, 2012 were $525,000 and $0, respectively.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team provides the investment advisory, management and service of the Company’s investments as part of their employment responsibilities.

Conversion to Investment Company

The results of operations for the three month period ended March 31, 2012 reflects the Company’s results prior to operating as an investment company under the 1940 Act, as amended while the three month period ended March 31, 2013 reflects the Company’s results as an investment company under the 1940 Act, as amended. Accounting principles used in the preparation of the financial statements as an investment company under the 1940 Act are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

NOTE 2— NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Numerator: Net Loss	$(187,623)	$(49,269)
Denominator: Weighted-average number of common shares outstanding	4,262,366	1,043,657
Basic and diluted net loss per common share	$(0.04)	$(0.05)

At March 31, 2013 and 2012, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At March 31, 2013 and March 31, 2012, $619 was owed to Select Video under this agreement.

NOTE 4—SHAREHOLDERS’ DEFICIT

Common stock

On March 6, 2013, the Company converted a $500,000 subscription payable to 500,000 shares of common stock at $1.00 per share.

On March 6, 2013, the Company raised cash of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock.

On March 20, 2013 the Company raised cash of $1,315,000 from a private placement of common stock at a per-share price of $1.00 and issued 1,315,000 shares of common stock.

At March 31, 2013, a total of 12,169,422 shares of common stock were issued and outstanding.

NOTE 5—FAIR VALUE OF INVESTMENTS

Investment Risks

The Company’s investments are subject to a variety of risks. Those risks include the following:

Market Risk

Market risk represents the potential loss that can be caused by a change in the fair value of the instrument.

Credit Risk

Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

Fair Value Hierarchy

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Great Plains Sand, LLC	$-	$-	$105,000	$105,000
Southern Plains Resources, Inc.	-	-	420,000	420,000

Total	$-	$-	$525,000	$525,000

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Balance, December 31, 2012	$-
Net losses (realized and unrealized) included in change in investments	-
Transfers into/out of Level 3	-
Purchases and sales, net	525,000

Balance, March 31, 2013	$525,000

NOTE 6—MINIMUM ASSET COVERAGE

We plan to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of March 31, 2013, the Company had total net assets of $10,540,452 and total senior securities and borrowings (including accrued interest payable) of $236, which asset coverage is in excess of the minimum coverage ratio for a BDC.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in-capital. The Company did not have any taxable income for the three month period ended March 31, 2013.

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

On December 10, 2012, the parties agreed to convert $301,400 of principal balance to 301,400 shares of common stock $1.00 per share. The remaining principal balance of $95 and significantly all of the accrued and unpaid interest owing were paid on March 6, 2013.

The Company incurred interest expense associated with the related party notes of $0 and $6,410 for the three month period ended March 31, 2013 and 2012, respectively.

Total short-term related-party notes at March 31, 2013 and December 31, 2012 were $0 and $95, respectively.

NOTE 9—SUBSEQUENT EVENTS

On May 3, 2013, the Company entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase for $400,000 a total of 400 shares of Series C Preferred Stock and warrants to purchase an aggregate of 163,934 shares of common stock of CombiMatrix, to occur in two separate closings.  The first closing occurred on May 3, 2013, pursuant to which the Company paid $200,000 for 200 shares of Series C Preferred Stock and a warrant to purchase 81,967 shares of CombiMatrix at an exercise price of $3.77 per share.  The second closing will occur when certain events and milestones are achieved by CombiMatrix, including, but not limited to, the approval of the issuance of additional shares by the stockholders of CombMatrix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form N-2 filed with the SEC on April 1, 2013 and our Form 10-K filed with the SEC on March 29, 2013 related to our year ended December 31, 2012.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements based on the current expectations of the management of our company, Mill City Ventures III, Ltd. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt-to-asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this prospectus should not be regarded as a representation by us that our plans or objectives will be achieved.

Some of the forward-looking statements contained in this prospectus include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and to be taxed as a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

The foregoing list is not exhaustive.  In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Mill City Ventures III, Ltd. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report. The forward-looking statements made in this prospectus relate only to events as of the date on which the statements are made and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

General Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (“MCVT,” the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. We are regulated as a BDC and plan to be taxed as a regulated investment company.

Business Model and Strategy

As a BDC, we primarily focus on investing in or lending to private companies and making managerial assistance available to such companies. A BDC provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately owned.

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

We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to applicable BDC regulations set forth in the 1940 Act, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Highlights for the Three Months Ended March 31, 2013

Investment Transactions

On March 6, 2013, we purchased 400,000 shares of Southern Plains’ common stock, representing 1.45% of its outstanding capital stock, for a purchase price of $420,000. Southern Plains is engaged in the business of acquiring acreage in prospective natural resource lands across the Rocky Mountain region and Williston Basin in the United States, with a primary focus on crude oil, acting as a non-operating participant in oil and gas exploration and development. Southern Plains is located at 510 East Locust Street, Second Floor, Des Moines, Iowa 50309.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC for the purchase of 1 Class A Membership Unit for $105,000, representing 0.5% of its outstanding Class A Membership Units. Great Plains mines, processes and distributes frac sand in Jordan, Minnesota. Great Plains is located at 15870 Johnson Memorial Drive, Jordan, Minnesota 55352.

Material Changes in Assets and Liabilities

Our prepaid expenses for the three month period ended March 31, 2013 was $132,206 compared to $0 for the year ended December 31, 2012. The increase relates to our annual insurance and fidelity bond premiums which will be amortized ratably over the covered period.

Our accounts payable for the three month period ended March 31, 2013 were $215,962 compared to $25,162 for the year ended December 31, 2012. The increase is primarily due to one-time professional fees related to our change from an operating company to a BDC, fees related to our private offering, and our annual insurance and fidelity bond premiums.

Our accrued payroll for the three month period ended March 31, 2013 was $80,737 compared to $0 for the year ended December 31, 2012. The increase relates to executive salary and bonus compensation. Prior to December 13, 2012, our executive management were compensated through stock issuances.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The results of operations for the three month period ended March 31, 2013 reflects the Company’s results as a BDC under the 1940 Act. The results for the three month period ended March 31, 2012 reflect the Company’s results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for the three month period ended March 31, 2013 are different than those for the three month period ended March 31, 2012 and, therefore, the financial position and results of operations of these periods are not directly comparable.

	As a BDC		Prior to Becoming a BDC
Item	For the Three Month Period Ended March 31, 2013	% of 2013 Net Loss	For the Three Month Period Ended March 31, 2012	% of 2012 Net Loss
Investment Income	$3,562	(1.9)%	$-	-%

Operating Expenses:
Professional fees	82,259	43.9%	30,412	61.7%
Payroll expense	80,737	43.0%	-	-%
Registration statement expense	23,305	12.4%	-	-%
Insurance expense	2,641	1.4%	-	-%
Executive management compensation in stock	-	-%	12,000	24.4%
Interest expense	-	-%	6,410	13.0%
Other general and administrative	2,243	1.2%	447	0.9%
Net Investment Loss / Net Loss	$(187,623)	100.0%	$(49,269)	100.0%

As the table above demonstrates, we incurred operating expenses of $191,185 and $49,269 for the three month periods ended March 31, 2013 and 2012, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $30,412 for the three month period ended March 31, 2012 compared to $82,259 for the three month period ended March 31, 2013 which included non-recurring professional fees relating to our conversion to a BDC, our private placement offering and expenses related to the appointment of additional directors to our Board.

Payroll expense and executive management compensation. During the three month period ended March 31, 2013, we incurred $80,737 in payroll expense for our executive management. During the three month period ended March 31 2012, our executive management compensation of $12,000 was in common stock issuances.

Registration statement expense. Our registration statement expenses for the three month periods ended March 31, 2013 and 2012 were $23,305 and $0. Our expenses incurred during the three month period ended March 31, 2013 relate to the preparation and filing of our Form N-2 Registration Statement filed with the SEC on April 1, 2013.

Interest expense for the three month period ended March 31, 2013 was $0 and $6,410 for the three month period ended March 31, 2012. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern Advisers, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

For the three month period ended March 31, 2013, our net investment loss was $187,623. Our net loss for the three month period ended March 31, 2012 was $49,269.

We anticipate our compensation expense for our executive management, professional fees and insurance expenses to increase in 2013 given our operation as a BDC.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2013	2012
Cash flows provided (used) by :
Operating activities	$(587,726)	$(19,564)
Investing activities	-	-
Financing activities	10,164,905	-
Net increase (decrease) in cash	9,577,179	(19,564)
Cash, beginning of period	603,621	22,817
Cash, end of period	$10,180,800	$3,253

The cash used in operating activities for the three month period ended March 31, 2013 was primarily from our investment transactions offset in part by an increase in accrued liabilities. The cash used in operating activities for the three month period ended March 31, 2012 was primarily from an increase in interest expense and accrued liabilities.

On November 9, 2012, the Company received $500,000 from an accredited investor. The terms within the subscription agreement were finalized on March 6, 2013, which resulted in the issuance of 500,000 shares of common stock at a per-share price of $1.00.

On March 7, 2013, the Company closed on a total of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock. On March 20, 2013, the Company closed on an additional $1,315,000 from a private placement of common stock at a per-share price of $1.00, and issued 1,315,000 shares of common stock.

Regulation as a BDC

As a BDC, we are regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies, or certain small-cap public companies, and, with limited exceptions, making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned or small-cap public companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy; or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are generally not able to sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing shareholders, (ii) with the consent of shareholders holding a majority of our common stock, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve our policy and practice of making such sales. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to our existing shareholders, in payment of dividends and in certain other limited circumstances. No such offerings have occurred as of the date of this filing.

Senior Securities; Coverage Ratio

As a BDC, we are generally required to meet an asset-coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

As a BDC, we are generally not permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

Qualifying Assets and Significant Managerial Assistance

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company,” (as defined in the 1940 Act) or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The 1940 Act defines an “eligible portfolio company” as any issuer which: (a) is organized under the laws of, and has its principal place of business in, the United States; (b) is not an investment company (other than a wholly owned small business investment company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (c) satisfies any one of the following three criteria:

•	(i) does not have any class of securities that is traded on a national securities exchange or (ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•	is controlled by us or a group of companies including us (with “control” being presumed to exist where we or our group holds at least 25% of the voting securities of the issuer) and we have an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, from any other person or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We will offer to provide managerial assistance to our portfolio companies.

In addition to the foregoing description of “qualifying assets,” (i) certain types of follow-on investments in issuers that no longer satisfy the definition of “eligible portfolio company” may nonetheless be “qualifying assets” as well as (ii) office furniture, equipment, real estate interests and leasehold improvements (as described in Sections 55(a)(1)(B) and 55(a)(7), respectively, of the 1940 Act).

Temporary Investments

Temporary investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment.

Capital Expenditures

The Company did not have and does not plan to have any material commitments for capital expenditures in 2012 or 2013. Given the Company’s business model as a BDC, material investments in capital resources is not required.

Critical Accounting Policies

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

Further information on our critical accounting policies and use of estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC in March 2013.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Interest rate risk is the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net investment income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. At this time none of our investments are tied to any variable interest rates, but in the future we may plan to borrow money at fixed or variable interest rates to make investments. In such circumstances, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three-month period ended March 31, 2013, we did not engage in interest rate hedging activities.

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

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we began to develop and revise our processes and related internal controls to reflect our conversion to a BDC, including but not limited to, valuation of our investments and the oversight role of our Audit Committee.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: May 15, 2013

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 15, 2013

