Form 10-Q
period 2013-06-30
Mill City Ventures III, Ltd
filed 2013-08-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013 there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 6. Exhibits	24

SIGNATURES	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Balance Sheets

ASSETS	June 30, 2013 (unaudited)	December 31, 2012 (audited)

Investments, at fair value	$1,212,160	$-
Non-control / Non-affiliate investments (cost of $971,833 and $0, respectively)

Cash	9,497,552	603,621
Interest and dividends receivable	67	-
Prepaid expenses	111,686	-
Total Assets	$10,821,465	$603,621

LIABILITIES

Current Liabilities
Accounts payable	61,557	25,162
Accrued wages	40,369	-
Accrued directors’ fees	15,000	-
Accrued royalty	619	619
Notes payable – related-party short-term	-	95
Interest payable	-	14,670
Total Current Liabilities	117,545	40,546

Long-Term Liabilities
Subscription payable	-	500,000
Total Long-Term Liabilities	-	500,000

Total Liabilities	117,545	540,546

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 and 1,504,422 issued and outstanding, respectively)	12,169	1,504
Additional paid-in capital	11,875,571	1,221,236
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(341,658)	-
Accumulated undistributed net realized gains on investment transactions	77,176	-
Net unrealized appreciation in value of investments	240,327	-
Total Shareholders’ Equity	10,703,920	63,075

Total Liabilities and Shareholders’ Equity	$10,821,465	$603,621

Net Asset Value Per Common Share	$0.88	$0.04

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statement of Operations

(unaudited)

	As a Business Development Company
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Investment Income
Interest income	$4,927	$8,489
Dividend income
Non-affiliate investments	1,923	1,923
Total Investment Income	6,850	10,412

Operating Expenses
Professional fees	53,688	135,947
Payroll expense	40,528	121,265
Registration statement expense	5,060	28,365
Insurance expense	33,714	36,355
Directors’ fees expense	15,000	15,000
Other general and administrative expenses	12,895	15,138
Total Operating Expenses	160,885	352,070
Net Investment Loss	(154,035)	(341,658)

Realized and Unrealized Gain on Investments
Net realized gain on investments	77,176	77,176
Net change in unrealized appreciation on investments	240,327	240,327
Net realized and Unrealized Gain on Investments	317,503	317,503

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$163,468	$(24,155)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.01	$(0.00)

Weighted-average number of common shares outstanding	12,169,422	8,237,737

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statement of Operations

(unaudited)

	Prior to Becoming a Business Development Company
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$-	$-

Cost of revenues	-	-

Gross loss	-	-

Operating expenses:
Selling, general and administrative	20,768	63,627

Operating Loss	(20,768)	(63,627)

Other Expense
Interest expense	(6,680)	(13,090)
Total Other Expense	(6,680)	(13,090)

Net Loss	$(27,448)	$(76,717)

Basic and diluted net loss per common share	$(0.03)	$(0.07)

Weighted-average number of common shares outstanding	1,054,566	1,049,111

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Cash Flows

(unaudited)

	As a Business Development Company	Prior to Becoming a Business Development Company
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net (decrease) in net asset value resulting from operations / Net loss from operations	$(24,155)	$(76,717)

Adjustments to reconcile net decrease in net assets / net loss resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	(240,327)	-
Net realized gain on investments	(77,176)	-
Payments for purchases of investments	(1,076,833)	-
Sales of investments in securities	182,176	-
Officers compensation paid in stock		24,000

Changes in operating assets and liabilities:
Prepaid expenses	(111,686)	-
Interest and dividends receivable	(67)	-
Accounts payable	36,395	7,457
Accrued directors’ fees	15,000	-
Interest payable	(14,670)	13,090
Accrued payroll	40,369	-

Net cash used in operating activities	(1,270,974)	(32,170)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,165,000	-
Payment on notes payable related party	(95)	25,000

Net cash provided by financing activities	10,164,905	25,000

Net increase (decrease) in cash	8,893,931	(7,170)

Cash, beginning of the period	603,621	22,817
Cash, end of the period	$9,497,552	$15,647

Non-cash financing activities:
Accrued interest converted into note payable	$-	$12,820
Conversion of subscription payable to common stock	$500,000	$-

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Financial Highlights

As a Business Development Company
Six Months Ended June 30, 2013

Per Share Data
Net asset value at beginning of the period	$0.04
Net investment loss	(0.03)
Net realized and unrealized gains	0.03
Net increase in net assets as a result of private offering	0.84
Net asset value at end of period	$0.88

Ratio / Supplemental Data
Per share market value at end of period	$0.10
Shares outstanding at end of period	12,169,422
Average weighted shares outstanding for period	8,237,737
Net assets at end of period	$10,703,920
Average net assets (1)	$6,778,832
Portfolio turnover rate (2)	2.69%
Ratio of operating expenses to average net assets (2)	(10.20)%
Ratio of net investment loss to average net assets (2)	(9.90)%
Ratio of realized gains to average net assets (2)	2.31%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Schedule of Investments

As of June 30, 2013

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	FV Level

Non-affiliate Investments
Southern Plains Resources, Inc. Des Moines, IA	Oil & Gas	3/14/13	Common Stock	400,000	$420,000	$620,000	5.8%	3

Combimatrix Corporation Snoquaimie, WA	Medical Diagnostic	5/6/13	6% Series C Convertible Preferred Stock and Warrants [1]	400	400,000	440,252		3
			Common Stock	600	1,833	1,908		1
					401,833	442,160	4.1%

MAX 4G, Inc. Eden Prairie, MN	Information Technology	6/14/13	Series B Convertible Preferred Stock	300,000	150,000	150,000	1.4%	3

TOTAL INVESTMENTS					$971,833	$1,212,160

1 Comprised of 81,967 warrants with an exercise price of $3.77 per share and 81,967 warrants with an exercise price of $3.55 per share. The fair market value of the common stock warrants has not been separated from the fair market value of the preferred stock.

None of these investments presently meet the criteria for “eligible portfolio companies” due to the fact that the Company has not made significant managerial assistance available to them, as required of such investments under Rule 2(a)48 under the 1940 Act.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Notes to Financial Statements

June 30, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Mill City Ventures III, Ltd. (the “Company”) is a business development company that was incorporated in the State of Minnesota on January 10, 2006 under the name Poker Magic, Inc.  Our business from January 10, 2006 (inception) through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we are an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, notifying the SEC of our election to become a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately-held and publicly-traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately owned.

Our future revenues will relate to the earnings we receive from our portfolio investments. The Company’s objective is to obtain superior returns from investments in securities and other investment opportunities available to BDCs under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, fundless sponsors, our Board of Directors, and owners and operators of businesses. We will base our investment decisions on our analyses of potential growth prospects for business operations and asset valuations. Subject to applicable BDC regulations set forth in the 1940 Act, we plan to invest in private companies, small capitalization companies, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, the Company amended and restated its Articles of Incorporation.  The amendment and restatement included a change in the Company's name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

Interim financial information

The balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Deposits

The Company maintains its cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, receivable from sale of investment, interest and dividend receivable, prepaid expenses, accounts payable and notes payable approximate fair value due to their relatively short maturities.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

Realized Gains and Losses, Interest and Dividend Income Recognition – As an Investment Company

Realized gains or losses on the sale of investments are calculated using the specific investment method.

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

Our investment portfolio investments at June 30, 2013 and December 31, 2012 were $1,212,160 and $0, respectively.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

Conversion to Investment Company

The results of operations for the three and six month periods ended June 30, 2012 reflects the Company’s results prior to operating as an investment company under the 1940 Act, while the three and six month periods ended June 30, 2013 reflects the Company’s results as an investment company under the 1940 Act. Accounting principles used in the preparation of the financial statements as an investment company under the 1940 Act are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends Accounting Standards Codification Topic 946 “Financial Services – Investment Companies” by: (1) Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this update will be effective for fiscal periods beginning December 15, 2013. Early adoption of these amendments is not permitted. We are assessing the impact of ASU 2013-08 on our financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed financial statements.

NOTE 2— NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

Basic net increase resulting from operations and net loss per common share is computed by dividing net decrease in shareholders’ equity resulting from operations or net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator: Net increase (decrease) in net assets resulting from operations / Net loss	$163,468	$(27,448)	$(24,155)	$(76,717)
Denominator: Weighted-average number of common shares outstanding, basic and diluted	12,169,422	1,054,566	8,237,737	1,049,111
Basic and diluted net increase resulting from operations / net (loss) per common share	$0.01	$(0.03)	$0.00	$(0.07)

At June 30, 2013 and 2012, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Asset Purchase Agreement

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At June 30, 2013 and June 30, 2012, $619 was owed to Select Video under this agreement.

Temporary Office Space

On April 1, 2013, the Company entered into an informal arrangement with the CEO and CFO to utilize their respective office space temporarily until a long-term leased space was located, build-out completed and available for occupancy. Each of the CEO and CFO shall be reimbursed $1,500 per month until such time as the leased space is available for occupancy.

At June 30, 2013 and June 30, 2012, $9,000 and $0 was owed under the temporary office space agreements. The total rent expense for the three and six month period ended June 30, 2013 was $9,000.

Lease

On June 6, 2013, the Company entered into an agreement to lease 1,887 square feet of commercial space, for a period of 62 months, commencing September 1, 2013 and ending October 31, 2018.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2013	$7,076
2014	42,615
2015	43,558
2016	44,502
2017	45,445
2018	38,527
TOTAL	$221,723

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

At June 30, 2013, a total of 12,169,422 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Southern Plains Resources, Inc.	$-	$-	$620,000	$620,000
Combimatrix	1,908	-	440,252	442,160
MAX 4G	-	-	150,000	150,000

Total	$1,908	$-	$1,210,252	$1,212,160

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2012	$-
Total realized gain, net	77,176
Change in unrealized appreciation	240,252
Net realized and unrealized gain	317,428
Purchases of portfolio investments	1,075,000
Sales of investments	(182,176)
Fair value, June 30, 2013	$1,210,252

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at June 30, 2013	$240,252

Portfolio Investments

At June 30, 2013, we had invested in three long-term portfolio investments, which had an amortized cost of $971,833 and a fair value of $1,212,160. At June 30, 2012 we were not an investment company.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, the Company received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. The fair value of the Southern Plains investment at June 30, 2013 was $620,000 and our cost remained at $420,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. Our cost for the CombiMatrix investment was $401,833 and the fair value at June 30, 2013 was $442,160.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At June 30, 2013, the cost and fair value of the MAX4G investment was $150,000.

NOTE 6—MINIMUM ASSET COVERAGE

We have elected to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of June 30, 2013, the Company had total net assets of $10,703,920 and total senior securities and borrowings (including accrued interest payable) of $0, which asset coverage is in excess of the minimum coverage ratio for a BDC.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in-capital. The Company did not have any taxable income for the three and six month periods ended June 30, 2013.

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

From July 30, 2009 to July 15, 2011, Lantern Advisers, LLC (“Lantern”), a Minnesota limited liability company owned equally by Messrs. Polinsky and Geraci, (each of whom is an officer and director of the Company), loaned the Company a total of $150,000 under terms and conditions set forth in unsecured term promissory notes.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity, at which time the entire unpaid principal balance of the promissory note became due. On September 30, 2011, Lantern and the Company consolidated these promissory notes and the accrued but unpaid interest into a new promissory note in the amount of $172,364. The new promissory note had the same terms as those contained in the original promissory notes and had a maturity date of March 31, 2012. On December 30, 2011, Lantern loaned the Company an additional $25,000 under terms and conditions set forth in an unsecured term promissory note. The Company consolidated this promissory note with the promissory note referenced above with a principal amount of $172,364 and unpaid interest of $5,172 for a new promissory note in the amount of $202,536. The new unsecured promissory note had the same terms as those contained in the original promissory notes and had a maturity date of June 30, 2012. Subsequently, Lantern agreed to renew the unsecured term promissory note and interest payable totaling $214,688 on June 30, 2012 for a term of three years. The promissory note had the same terms as those contained in the original promissory note and had a maturity date of June 30, 2015.

On June 1, 2012 and October 31, 2012, Lantern loaned the Company $25,000 and $50,000, respectively, under terms and conditions set forth in an unsecured term promissory notes for a term of three years.  The promissory notes provided for simple interest to accrue on the unpaid principal balance of the promissory note at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until maturity.

On December 10, 2012, the parties agreed to convert $301,400 of principal balance to 301,400 shares of common stock $1.00 per share. The remaining principal balance of $95 and significantly all of the accrued and unpaid interest owing were paid on March 6, 2013.

The Company incurred interest expense associated with the related party notes of $0 and $6,410 for the three month period ended June 30, 2013 and 2012, respectively. The Company incurred interest expense associated with the related party notes of $0 and $13,090 for the six month period ended June 30, 2013 and 2012, respectively.

Total short-term related-party notes at June 30, 2013 and December 31, 2012 were $0 and $95, respectively.

NOTE 9—SUBSEQUENT EVENTS

Investment

On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock for the purchase of 200,000 shares of common stock at $1.55 per share for $310,000.

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

General Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (“MCVT,” the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. We are regulated as a BDC and plan to be taxed as a regulated investment company (“RIC”) although we currently are not.

Business Model and Strategy

As a BDC, we primarily focus on investing in, lending to and making managerial assistance available to privately-held and publicly-traded companies. A BDC provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies.

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

We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, our Board of Directors, and owners and operators of businesses. We will base our investment decisions on analyses of potential growth prospects of business operations and asset valuations. Subject to applicable BDC regulations set forth in the 1940 Act, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Highlights for the Six Months Ended June 30, 2013

Investment Transactions

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC (“Great Plains”) for the purchase of 1 Class A Membership Unit for $105,000, representing 0.5% of its outstanding Class A Membership Units. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, the Company received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. Great Plains is located at 15870 Johnson Memorial Drive, Jordan, Minnesota 55352.

On March 6, 2013, we purchased 400,000 shares of Southern Plains’ common stock, representing 1.45% of its outstanding capital stock, for a purchase price of $420,000. Southern Plains is located at 510 East Locust Street, Second Floor, Des Moines, Iowa 50309.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase 400 shares of 6% Series C Convertible Preferred Stock and 163,934 warrants in two separate closings. The first closing was May 6, 2013 wherein we purchased 200 shares of 6% Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of 6% Series C Preferred Sock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. CombiMatrix is located at 34935 S.E. Dourglas Avenue, Suite #110, Snoquaimie, WA 98065.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. MAX4G, Inc. is located at 6400 Flying Cloud Drive, Suite #250, Eden Prairie, MN 55344.

Material Changes in Assets and Liabilities

Our prepaid expenses for the six month period ended June 30, 2013 was $111,686 compared to $0 for the year ended December 31, 2012. The increase relates to our annual insurance and fidelity bond premiums which will be amortized ratably over the covered period.

Our accounts payable for the six month period ended June 30, 2013 were $61,557 compared to $25,162 for the year ended December 31, 2012. The increase is primarily due to one-time professional fees related to our change from an operating company to a BDC, fees related to our private offering, our annual insurance and fidelity bond premiums and director compensation.

Our officer payroll for the six month period ended June 30, 2013 was $40,369 compared to $0 for the year ended December 31, 2012. The increase relates to accrued bonus compensation for our executive management team. Prior to December 13, 2012, our executive management were compensated through stock issuances.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Operating Expenses

The results of operations for the three month period ended June 30, 2013 reflects the Company’s results as a BDC under the 1940 Act. The results for the three month period ended June 30, 2012 reflect the Company’s results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for the three month period ended June 30, 2013 are different than those for the three month period ended June 30, 2012 and, therefore, the financial position and results of operations of these periods are not directly comparable.

	As a BDC		Prior to Becoming a BDC
Item	For the Three Month Period Ended June 30, 2013	% of 2013 Net Loss	For the Three Month Period Ended June 30, 2012		% of 2012 Net Loss
Investment Income	$6,850	(4.5)%	$	N/A	N/A %

Operating Expenses:
Professional fees	53,688	34.9%		8,221	30.0%
Payroll expense	40,528	26.3%		-	-%
Registration statement expense	5,060	3.3%		-	-%
Insurance expense	33,714	21.9%		-	-%
Directors’ fees expense	15,000	9.7%		-	-%
Executive management compensation in stock	-	-%		12,000	43.7%
Interest expense	-	-%		6,680	24.3%
Other general and administrative	12,895	8.4%		547	2.0%
Net Investment Loss / Net Loss	$(154,035)	100.0%		$(27,448)	100.0%

As the table above demonstrates, we incurred operating expenses of $160,885 and $27,448 for the three month periods ended June 30, 2013 and 2012, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $53,688 for the three month period ended June 30, 2013 compared to $8,221 for the three month period ended June 30, 2012. The increase in professional fees includes non-recurring professional fees relating to our conversion to a BDC, our private placement offering and expenses related to the appointment of additional directors to our Board.

Payroll expense and executive management compensation. During the three month period ended June 30, 2013, we incurred $40,528 in payroll expense for our executive management. During the three month period ended June 30, 2012, our executive management compensation of $12,000 was in common stock issuances.

Insurance expense. During the three month period ended June 30, 2013, we incurred $33,174 in insurance expense compared to $0 for the three month period ended June 30, 2012. Insurance expense relates to our annual director and officer insurance and fidelity bond premiums amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three month period ended June 30, 2013 was $15,000 compared to $0 for the three month period ended June 30, 2012. We appointed independent members to our board of directors and began compensating our directors as part of our transition to an investment company.

Registration statement expense. Our registration statement expenses for the three month periods ended June 30, 2013 and 2012 were $5,060 and $0. Our expenses incurred during the three month period ended June 30, 2013 relate to expenses incurred from our legal counsel and independent registered accounting firm’s review and finalization of our Form N-2 Registration Statement filed with the SEC on April 1, 2013.

Interest expense for the three month period ended June 30, 2013 was $0 and $6,680 for the three month period ended June 30, 2012. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

Net Investment Loss / Net Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the three month period ended June 30, 2013 was $154,035.

For the three month period ended June 30, 2012, we were not an investment company. Net loss represents the difference between revenues and operating expenses. Our net loss for the three month period ended June 30, 2012 was $27,448.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the three month period ended June 30, 2013 was $77,176. The net realized gain of $77,176 for the three month period ended June 30, 2013 was due to the sale of our one Class A Membership Unit in Great Plains Sand, LLC.

The net increase in net assets from changes in unrealized appreciation was $240,327. The primary driver of the $240,327 increase in net assets from the net change in unrealized appreciation was the significant write-ups of our investments in CombiMatrix and Southern Plains. The increase in value for the CombinMatrix convertible stock was a result of the increase in the market price of the common share. The increase in the value of the Southern Plains investment was due to an offering price of $1.55 per common share that was substantially subscribed for as of June 30, 2013.

For the three month period ended June 30, 2012, we were not an investment company.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating Expenses

The results of operations for the six month period ended June 30, 2013 reflects the Company’s results as a BDC under the 1940 Act. The results for the six month period ended June 30, 2012 reflect the Company’s results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for the six month period ended June 30, 2013 are different than those for the six month period ended June 30, 2012 and, therefore, the financial position and results of operations of these periods are not directly comparable.

	As a BDC		Prior to Becoming a BDC
Item	For the Six Month Period Ended June 30, 2013	% of 2013 Net Loss	For the Six Month Period Ended June 30, 2012	% of 2012 Net Loss
Investment Income	$10,412	(3.0)%	$-	-%

Operating Expenses:
Professional fees	135,947	39.8%	38,633	50.3%
Payroll expense	121,265	35.5%	-	-%
Registration statement expense	28,365	8.3%	-	-%
Insurance expense	36,355	10.6%	-	-%
Directors’ fees expense	15,000	4.4%	-	-%
Executive management compensation in stock	-	-%	24,000	31.3%
Interest expense	-	-%	13,090	17.1%
Other general and administrative	15,138	4.4%	994	1.3%
Net Investment Loss / Net Loss	$(341,658)	100.0%	$(76,717)	100.0%

As the table above demonstrates, we incurred operating expenses of $352,070 and $76,717 for the six month periods ended June 30, 2013 and 2012, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $135,947 for the six month period ended June 30, 2013 compared to $38,633 for the three month period ended June 30, 2012. The increase in professional fees includes non-recurring professional fees relating to our conversion to a BDC, our private placement offering and expenses related to the appointment of additional directors to our Board.

Payroll expense and executive management compensation. During the six month period ended June 30, 2013, we incurred $121,265 in payroll expense for our executive management. During the six month period ended June 30, 2012, our executive management compensation of $24,000 was in common stock issuances.

Insurance expense. During the six month period ended June 30, 2013, we incurred $36,355 in insurance expense compared to $0 for the six month period ended June 30, 2012. Insurance expense relates to our annual director and officer insurance and fidelity bond premiums amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the six month period ended June 30, 2013 was $15,000 compared to $0 for the six month period ended June 30, 2012. We appointed independent members to our board of directors and began compensating our directors as part of our transition to an investment company.

Registration statement expense. Our registration statement expenses for the six month periods ended June 30, 2013 and 2012 were $28,365 and $0. Our expenses incurred during the six month period ended June 30, 2013 relate to expenses incurred from our legal counsel and independent registered accounting firm’s review and finalization of our Form N-2 Registration Statement filed with the SEC on April 1, 2013.

Interest expense for the six month period ended June 30, 2013 was $0 and $13,090 for the six month period ended June 30, 2012. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

We anticipate our compensation expense for our executive management, professional fees and insurance expenses to increase in 2013 given our operation as a BDC.

Net Investment Loss / Net Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the six month period ended June 30, 2013 was $341,658.

For the six month period ended June 30, 2012, we were not an investment company. Net loss represents the difference between revenues and operating expenses. Our net loss for the six month period ended June 30, 2012 was $76,717.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the six month period ended June 30, 2013 was $77,176. The net realized gain of $77,176 for the six month period ended June 30, 2013 was due to the sale of our one Class A Membership Unit in Great Plains Sand, LLC.

The net increase in net assets from changes in unrealized appreciation was $240,327. The primary driver of the $240,327 increase in net assets from the net change in unrealized appreciation was the significant write-ups of our investments in CombiMatrix and Southern Plains. The increase in value for the CombinMatrix convertible stock was a result of the increase in the market price of the common share. The increase in the value of the Southern Plains investment was due to an offering price of $1.55 per common share that was substantially subscribed for as of June 30, 2013.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2013	2012
Cash flows provided (used) by :
Operating activities	$(1,270,974)	$(32,170)
Financing activities	10,164,905	25,000
Net increase (decrease) in cash	8,893,931	(7,170)
Cash, beginning of period	603,621	22,817
Cash, end of period	$9,497,552	$15,647

The cash used in operating activities for the six month period ended June 30, 2013 was primarily from our investment transactions offset in part by an increase in accrued liabilities. The cash used in operating activities for the six month period ended June 30, 2012 was primarily from an increase in interest expense and accrued liabilities.

On November 9, 2012, the Company received $500,000 from an accredited investor. The terms within the subscription agreement were finalized on March 6, 2013, which resulted in the issuance of 500,000 shares of common stock at a per-share price of $1.00.

On March 6, 2013, the Company closed on a total of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock. On March 20, 2013, the Company closed on the sale of an additional $1,315,000 of common stock at a per-share price of $1.00, and issued 1,315,000 shares of common stock.

Regulation as a BDC

As a BDC, we are regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies, or certain small-cap public companies, and, with limited exceptions, making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses. A BDC may provide shareholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned or small-cap public companies.

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

Realized Gains and Losses, Interest and Dividend Income Recognition

Realized gains or losses on the sale of investments are calculated using the specific investment method.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three and six month periods ended June 30, 2013, we did not engage in interest rate hedging activities.

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we implemented controls necessary for investment companies, including receipt and safeguarding of our investment stock certificates and valuation and fair value recording of our investments through our valuation committee, comprised of two of our independent Board members. In addition, we established processes and controls around prepaid expenses and our forthcoming lease of commercial office space and leasehold improvements. We also implemented controls around authorized director fees and payroll processing for our officers. Finally, we formalized monitoring controls performed by our recently-formed Audit Committee.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
10.1	Securities Purchase Agreement with CombiMatrix Corporation (including form of Registration Rights Agreement and Certificate of Designation for Series C Convertible Preferred Stock), dated as of May 3, 2013 (filed herewith).
10.2	Warrant for the Purchase of Common Stock of CombiMatrix Corporation, dated as of May 3, 2013 (filed herewith).
10.3	Subscription Agreement with MAX4G, Inc., dated as of May 29, 2013 (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: August 14, 2013

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 14, 2013

