Form 10-Q
period 2013-09-30
Mill City Ventures III, Ltd
filed 2013-11-13
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 Barry Avenue South, Suite 210, Wayzata, MN

(Address of Principal Executive Offices)

(952) 479-1923

(Registrant’s telephone number, including area code)

130 West Lake Street, Suite 300, Wayzata, MN

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

As of November 12, 2013 there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 6. Exhibits	25

SIGNATURES	26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Balance Sheets

ASSETS	September 30, 2013 (unaudited)	December 31, 2012 (audited)

Investments, at fair value
Non-control / Non-affiliate investments (cost of $1,280,600 and $0, respectively)	$1,480,675	$-

Cash	8,983,279	603,621
Leasehold improvements	35,606	-
Property and equipment	18,554	-
Prepaid expenses	88,913	-
Total Assets	$10,607,027	$603,621

LIABILITIES

Current Liabilities
Accounts payable	48,435	25,162
Accrued wages	40,369	-
Accrued royalty	619	619
Notes payable – related-party short-term	-	95
Interest payable	-	14,670
Total Current Liabilities	89,423	40,546

Long-Term Liabilities
Subscription payable	-	500,000
Total Long-Term Liabilities	-	500,000

Total Liabilities	89,423	540,546

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 and 1,504,422 issued and outstanding, respectively)	12,169	1,504
Additional paid-in capital	11,875,571	1,221,236
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(488,459)	-
Accumulated undistributed net realized gains on investment transactions	77,913	-
Net unrealized appreciation in value of investments	200,075	-
Total Shareholders’ Equity	10,517,604	63,075

Total Liabilities and Shareholders’ Equity	$10,607,027	$603,621

Net Asset Value Per Common Share	$0.86	$0.04

See accompanying notes to financial statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Statement of Operations (unaudited)

	As a Business Development Company
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Investment Income
Interest income	$1,787	$10,276
Dividend income
Non-affiliate investments	1,252	3,175
Total Investment Income	3,039	13,451

Operating Expenses
Professional fees	59,201	196,708
Payroll expense	40,418	161,683
Registration statement expense	-	26,805
Insurance expense	33,793	70,148
Occupancy	9,066	18,066
Directors’ fees expense	5,000	20,000
Other general and administrative expenses	2,362	8,500
Total Operating Expenses	149,840	501,910
Net Investment Loss	(146,801)	(488,459)

Realized and Unrealized Gain on Investments
Net realized gain on investments	737	77,913
Net change in unrealized appreciation (depreciation) on investments	(40,252)	200,075
Net realized and Unrealized Gain (Loss) on Investments	(39,515)	277,988

Net Decrease in Net Asset Value Resulting from Operations	$(186,316)	$(210,471)

Net Decrease in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding	12,169,422	9,562,700

See accompanying notes to financial statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Statement of Operations (unaudited)

	Prior to Becoming a Business Development Company
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$-	$-

Cost of revenues	-	-

Gross loss	-	-

Operating expenses: Selling, general and administrative	53,288	116,915

Operating Loss	(53,288)	(116,915)

Other Expense
Interest expense	(7,545)	(20,635)
Total Other Expense	(7,545)	(20,635)

Net Loss	$(60,833)	$(137,550)

Basic and diluted net loss per common share	$(0.06)	$(0.13)

Weighted-average number of common shares outstanding	1,072,748	1,057,048

See accompanying notes to financial statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Statements of Cash Flows (unaudited)

	As a Business Development Company	Prior to Becoming a Business Development Company
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net (decrease) in net asset value resulting from operations / Net loss from operations	$(210,471)	$(137,550)

Adjustments to reconcile net decrease in net assets / net loss resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	(200,075)	-
Net realized gain on investments	(77,913)	-
Payments for purchases of investments	(1,387,433)	-
Sales of investments in securities	184,746	-
Officers compensation paid in stock	-	36,000

Changes in operating assets and liabilities:
Prepaid expenses	(88,913)	-
Accounts payable	4,754	33,186
Interest payable	(14,670)	20,635
Accrued payroll	40,369	-

Net cash used in operating activities	(1,749,606)	(47,729)

Cash flows from investing activities:
Purchases of property and equipment	(12,976)	-
Purchases of leasehold improvements	(22,665)	-

Net cash used by investing activities	(35,641)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	10,165,000	-
Payment on notes payable related party	(95)	25,000

Net cash provided by financing activities	10,164,905	25,000

Net increase (decrease) in cash	8,379,658	(22,729)

Cash, beginning of the period	603,621	22,817
Cash, end of the period	$8,983,279	$88

Non-cash investing activities:
Accrued purchase of leasehold improvements	$18,519	$-

Non-cash financing activities:
Accrued interest converted into note payable	$-	$12,820
Conversion of subscription payable to common stock	$500,000	$-

See accompanying notes to financial statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Financial Highlights

As a Business Development Company
Nine Months Ended September 30, 2013

Per Share Data
Net asset value at beginning of the period	$0.04
Net investment loss	(0.04)
Net realized and unrealized gains	0.02
Net increase in net assets as a result of private offering	0.84
Net asset value at end of period	$0.86

Ratio / Supplemental Data
Per share market value at end of period	$0.12
Shares outstanding at end of period	12,169,422
Average weighted shares outstanding for period	9,562,700
Net assets at end of period	$10,517,604
Average net assets (1)	$7,939,177
Portfolio turnover rate (2)	2.33%
Ratio of operating expenses to average net assets (2)	(9.77)%
Ratio of net investment loss to average net assets (2)	(9.52)%
Ratio of realized gains to average net assets (2)	1.54%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd. (formerly Poker Magic, Inc.) Schedule of Investments As of September 30, 2013

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	FV Level

Non-affiliate Investments
Southern Plains Resources, Inc. Des Moines, IA	Oil & Gas	3/14/13	Common Stock	600,000	$730,000	$930,000	8.8%	3

CombiMatrix Corporation Irvine, CA	Medical Diagnostic	5/6/13	6% Series C Convertible Preferred Stock and Warrants [1]	300	300,000	300,000		3
			Common Stock	35,201	100,600	100,675		1
					400,600	400,675	3.8%

MAX 4G, Inc. Eden Prairie, MN	Information Technology	6/14/13	Series B Convertible Preferred Stock	300,000	150,000	150,000	1.4%	3

TOTAL INVESTMENTS					$1,280,600	$1,480,675

1 Comprised of 81,967 warrants with an exercise price of $3.77 per share and 81,967 warrants with an exercise price of $3.55 per share. The fair market value of the common stock warrants has not been separated from the fair market value of the preferred stock.

All investments reflected on this Schedule of Investments are deemed by the Company to be "qualifying assets" under Section 55(a) of the Investment Company Act of 1940.  Because the Company is a "business development company" under that Act, qualifying assets must represent at least 70% of the Company's total assets at the time it acquires any non-qualifying assets.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Notes to Financial Statements

September 30, 2013

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

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we are an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, notifying the SEC of our election to become a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940 declaring that the Company has ceased to be an investment company. We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately-held and publicly-traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies.

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

Interim financial information

The balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine-months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

Reclassifications

Certain reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2013.

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

Cash Deposits

The Company maintains its cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC limits is subject to the usual banking risk of funds in excess of those limits.

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

Allocation of Net Gains and Losses

All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

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

Revenue recognition – Prior to becoming a Business Development Company

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

Realized Gains and Losses, Interest and Dividend Income Recognition – As an Business Development Company

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

Our investment portfolio investments at September 30, 2013 and December 31, 2012 were $1,480,675 and $0, respectively.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

Conversion to a Business Development Company

The results of operations for the three and nine-month periods ended September 30, 2012 reflects the Company’s results prior to operating as a business development company under the 1940 Act, while the three and nine-month periods ended September 30, 2013 reflects the Company’s results as a business development company under the 1940 Act. Accounting principles used in the preparation of the financial statements as a business development company under the 1940 Act are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends Accounting Standards Codification Topic 946 “Financial Services – Investment Companies” by: (1) changing the approach to the investment company assessment in Topic 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company; (2) requiring an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) requiring the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this update will be effective for fiscal periods beginning December 15, 2013. Early adoption of these amendments is not permitted. We are assessing the impact of ASU 2013-08 on our financial statements.

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed financial statements.

NOTE 2—NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

Basic net increase resulting from operations and net loss per common share is computed by dividing (i) net decrease in shareholders’ equity resulting from operations or net loss by (ii) the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator: Net decrease in net assets resulting from operations / Net loss	$(186,316)	$(60,833)	$(210,471)	$(137,550)
Denominator: Weighted-average number of common shares outstanding, basic and diluted	12,169,422	1,072,748	9,562,700	1,057,048
Basic and diluted net decrease resulting from operations / net loss per common share	$(0.02)	$(0.06)	$(0.02)	$(0.13)

At September 30, 2013 and 2012, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Asset Purchase Agreement

The asset purchase agreement with Select Video dated March 10, 2006, provides that when the Company receives any revenue generated by Winner’s Pot Poker and other similar games, Select Video will be entitled to receive an amount equal to five percent (5%) of all gross proceeds generated by these games.

At September 30, 2013 and September 30, 2012, $619 was owed to Select Video under this agreement.

Temporary Office Space

On April 1, 2013, the Company entered into an informal arrangement with the CEO and CFO to utilize their respective office space temporarily until a long-term leased space was located, build-out completed and available for occupancy. Each of the CEO and CFO were reimbursed $1,500 per month until the leased space was available for occupancy.

At September 30, 2013 and 2012, $0 was owed under the temporary office space agreements.

Lease

On June 6, 2013, the Company entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and nine-month period ended September 30, 2013 was $9,066 and $18,066, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2013	$3,594
2014	43,212
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$234,456

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

At September 30, 2013, a total of 12,169,422 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of September 30, 2013

	Level 1	Level 2	Level 3	Total
Southern Plains Resources, Inc.	$-	$-	$930,000	$930,000
CombiMatrix	100,675	-	300,000	400,675
MAX 4G	-	-	150,000	150,000

Total	$100,675	$-	$1,380,000	$1,480,675

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2012	$-
Total realized gain, net	77,176
Change in unrealized appreciation	200,000
Net realized and unrealized gain	277,176
Purchases of portfolio investments	1,385,000
Sales of investments	(182,176)
Transfers to Level 1	(100,000)
Fair value, September 30, 2013	$1,380,000

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at September 30, 2013	$200,000

Portfolio Investments

At September 30, 2013, we had invested in three long-term portfolio investments, which had an amortized cost of $1,280,600 and a fair value of $1,480,675. At September 30, 2012, we were not a business development company.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement to purchase 1 Class A Membership Unit for $105,000. On June 12, 2013, Fairmount Minerals, Ltd. purchased Great Plains Sand, LLC for an aggregate sales price of $65 million, subject to certain adjustments, pursuant to a Purchase Agreement. We received $182,176 in cash at the closing of the sale. Five million of the aggregate purchase price is being held in escrow until the one-year anniversary of the closing date to satisfy certain indemnification and payment obligations of Great Plains Sand, LLC. Assuming the release in full of the escrow amount, we expect to receive an additional $18,750 in consideration of the sale of our ownership interest. The Purchase Agreement further provides for additional consideration of up to $10 million to be paid in equal installments upon the six-month and one-year anniversaries of the closing, or such later times as Fairmount Mineral’s sand testing meets certain requirements set forth in the Purchase Agreement, upon satisfaction of such requirements. Assuming satisfaction of such requirements, we may receive additional earn-out payments of up to $18,750. The Purchase Agreement also contains other representations, warranties, terms and conditions customary for similar transactions.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at September 30, 2013 was $730,000 and the fair value was $930,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At September 30, 2013, the cost and fair value of the MAX4G investment was $150,000.

NOTE 6—MINIMUM ASSET COVERAGE

We have elected to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of September 30, 2013, the Company had total net assets of $10,607,027 and total senior securities and borrowings (including accrued interest payable) of $0, which asset coverage is in excess of the minimum coverage ratio for a BDC.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in-capital. The Company did not have any taxable income for the three and nine-month periods ended September 30, 2013.

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

The Company incurred interest expense associated with the related party notes of $0 and $7,545 for the three month period ended September 30, 2013 and 2012, respectively. The Company incurred interest expense associated with the related party notes of $0 and $20,635 for the nine-month period ended September 30, 2013 and 2012, respectively.

Total short-term related-party notes at September 30, 2013 and December 31, 2012 were $0 and $95, respectively.

NOTE 9—SUBSEQUENT EVENTS

Portfolio Investment

On October 14, 2013, the Company entered into a subscription agreement with Tzfat Spirits of Israel, LLC for the purchase of 55,000 units of Class A Membership units for $101,018.50.

Non-Portfolio Securities

From October 28, 2013 to November 6, 2013, the company purchased securities for an aggregate cost of approximately $600,000 in open market transactions. The securities are considered non-eligible portfolio company securities.

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

General Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (the “Company” or “we”) is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940 declaring that the Company has ceased to be an investment company. We are regulated as a BDC and plan to be taxed as a regulated investment company (“RIC”) although we currently are not.

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

Highlights for the Nine Months Ended September 30, 2013

Investment Transactions

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement to purchase 1 Class A Membership Unit for $105,000. On June 12, 2013, Fairmount Minerals, Ltd. purchased Great Plains Sand, LLC for an aggregate sales price of $65 million, subject to certain adjustments, pursuant to a Purchase Agreement. We received $182,176 in cash at the closing of the sale. Five million of the aggregate purchase price is being held in escrow until the one year anniversary of the closing date to satisfy certain indemnification and payment obligations of Great Plains Sand, LLC. Assuming the release in full of the escrow amount, we expect to receive an additional $18,750 in consideration of the sale of our ownership interest. The Purchase Agreement further provides for additional consideration of up to $10 million to be paid in equal installments upon the six-month and one-year anniversaries of the closing, or such later times as Fairmount Mineral’s sand testing meets certain requirements set forth in the Purchase Agreement, upon satisfaction of such requirements. Assuming satisfaction of such requirements, we may receive additional earn-out payments of up to $18,750. The Purchase Agreement also contains other representations, warranties, terms and conditions customary for similar transactions.

On March 6, 2013, we purchased 400,000 shares of Southern Plains’ common stock, representing 1.45% of its outstanding capital stock, for a purchase price of $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Southern Plains is located at 510 East Locust Street, Second Floor, Des Moines, Iowa 50309.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. CombiMatrix is located at 300 Goddard, Suite 100, Irvine, CA 92618.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. MAX4G, Inc. is located at 6400 Flying Cloud Drive, Suite #250, Eden Prairie, MN 55344.

Material Changes in Assets and Liabilities

Our leasehold improvements for the nine-month period ended September 30, 2013 were $35,606 compared to $0 for the year ended December 31, 2012. The increase relates to improvements for leased office space.

Our property and equipment for the nine-month period ended September 30, 2013 were $18,554 compared to $0 for the year ended December 31, 2012. The increase relates to office furniture and technology equipment we purchased for use in our new office space.

Our prepaid expenses for the nine-month period ended September 30, 2013 were $88,913 compared to $0 for the year ended December 31, 2012. The increase relates to our annual insurance and fidelity bond premiums which will be amortized ratably over the covered period.

Our accounts payable for the nine-month period ended September 30, 2013 were $48,435 compared to $25,162 for the year ended December 31, 2012. The increase is primarily due to one-time professional fees related to our change from an operating company to a BDC and SEC examination, fees related to our private offering, our annual insurance and fidelity bond premiums, occupancy expense and director compensation.

Our officer payroll for the nine-month period ended September 30, 2013 was $40,369 compared to $0 for the year ended December 31, 2012. The increase relates to compensation for our executive management team. Prior to December 13, 2012, our executive management were compensated through stock issuances.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Operating Expenses

The results of operations for the three-month period ended September 30, 2013 reflects the Company’s results as a BDC under the 1940 Act. The results for the three-month period ended September 30, 2012 reflect the Company’s results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for the three-month period ended September 30, 2013 are different than those for the three-month period ended September 30, 2012 and, therefore, the financial position and results of operations of these periods are not directly comparable.

	As a BDC		Prior to Becoming a BDC
Item	For the Three Month Period Ended September 30, 2013	% of 2013 Net Loss	For the Three Month Period Ended September 30, 2012		% of 2012 Net Loss
Investment Income	$3,039	(2.0)%	$	N/A	N/A %

Operating Expenses:
Professional fees	59,201	40.3%		35,364	58.1%
Payroll expense	40,418	27.5%		-	-%
Occupancy	9,066	6.2%		-	-%
Insurance expense	33,793	23.0%		-	-%
Directors’ fees expense	5,000	3.4%		-	-%
Executive management compensation in stock	-	-%		12,000	19.7%
Interest expense	-	-%		(7,545)	12.4%
Other general and administrative	2,362	1.6%		5,924	9.8%
Net Investment Loss / Net Loss	$146,801	100.0%		$60,833	100.0%

As the table above demonstrates, we incurred operating expenses of $149,840 and $53,288 for the three month periods ended September 30, 2013 and 2012, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $59,201 for the three-month period ended September 30, 2013 compared to $35,364 for the three month period ended September 30, 2012. The increase in professional fees includes non-recurring professional fees related to responding to and participating an examination by the Securities and Exchange Commission of our conversion to a BDC and our development of additional policies and procedures required under or related to the 1940 Act.

Payroll expense and executive management compensation. During the three-month period ended September 30, 2013, we incurred $40,418 in payroll expense for our executive management. During the three-month period ended September 30, 2012, our executive management compensation of $12,000 was in common stock issuances.

Insurance expense. During the three-month period ended September 30, 2013, we incurred $33,793 in insurance expense compared to $0 for the three-month period ended September 30, 2012. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month period ended September 30, 2013 was $5,000 compared to $0 for the three-month period ended September 30, 2012. We appointed independent members to our Board of Directors and began compensating those directors as part of our transition to and operation as a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the CEO and CFO for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. Our occupancy expenses for the three-month periods ended September 30, 2013 and 2012 were $9,066 and $0.

Interest expense for the three-month period ended September 30, 2013 was $0 and $7,545 for the three-month period ended September 30, 2012. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

Net Investment Loss / Net Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the three-month period ended September 30, 2013 was $146,801.

For the three-month period ended September 30, 2012, we were not a business development company. Net loss represents the difference between revenues and operating expenses. Our net loss for the three month period ended September 30, 2012 was $60,833.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the three-month period ended September 30, 2013 was $737. The net realized gain of $737 for the three-month period ended September 30, 2013 was due to the conversion of 600 shares of CombiMatrix preferred stock to 600 shares of common stock.

The net decrease in net assets from changes in unrealized depreciation was $40,251. The primary driver of the $40,251 decrease in net assets from the net change in unrealized appreciation was the write-down of our investments in CombiMatrix. The decrease in value for the CombinMatrix convertible stock was a result of the decrease in the market price of the common share.

For the three-month period ended September 30, 2012, we were not a BDC.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Operating Expenses

The results of operations for the nine-month period ended September 30, 2013 reflects the Company’s results as a BDC under the 1940 Act. The results for the nine-month period ended September 30, 2012 reflect the Company’s results prior to operating as a BDC. Accounting principles used in the preparation of the financial statements for the nine-month period ended September 30, 2013 are different than those for the nine-month period ended September 30, 2012 and, therefore, the financial position and results of operations of these periods are not directly comparable.

	As a BDC		Prior to Becoming a BDC
Item	For the Nine Month Period Ended September 30, 2013	% of 2013 Net Loss	For the Nine Month Period Ended September 30, 2012	% of 2012 Net Loss
Investment Income	$13,451	(2.8)%	$-	-%

Operating Expenses:
Professional fees	196,708	40.3%	73,997	53.8%
Payroll expense	161,683	33.1%	-	-%
Registration statement expense	26,805	5.5%	-	-%
Insurance expense	70,148	14.4%	-	-%
Directors’ fees expense	20,000	4.1%	-	-%
Occupancy expense	18,066	3.7%	-	-%
Executive management compensation in stock	-	-%	36,000	26.2%
Interest expense	-	-%	(20,635)	15.0%
Other general and administrative	8,500	1.7%	6,918	5.0%
Net Investment Loss / Net Loss	$488,459	100.0%	$137,550	100.0%

As the table above demonstrates, we incurred operating expenses of $501,910 and $116,915 for the nine month periods ended September 30, 2013 and 2012, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $196,708 for the-nine month period ended September 30, 2013 compared to $73,997 for the three-month period ended September 30, 2012. The increase in professional fees includes non-recurring professional fees related our conversion to a BDC, our private placement offering and expenses related to the appointment of additional directors to our board, responding to and participating in an examination by the Securities and Exchange Commission of our conversion to a BDC and our development of additional policies and procedures required under or related to the 1940 Act.

Payroll expense and executive management compensation. During the nine-month period ended September 30, 2013, we incurred $161,683 in payroll expense for our executive management. During the nine-month period ended September 30, 2012, our executive management compensation of $36,000 was in common stock issuances.

Insurance expense. During the nine-month period ended September 30, 2013, we incurred $70,148 in insurance expense compared to $0 for the nine-month period ended September 30, 2012. Insurance expense relates to our annual director and officer insurance, business insurance and fidelity bond premiums amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the nine-month period ended September 30, 2013 was $20,000 compared to $0 for the nine-month period ended September 30, 2012. We appointed independent members to our Board of Directors and began compensating those directors as part of our transition to and operation as a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the CEO and CFO for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. Our occupancy expenses for the three-month periods ended September 30, 2013 and 2012 were $18,066 and $0.

Registration statement expense. Our registration statement expenses for the nine-month periods ended September 30, 2013 and 2012 were $26,805 and $0. Our expenses incurred during the nine-month period ended September 30, 2013 relate to expenses charged by our legal counsel and independent registered accounting firm for their review and finalization of our Form N-2 Registration Statement filed with the SEC on April 1, 2013.

Interest expense for the nine-month period ended September 30, 2013 was $0 and $20,635 for the nine-month period ended September 30, 2012. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern, Douglas Polinsky and Joseph A. Geraci, II were converted to shares of common stock.

We anticipate our compensation expense for our executive management, professional fees and insurance expenses to increase in 2013 given our operation as a BDC.

Net Investment Loss / Net Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the nine-month period ended September 30, 2013 was $488,459.

For the nine-month period ended September 30, 2012, we were not an investment company. Net loss represents the difference between revenues and operating expenses. Our net loss for the nine-month period ended September 30, 2012 was $76,717.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the nine-month period ended September 30, 2013 was $77,913. The net realized gain of $77,913 for the nine-month period ended September 30, 2013 was due to the sale of our one Class A Membership Unit in Great Plains Sands, LLC and CombiMatrix.

The net increase in net assets from changes in unrealized appreciation was $200,075. The primary driver of the $200,075 increase in net assets from the net change in unrealized appreciation was the significant write-up of our investment Southern Plains and changes in market price of our CombiMatrix investment.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2013	2012
Cash flows provided (used) by :
Operating activities	$(1,749,606)	$(47,729)
Investing activities	(35,641)	-
Financing activities	10,164,905	25,000
Net increase (decrease) in cash	8,379,658	(22,729)
Cash, beginning of period	603,621	22,817
Cash, end of period	$8,983,279	$88

The cash used in operating activities for the nine-month period ended September 30, 2013 was primarily from our investment transactions offset in part by an increase in accrued liabilities. The cash used in operating activities for the nine-month period ended September 30, 2012 was primarily from an increase in interest expense and accrued liabilities.

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

Senior Securities andCoverage Ratio; Prohibited Transactions

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

Qualifying Assets and Significant Managerial Assistance

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company,” (as defined in the 1940 Act) or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The 1940 Act defines an “eligible portfolio company” as any issuer which: (a) is organized under the laws of, and has its principal place of business in, the United States; (b) is not an investment company (other than a wholly owned small business investment company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (c) satisfies any one of the following three criteria:

o	either (i) does not have any class of securities that is traded on a national securities exchange or (ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

o	is controlled by us or a group of companies including us (with “control” being presumed to exist where we or our group holds at least 25% of the voting securities of the issuer) and we have an affiliated person who is a director of the eligible portfolio company; or

o	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

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

In addition, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We intend to offer significant managerial assistance to those of our portfolio companies in which we have made investments that we intend to treat as “qualifying assets” under Section 55(a) of the 1940 Act.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three and nine month periods ended September 30, 2013, we did not engage in interest rate hedging activities.

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, our Board of Directors adopted policies necessary or appropriate for a business development company under federal securities laws, including a written conflict of interest and related party transaction policy, written valuation policies and procedures, and a written affiliate transaction policy.

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

Dated: November 13, 2013

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 13, 2013

