Form 10-K
period 2013-12-31
Mill City Ventures III, Ltd
filed 2014-03-31
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ______________________

Commission File Number 0-16686

_____________________

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State of incorporation)	(I.R.S. Employer Identification No.)

328 Barry Ave. S.
Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Former name, former address and former fiscal year, if changed since last report

Registrant’s telephone number, including area code: (952) 479-1923

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐   Yes   ☒   No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2013 was approximately $4,531,057 based on the closing sales price of $2.00 per share as reported on the OTCBB. As of March 24, 2014, there were 12,169,422 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.
Form 10-K
Table of Contents

PART I

ITEM 1	BUSINESS

Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N54A, Notification of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940. We are regulated as a business development company (“BDC”) and intend to be taxed as a regulated investment company.

Business Model and Strategy

As a BDC, we primarily focus on investing in or lending to private and small-capitalization public companies and making managerial assistance available to such companies. A BDC generally provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately or publicly owned.

Our revenues relate to the earnings we receive from our portfolio investments. Our objective is to obtain superior returns from investments in securities and other investment opportunities available to BDCs under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, organic growth, recapitalizations, buyouts and working capital. In this regard, buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, whether through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of acquisitions.

We plan to identify potential investments through multiple sources, including without limitation private equity sponsors, investment bankers, brokers and owners and operators of businesses. We expect to base our investment decisions on our analyses of actual and potential business operations, asset valuations and viable exit strategies to establish appropriate pricing and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Competition

As a BDC, we compete with strategic buyers, private equity funds, subordinated debt funds and other buyers and financing sources, including traditional financial services companies such as finance companies, commercial banks, investment banks and other equity and non-equity based investment funds. Some of our competitors will be substantially larger and have considerably greater financial resources than we do. Competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. Competitive pressures may have a material adverse effect on our results of operations. In addition, as a result of this competition, we may be unable to take advantage of attractive investment opportunities and meet our investment goals.

Competitive Advantages

We believe that we are well positioned to secure appropriate investments in target companies for the following reasons:

•	Management Expertise. We believe that our management’s strong combination of experience and contacts in the investment sector, including the experience and contacts of non-management members of our Board of Directors, should attract suitable prospective portfolio companies. Since 1994, Douglas M. Polinsky, our Chief Executive Officer, has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also makes direct investments into public and private companies. Our Chief Financial Officer, Joseph A. Geraci, II, has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. Mr. Geraci also managed Mill City Advisors, LLC, a Minnesota limited liability company that formerly served as the general partner of Mill City Ventures II, LP, a Minnesota limited partnership investment fund that previously invested directly into both private and public companies. Mr. Geraci previously served as a stockbroker and Vice President of Oak Ridge Financial Services, Inc. from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. We believe that our management team’s extensive experience in researching, analyzing, advising and investing in private and publicly held companies will afford us a relative competitive advantage in structuring investments in potential portfolio companies. See “Directors, Executive Officers and Corporate Governance” for a more detailed description of our management team. Although we believe our management provides valuable investment experience to the Company, none of our management team has been involved in the operation of a company subject to the BDC requirements and regulations set forth in the 1940 Act. Please see, however, “Risk Factors—Risks Related to Our Business—We recently changed our business, and our management team has no experience managing a BDC” for more information.

•	Flexible Investment Options. We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions. Also, we will have fairly broad latitude as to the term and nature of our investments. We intend to calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them after our initial investments.

•	Longer Investment Horizons. We will not be subject to periodic capital-return requirements that are typical for most private equity and venture capital funds. These requirements typically require that such funds return to investors the initial capital investment after a certain period of time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand an early return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

•	Investing Across Industries. We expect to seek to obtain and maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. We believe that maintaining a balanced portfolio will mitigate the potential effects of negative economic events for particular companies, regions and industries.

Investment Process

Prospective Portfolio Company Characteristics

We have identified several criteria that we believe will prove important in achieving our investment objectives with respect to target portfolio companies. These criteria will provide general guidelines for our investment decisions. Nevertheless, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

•	Experienced Management. We will seek portfolio companies that have an experienced and knowledgeable management team or Board of Directors. We will also seek portfolio companies that have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•	Existing Significant Financial or Strategic Sponsor. We may invest in target companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and make an ongoing contribution to the management of the business. We believe that having an established financial or strategic sponsor that has a meaningful commitment to the business diversifies the capital sources of the target portfolio company, making it more likely to succeed in the longer term.

•	Competitive Position. We will seek to invest in portfolio companies that have developed, or appear poised to develop, a strong competitive position within their respective sector or niche.

•	Cash Flow Companies. We will seek to invest in portfolio companies that are profitable or nearly profitable on an operating cash flow basis. We may, however, invest in start-up companies without any revenues.

•	Future Growth. We will seek out target portfolio companies that demonstrate an ability to increase revenues in addition to operating cash flow over time. The anticipated growth rate of a prospective target company will be an important factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment.

•	Exit Strategy. Prior to making an investment, we will analyze the potential for that company to increase the liquidity of its equity securities through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity interest by the company or one of its shareholders.

•	Asset Liquidation Value. Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities we hold will be an important factor in our credit analysis of potential portfolio companies. In assessing creditworthiness and asset liquidation value, we expect to consider both tangible assets (such as accounts receivable, inventory and equipment) and intangible assets (such as intellectual property, customer lists, networks and databases).

Due Diligence

If we believe a target portfolio company generally meets the characteristics described above or if we believe that certain of the most important characteristics for that particular target portfolio company or the industry in which it operates are met, or if we have other reasons to believe in the potential profitability of an investment in a target portfolio company, we may perform initial due diligence on such company. Our due-diligence examination for each target portfolio company will differ based on a number of factors but is generally likely to include our:

•	assessment of the market in which the company operates, including any special risks (regulatory or otherwise) that apply,

•	assessment of the competitive landscape in that market,

•	familiarity with or evaluation of management,

•	review and assessment of the company’s financing history, as well as the likely need for additional financings

•	risk analysis relating to the terms of the investment and the transaction size, and

•	assessment of the investment pricing and structure.

The assessments delineated above provide our general approach for our investment decisions, although not all of such activities will be followed in each instance, or some may be stressed moreso than others depending on facts and circumstances. Upon successful completion of this preliminary evaluation, we will decide whether to move forward towards negotiating a letter of intent and, thereafter, definitive documentation for our investment. Depending on timing, we may not use a letter of intent and will instead proceed directly to definitive documentation.

Types of Investments

We expect to engage in various investment strategies in order to achieve our overall investment objectives. The particular type of investment strategy we select will depend, among other things, upon market opportunities, the skills and experience of our management and Board of Directors and our overall portfolio composition. Our strategies generally seek to provide (i) in the case of debt, current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral, and (ii) in the case of equity, favorable long-term growth and income potential together with viable exit or liquidity strategies.

Debt Investments

We intend to tailor the terms of each debt investment we make to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. Our expected primary source of return on debt investments is the monthly cash interest we collect on those investments. The particular types of debt investments we may make include, but are not limited to, the following:

•	First lien loans
•	Second lien loans
•	Unsecured loans

Equity Investments

Like debt investments, we intend to tailor the terms of each equity investment we make to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As an equity holder, the rights we will generally seek to protect or obtain include minority rights, event-driven rights to “put” or sell our equity back to the portfolio company or certain affiliates or sponsors, and registration rights in connection such as “demand” or “piggyback” registration rights.. We may invest in common stock and preferred stock, and may receive warrants in connection with our investments. When we make a debt investment, we may also be granted equity participation in the form of warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding.

Ongoing Relationships with Portfolio Companies

Monitoring

We will monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria or that fail to successfully execute their business plans. Of course, we may choose to make additional investments in portfolio companies that do not do so, but that we believe will nevertheless perform well in the future.

We expect to monitor the financial trends of each portfolio company and their respective industries to assess the appropriate course of action for each company and to evaluate our overall portfolio quality. In this regard, our management team will monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We have several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

•	Consider the amortized value of our debt securities;

•	Assess the business development success, including product development, financings, profitability and the portfolio company’s overall adherence to its business plan;

•	Contact portfolio company management regularly to discuss financial position, requirements and accomplishments;

•	Interview portfolio company management regularly and, if appropriate, other financial or strategic sponsors of that portfolio company;

•	Attend and participate in board meetings of portfolio companies; and

•	Review monthly and quarterly financial statements and financial projections of our portfolio companies.

We expect that the current financial statements of all portfolio companies will be available to us to assist us in our fair value reporting obligations under the 1940 Act.

Managerial Assistance

As a BDC, we offer, and in many cases may provide, significant managerial assistance to those of our portfolio companies intended to qualify as “eligible portfolio companies” under the 1940 Act. We expect that this assistance, if any, will typically involve monitoring the operations of our portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational, financial, strategic and transactional guidance.

Our 2013 Portfolio

At December 31, 2013, we held investments in five eligible portfolio investments, which had an aggregate amortized cost of $2,246,019 and a fair value of $2,767,319. At December 31, 2012, we held no investments. Our eligible portfolio investments at December 31, 2013 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2013 was $730,000, and the fair value was $930,000.

•	285,201 shares of common stock of CombiMatrix Corporation, 300 shares of Series C Convertible Preferred Stock of CombiMatrix Corporation, and warrants to purchase 413,934 shares of common stock of CombiMatrix Corporation. Our aggregate cost for for these holdings at December 31, 2013 was $915,600 and the fair value was $975,675.

•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2013, our cost and fair value for this holding was $150,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2013, our cost and fair value for this holding was $101,019.

•	a $750,000 in principal amount of promissory note issued by Insite Software Solutions, Inc. and a warrant to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2013, our aggregate cost and fair value for this holding was $750,000.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “eligible portfolio company” purchased from the issuer of such securities or from a person who is, or who was within the prior 13 months of the date of purchase, an affiliate of the issuer or from any other person (subject to limitation by SEC rules), in any case in transactions not involving any public offering. The 1940 Act defines an “eligible portfolio company” as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies one of the following:

(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit (or, if a broker or dealer may in fact extend or maintain margin credit to a customer with respect to such securities, then at the time of purchase of the issuer’s securities (A) the BDC owns at least 50% of the greatest number of outstanding and issuable equity securities of such issuer (i.e., 50% determined on a fully diluted basis) and the greatest amount of debt securities of such issuer), (B) the BDC is one of the 20 largest holders of record of the issuer’s outstanding voting securities);

(ii)	is controlled by a BDC or a group of companies acting together that includes a BDC, the BDC does in fact exercise a controlling influence over the management or policies of the issuer, and, as a result of such control, the BDC has an affiliated person serving as a director of the eligible portfolio company;

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million, subject to adjustment by SEC rules;

(iv)	by virtue of SEC Rule 2a-46, (A) does not have any class of securities listed on a national securities exchange, or (B) has a class of securities listed on a national securities exchange but an aggregate market value (as computed under such rule) of outstanding voting and non-voting common equity of less than $250 million.

•	Securities of any eligible portfolio company (as defined above) that we control through having a person serving on the board of directors of the issuer;

•	Securities purchased from an issuer, or from a person who is, or was in the prior 13 months of the date of purchase, an affiliate of the issuer, which issuer is organized under the laws of, and has its principal place of business in, the United States and is not an investment company (or a company that would be an investment company but for certain exclusions under the 1940 Act), and which is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement);

•	Securities of an eligible portfolio company (as defined above) purchase from any person in a transaction not involving a public offering, if there is no ready market for such securities and if immediately prior to such purchase the BDC owns at least 60% of the outstanding equity securities of such issuer, as determined on a fully diluted basis;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and

•	Office furniture and equipment, interests in real estate and leasehold improvement and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees and general partners held by the BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

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

Other

We will be periodically examined by the SEC for compliance with the 1940 Act, the rules and regulations thereunder, and good governance practices. We will not “concentrate” our investments (i.e., invest 25% or more of our assets in any particular industry, determined at the time of investment). We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

Dividend Reinvestment Plan

We plan to adopt a dividend reinvestment plan (DRIP) that provides for reinvestment of our distributions on behalf of our shareholders, unless a shareholder elects to receive cash as provided below. We have been negotiating the final fee structure of our proposed DRIP with our transfer agent and, upon the conclusion of this process we expect that the DRIP will be adopted and effected. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our shareholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

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

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the dividend payable to such shareholder by the market price per share of our common stock at the close of regular trading on the over-the-counter bulletin board on the dividend payment date. Market price per share on that date will be the closing price for such shares on the over-the-counter bulletin board or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend will not be established until the value per share at which additional shares will be issued has been determined and elections of our shareholders are tabulated.

There will be no brokerage charges or other charges to shareholders who participate in the DRIP. We expect that we will pay the plan administrator’s fees under the DRIP. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator will be authorized to deduct a transaction fee plus a brokerage commission from the proceeds.

Participants will be able to terminate their accounts under the plan by notifying the plan administrator. We will also be able to terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend.

Management

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as our senior management team. Our ability to achieve our investment objective will depend on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment goals. Accomplishing this result in a cost-effective manner will largely be a function of our management of the due-diligence and investment process, our ability to efficiently monitor investments we make and, in some cases, our access to financing sources on acceptable terms.

In addition to monitoring the performance of our investments, our management team must offer managerial assistance to our portfolio companies. These demands on their time may distract them, slowing the rate of overall investment. To grow, we expect that we will need to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. From time to time, we may utilize the services of outside advisers and consultants to implement our investment objectives, as determined in our discretion and permitted under the 1940 Act. We may also continue to rely on outside professionals to provide other services on an as-needed basis.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or small-cap traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our management team’s lack of experience in managing a portfolio of assets under such regulatory constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, our failure to comply with the complex BDC requirements could cause the SEC to bring an enforcement action against us, expose us to private claims and/or cause us to lose our status as a BDC.

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

In the near term, we expect a pending compliance inspection by the SEC’s Office of Compliance and Inspections to result in the conclusion that, shortly after our election to become a BDC, we failed to sufficiently comply with certain operational and governance-related requirements applicable to BDCs under the 1940 Act. Despite the fact that we cooperated with the compliance inspection and quickly undertook, and continue to undertake and implement, remedial measures to redress our known compliance deficiencies, this conclusion may result in enforcement proceedings against the Company, and the we may be required to pay a fine.

We are the subject of an ongoing compliance inspection by the SEC’s Office of Compliance and Inspections originally initiated after we elected in February 2013 to be treated as a BDC under the 1940 Act. We have been advised that the compliance inspection will shortly be concluded, and we are given to understand that we had certain compliance deficiencies during the period of time covered by the inspection.

We fully cooperated with the requests of the Office of Compliance and Inspections and we expect to receive their official deficiency letter soon. Importantly, we have taken many measures to address our known compliance deficiencies since the beginning of the inspection, including the adoption of written valuation policies and procedures, the establishment of a Valuation Committee of our Board of Directors, the adoption of a written Affiliate Transaction Policy and the preparation of written procedures for the implementation of that policy, the adoption of a written Board Meeting Policy, the adoption of a written Conflict of Interest and Related Party Transaction Policy, the retention of a Chief Compliance Officer who is not a member of management, the preparation of written procedures for the implementation of the earlier-adopted Code of Ethics (the text of which we believe was and remains consistent with the requirements of the 1940 Act), and the preparation of a compliance calendar to facilitate the implementation of the various new compliance procedures by our Chief Compliance Officer, our Board of Directors and the professionals retained to assist their compliance efforts. Despite these remedial actions, it is possible that the Office of Compliance and Inspections may refer some or all of our compliance deficiencies to the SEC’s Enforcement Division for enforcement proceedings. If this were to occur, we can reasonably expect to stipulate to a cease-and-desist order and we may also be required to pay a fine, which could be significant.

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

Although we intend to make periodic distributions to our shareholders, we may be unable to achieve operating results that will allow us to make such distributions. For example, the BDC asset-coverage requirements may limit our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. Although we intend to elect RIC taxation under the Code, if we fail to meet certain annual income-distribution requirements, we could lose our RIC status and be subject to corporate-level income tax. Any failure to make distributions or any loss of our RIC status could materially and adversely affect your investment.

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

Our investments are expected to consist primarily of securities issued by privately held companies, the fair value of which is not readily determinable. In addition, we will not be permitted to maintain a general reserve for anticipated loan losses. Instead, we will be required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. Our Board of Directors will value these securities at fair value as they determine in good faith and consistent with the written policies and procedures that we have adopted for this purpose. Where appropriate, our board may utilize the services of an independent valuation firm to assist in the determination of fair value. Because valuations, and particularly valuations of private investments, are inherently uncertain and may be based on estimates, our fair value determinations may differ materially from those that would be assessed if a liquid market for these securities existed. Our net asset value could be adversely affected if the fair value determinations of our investments were materially higher than the values we ultimately realize from them.

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

Our Board of Directors has the authority from time to time to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. Under Section 58 of the 1940 Act, our Board of Directors may not, however, choose to withdraw our status as a BDC, or change its operations so as to cease to be a BDC, without the prior approval of our shareholders. The effects of any such exercise of authority may adversely affect our business and the value of your investment.

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

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. Although we have employment agreements with these individuals, we may nonetheless lose their services if they were to die or become disabled, or if they were to voluntarily terminate their association with our Company. We do not have any key-man insurance in place with respect to Messrs. Geraci and Polinsky.

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Unless otherwise specifically so designated upon issuance, all shares of capital issued we issue will be common stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Our stock is thinly traded, which may make it difficult to sell shares of our common stock.

Our common stock is thinly traded on the OTC bulletin board and we expect that our common stock will generally remain thinly traded for the foreseeable future. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

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

We may invest in private companies and small-cap public companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than other publicly traded securities. The relative illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve near-term liquidity in our investments. Our investments may occasionally be subject to contractual or legal restrictions on resale or will be otherwise illiquid due to the fact that there is no established trading market for such securities, or such trading market is thinly traded. The relative illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We will be subject to the risk that our portfolio investments may be repaid prior to maturity. When this occurs, we generally expect to reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt that has been prepaid, and we could experience significant delays in reinvesting these prepaid amounts. Any future investment in a new portfolio company may also be at lower yields than the prepaid debt. As a result, our results of operations could be materially and adversely affected if one or more of our portfolio companies were to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio companies may incur debt that ranks equally with or senior to our investments.

We may invest in debt securities. In some cases, portfolio companies will have other debt ranking equal or senior to the debt securities in which we invest. By their terms, such debt instruments may provide that holders thereof are entitled to receive payment of interest or principal on or before us. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, senior debt holders will typically be entitled to receive full payment before we receive distributions in respect of our investment, if any. In the case of debt ranking equal to our investment, we would have to share distributions on a pro rata basis with other creditors holding such debt upon any insolvency, liquidation, dissolution, reorganization or bankruptcy.

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

Risks Related to Our Operation as a BDC

Our ability to enter into transactions with our affiliates will be restricted.

The 1940 Act prohibits us from participating in certain transactions with certain of our directors, officers and affiliates without the prior approval of our independent directors and, in some cases, the SEC. In this regard, any person owning, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in a portfolio company, without prior approval of our independent directors and, in some cases, the SEC. In this regard, if a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons absent the prior approval of the SEC. As a result of these restrictions, the scope of investment opportunities that would otherwise be available to us may be materially limited.

BDC regulations affect our ability to raise additional capital.

We will likely require additional capital. We may acquire additional capital by issuing senior securities or indebtedness, by issuing additional common shares or from securitization transactions. Nonetheless, we may be unable to raise additional capital on favorable terms, if at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. Our ability to pay dividends or issue additional senior securities would be restricted if our asset-coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. In such a case, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

ITEM 2	PROPERTIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and runs through November 30, 2018. The total rent expense for the period from January 1, 2012 through December 12, 2012, December 13, 2012 through December 31, 2012 and for the year ended December 31, 2013 was $0, $0 and $11,345, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2014	$43,212
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$234,456

ITEM 3	LEGAL PROCEEDINGS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board. Until January 18, 2013, we traded under the symbol “POKR.OB.” Effective January 22, 2013, our trading symbol changed to “MCVT.” The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2013 and 2012. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year	2013	2012
First Quarter	$0.61 – 2.50	$0.28 – 1.10	(1)
Second Quarter	$2.50 – 2.00	$0.83 – 0.67	(1)
Third Quarter	$2.00– 1.61	$0.67 – 0.61	(1)
Fourth Quarter	$1.61 – 1.35	$0.61 – 1.00	(1)

(1)	In September 2012, we effected a 1:11 stock combination (reverse stock split) after obtaining the approval of our shareholders. Unless otherwise expressly indicated to the contrary, all share figures and per-share amounts contained in this report (including the table above) are presented on a post-combination basis after giving effect (including retroactive effect) to the reverse stock split.

Holders

As of the date of this filing, we had approximately 192 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. We do, however, intend to distribute dividends annually to our shareholders once we made our election to be treated as a regulated investment company (RIC) under the Internal Revenue Code.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, we had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement,” as defined in Item 201 of Regulation S-K. Furthermore, as of the date of this filing, we are not a party to any equity compensation plan, nor are we obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company. Nevertheless, there are restrictions and limitations under the 1940 Act on our ability to grant options and warrants to members of our management and our non-interested, non-employee directors that, in our case, generally prohibit any such grants in the absence of prior SEC approval.

Recent Sales of Unregistered Securities

On March 6, 2013, we closed on a total of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock. On March 20, 2013, we closed on the sale of an additional $1,315,000 of common stock at a per-share price of $1.00, and issued 1,315,000 shares of common stock. We offered and sold the shares in reliance on the exemption from registration set forth in Sections 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. In this regard, the recipients of the shares were “accredited investors” as defined in Rule 501 under the Securities Act. In addition, all certificates representing the shares offered and sold contained a restrictive legend indicating that such shares constituted “restricted securities” under the Securities Act of 1933.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods

•	Our likely need for additional financing to prosecute and grow our business

•	Our inability, for any reason, to retain our executive management personnel

•	Our lack of experience with the complex rules and regulations applicable to a BDC under the 1940 Act and our ability, while being leanly staffed in order conserve investor resources, to comply with those rules and regulations, and

•	The outcome of current and future compliance examinations conducted by the SEC’s Office of Compliance and Inspections.

The foregoing list is not exhaustive, and readers are urged to read carefully and consider the risk factors described elsewhere in this report. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

Our results of operations for fiscal year 2012 are divided into two periods. The period from January 1, 2012 through December 12, 2012, reflects the Company’s results prior to operating as a BDC under the Investment Company Act of 1940. The period from December 13, 2012 through December 31, 2012 reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the financial statements beginning December 13, 2012 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. Any attempt at comparing the results of operations from such periods would not be meaningful to investors.

Item	For the Period January 1, 2012 through December 12, 2012	For the Period December 13, 2012 through December 31, 2012	Year Ended December 31, 2013
Investment Income:
Interest Income	$-	$-	$11,965
Dividend Income	-	-	23,216
Operating Expenses:
General Operating Expenses	17,555	437	80,562
Legal and Accounting Expenses	95,813	2,478	227,811
Executive Management Compensation	-	-	161,857
Compensation in Stock	48,000	-	-
Insurance Expense	-	-	104,226
Interest Expense	27,156
Director’s Fees	-	-	33,400
Net Investment Loss / Net Loss	$(188,524)	$(2,915)	$(572,675)

The Company received $9,650 in dividend payments from one eligible portfolio company, CombiMatrix Corporation, and additional $13,466 in non-eligible portfolio company dividends. The Company also received $11,965 in bank interest on cash balances.

As the table above indicates, we incurred selling, general and administrative expenses aggregating to $188,524 for the period from January 1, 2012 through December 12, 2012. For the period from December 12, 2012 through December 31, 2012 (during which time we had elected to be governed by the 1940 Act) our selling, general and administrative expenses were $2,915. For the full year ended December 31, 2013, our selling, general and administrative expenses were $607,856. A discussion of the various components of our general and administrative expenses for the periods discussed above is set forth below.

General Operating Expenses. Our general operating expenses, which primarily include consulting, stock-transfer fees, travel and miscellaneous office supply expenses, were $80,562 for the year ended December 31, 2013. Our general operating expenses were $17,555 for the period January 1, 2012 through December 12, 2012 and $437 for the period December 13, 2012 through December 31, 2012. In addition to increased travel expenses, we incurred non-recurring transfer-agent fees of $1,184 relating to our 1:11 reverse stock split and a change in the name of the Company during the period January 1, 2012 through December 12, 2012.

Legal and Accounting Expenses. Our legal and accounting expenses were $95,813 for the period January 1, 2012 through December 12, 2012, which included non-recurring professional fees relating to our 1:11 reverse stock split and corporate name change, $2,478 for the period December 13, 2012 through December 31, 2012, and $227,811 for the year ended December 31, 2013, which included non-recurring professional fees relating to our conversion to a BDC, including the preparation and filing of various notifications with the SEC, a 1940 Act registration statement on Form N-2 together with an amendment to that registration statement prepared in order to respond to comments received from the SEC, and various other governance- and operations-related legal work relating to our efforts to fully comply with the regulations applicable to BDCs under the 1940 Act.

Executive Management Compensation / Compensation in Stock. Compensation in stock aggregated to $48,000 and $0 of share issuance for the periods January 1, 2012 through December 12, 2012 and December 13, 2012 through December 31, 2012. For the year ended December 31, 2013, executive management compensation aggregated $161,857 in cash payments. Our officer compensation expense in fiscal year 2012 (through December 12, 2012) was in stock issuance whereas our officer compensation expense in fiscal year 2013 was in cash payments. Our compensation expense for our executive management, consultant service compensation, and professional fees expenses increased in 2013 given our operation as a BDC.

Interest expense for the period January 1, 2012 through December 12, 2012 was $27,156. On December 10, 2012, the majority of the outstanding promissory note balances owed to Lantern Advisers, Douglas Polinsky and Joseph A. Geraci, II were converted to stock. There was no interest expense incurred for the period December 13, 2012 through December 31, 2012 or for the year ended December 31, 2013.

For the year ended December 31, 2013, our net loss was $572,675. Our net loss for the period January 1, 2012 through December 12, 2012 was $188,524 and $2,915 for the period December 13, 2012 through December 31, 2012. The net loss for the year ended December 31, 2013 was primarily the result of the increased general and administrative expenses associated with our operations as a BDC, specifically including increased executive management compensation expense, legal and accounting expenses and general operating expenses.

Liquidity and Capital Resources

Our net loss for the period January 1, 2012 through December 12, 2012 was $188,524 and $2,915 for the period December 13, 2012 through December 31, 2012. For the year ended December 31, 2013, we had a net loss of $206,245.

Summary cash flow data is as follows:

	For the Period January 1, 2012 through December 12, 2012	For the Period December 13, 2012 through December 31, 2012	Year Ended December 31, 2013
Cash flows provided (used) by :
Operating activities	$(91,281)	$(2,915)	$(3,630,724)
Investing activities	-	-	(47,423)
Financing activities	675,000	-	10,164,905
Net increase (decrease) in cash	583,719	(2,915)	6,486,758
Cash, beginning of period	22,817	606,536	603,621
Cash, end of period	$606,536	$603,621	$7,090,379

During the year ended December 31, 2013, we sold 10,665,000 shares of our common stock for gross proceeds of $10,665,000.

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $7,090,379 of cash at the end fiscal 2013 constitutes our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2014.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2013 and we do not anticipate any such capital expenditures for fiscal 2014. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, Audit Committee and independent third-party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments. Valuation determinations are in all cases made in conformity with the written valuation policies and procedures respecting the valuation of Company investments.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item	Page
Report of Independent Registered Public Accounting Firm on Financial Statements	21
Balance Sheets – December 31, 2013 and December 31, 2012	22
Statements of Operations – Year ended December 31, 2013 and Period from January 1, 2012 through December 12, 2012, Period from December 13, 2012 through December 31, 2012	23
Statements of Shareholders’ Equity (Deficit) – Years ended December 31, 2013 and December 31, 2012	25
Statements of Cash Flows – Year ended December 31, 2013 and Period from January 1, 2012 through December 12, 2012, Period from December 13, 2012 through December 31, 2012	27
Notes to Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (formerly known as Poker Magic, Inc.) as of December 31, 2013 and 2012, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2013, the period from December 13, 2012 to December 31, 2012, and the period from January 1, 2012 to December 12, 2012 and the financial highlights for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2013 and 2012 and the results of their operations and cash flows for the year ended December 31, 2013, the period from December 13, 2012 to December 31, 2012, and the period from January 1, 2012 to December 12, 2012 and financial highlights for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2014

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)
Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

Investments, at fair value
Non-control / Non-affiliate investments (cost of $3,104,426 and $0)	$3,342,319	$-

Cash	7,090,379	603,621
Prepaid expenses	54,401	-
Receivable from sale of investments	794	-
Interest and dividends receivable	3,750	-
Leasehold improvements, net	38,157	-
Property and equipment, net	18,683	-

Total Assets	$10,548,483	$603,621

LIABILITIES

Current Liabilities
Accounts Payable	$18,284	$25,162
Accrued Royalty	619	619
Notes Payable Related Party – short-term	-	95
Interest Payable	-	14,670
Deferred rent	7,750	-
Total Current Liabilities	26,653	40,546

Long-Term Liabilities
Subscription Payable	-	500,000
Total Long-Term Liabilities	-	500,000

Total Liabilities	26,653	540,546

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 12,169,422 and 1,504,422 shares.	12,169	1,504
Additional paid-in capital	11,875,571	1,221,236
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(572,675)	-
Accumulated undistributed net realized gains on investment transactions	128,537	-
Net unrealized appreciation in value of investments	237,893	-
Total Shareholders’ Equity	10,521,830	63,075

Total Liabilities and Shareholders’ Equity	$10,548,483	$603,621

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Operations

For the Period January 1, 2012 through December 12, 2012 Prior to becoming a BDC
Revenues	$-

Cost of Revenue	-

Gross Loss	-

Operating Expenses:
Selling, General and Administrative	161,368

Operating Loss:	(161,368)

Other Income (Expense)	-
Interest Income	-
Interest Expense	(27,156)
Total Other Income (Expense)	(27,156)

Net Loss	$(188,524)

Basic and diluted net loss per common share	$(0.18)

Weighted-average number of common shares outstanding	1,075,460

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Operations

	As an Investment Company	As a Business Development Company
	For the Period December 13, 2012 through December 31, 2012	Year Ended December 31, 2013
Investment Income
Interest income	$-	$11,965
Dividend income	-	23,216
Total Investment Income		35,181

Operating Expenses:
Professional fees	1,736	227,811
Payroll expense	-	161,857
Registration statement expense	-	26,805
Insurance expense	-	104,226
Occupancy	-	39,690
Director’s fees	-	33,400
Depreciation and amortization	-	2,908
Other general and administrative expenses	1,180	11,159
Total Operating Expenses	2,915	607,856

Net Investment Loss	$(2,915)	$(572,675)

Realized and Unrealized Gain on Investments
Net realized gain on investments		128,537
Net change in unrealized appreciation on investments		237,893
Net Realized and Unrealized Gain on Investments	-	366,430

Net Decrease in Net Asset Value Resulting from Operations	$-	$(206,245)

Net Decrease in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	1,492,422	10,219,737

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-In	Accumulated	Accumulated Undistributed Investment	Accumulated Undistributed Net Realized Gains on Investment	Net Unrealized Appreciation in Value of	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity (Deficit)

Balance as of December 31, 2011	1,043,657	$1,044	$772,296	$(968,226)	$-	$-	$-	$(194,886)

Issuance of common stock for officers compensation at $1.10 per share on March 31, 2012 based on value of services rendered	10,909	11	11,989	-	-	-	-	12,000

Issuance of common stock for officers compensation at $0.66 per share on June 30, 2012 based on value of services rendered	18,182	19	11,983	-	-	-	-	12,000

Issuance of common stock for officers compensation at $0.60 per share on September 30, 2012 based on value of services rendered	18,162	18	11,982	-	-	-	-	12,000

Rounding adjustment due to reverse stock split	112	(2)	-	-	-	-	-	-

Issuance of common stock for cash of $1.00 per share on November 9, 2012	100,000	100	99,900	-	-	-	-	100,000

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	5,900	6	5,894	-	-	-	-	5,900

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	5,900	6	5,894	-	-	-	-	5,900

Issuance of common stock for conversion of promissory note at $1.00 per share on December 10, 2012	289,600	290	289,310	-	-	-	-	289,600

Issuance of common stock for officers compensation at $1.00 per share on December 12, 2012 based on value of services rendered	12,000	12	11,988	-	-	-	-	12,000

Net Loss	-	-	-	(191,439)	-	-	-	(191,439)

Balance as of December 31, 2012	1,504,422	1,504	1,221,236	(1,159,665)	-	-	-	63,075

Issuance of common stock for cash of $1.00 per share on March 6, 2013	9,350,000	9,350	9,340,650	-	-	-	-	9,350,000

Issuance of common stock for cash of $1.00 per share on March 30, 2013	1,315,000	1,315	1,313,685	-	-	-	-	1,315,000

Undistributed investment loss	-	$-	$-	$-	$(572,675)	$-	$-	$(572,675)

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-In	Accumulated	Accumulated Undistributed Investment	Accumulated Undistributed Net Realized Gains on Investment	Net Unrealized Appreciation in Value of	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity (Deficit)
Undistributed net realized gains on investment transactions	-	-	-	-	-	128,537	-	128,537

Appreciation in value of investments	-	-	-	-	-	-	237,893	237,893

Balance as of December 31, 2013	12,169,422	$12,169	$11,875,571	$(1,159,665)	$(572,675)	$128,537	$237,893	$10,521,830

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Statements of Cash Flows

	Prior to Becoming an Investment Company	As an Investment Company	As a Business Development Company
	For the Period January 1, 2012 through December 12, 2012	For the Period December 13, 2012 through December 31, 2012	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(188,524)	$(2,915)	$(206,245)

Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	-	-	(237,893)
Net realized gain on investments	-	-	(128,537)
Payments for purchases of investments	-	-	(3,619,009)
Proceeds from sales of investments	-	-	643,120
Depreciation and amortization	-	-	2,908
Officers compensation expense paid in stock	48,000	-	-
Changes in operating assets and liabilities:
Receivable from sale on investments	-	-	(794)
Interest and dividends receivable	-	-	(3,750)
Prepaid expenses	-	-	(54,401)
Accounts payable	22,087	-	(19,203)
Deferred rent	-	-	7,750
Interest payable	27,156	-	(14,670)

Net cash from (used in) operating activities	(91,281)	(2,915)	(3,630,724)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,651)
Purchases of leasehold improvements	-	-	(27,772)

Net cash provided by (used in) investing activities	-	-	(47,423)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-	10,165,000
Proceeds from subscription payable	500,000	-	-
Payment on note payable to related party	-	-	(95)
Proceeds from note payable related party	75,000	-	-

Net cash provided by financing activities	675,000	-	10,164,905

Net increase (decrease) in cash	583,719	(2,915)	6,486,758

Cash, beginning of the period	22,817	606,536	603,621
Cash, end of the period	$606,536	$603,621	$7,090,379

Non-cash investing and financing activities:

Leasehold improvements acquired through accounts payable	-	-	12,325
Conversion of subscription payable to common stock	-	-	500,000

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Financial Highlights

As a Business Development Company
Year Ended December 31, 2013
Per Share Data
Net asset value as of December 31, 2012	$0.04
Net investment loss	(0.05)
Net realized and unrealized gains	0.03
Net increase in net assets as a result of private offering	0.84
Net asset value as of December 31, 2013	$0.86

Ratio / Supplemental Data
Per share market value as of December 31, 2013	$0.27
Shares outstanding as of December 31, 2013	12,169,422
Average weighted shares outstanding	10,219,737
Net assets as of December 31, 2013	$10,521,830
Average net assets (1)	$8,538,872
Portfolio turnover rate (2)	7.53%
Ratio of operating expenses to average net assets (2)	(7.12)%
Ratio of net investment loss to average net assets	(6.71)%
Ratio of realized gains to average net assets	1.51%

(1)	Based on the monthly average of net assets from December 31, 2012 through December 31, 2013.
(2)	Ratios are annualized.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of December 31, 2013

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

As of December 31, 2013
Name and Location of Portfolio	Industry	Date of Initial Investment	Investments	Shares or Amount	Cost	Fair Value	% of Total Assets	FV Level
Southern Plains Resources, Inc.*	Oil & Gas	3/14/2013	Common Stock	600,000	730,000	930,000	8.8%	3
Tzfat Spirits of Israel, LLC*	Consumer Discretionary	10/14/2013	Membership Units	55,000	101,019	101,019	1.0%	3
MAX 4G*	Information Technology	6/14/2013	Preferred Stock	300,000	150,000	150,000	1.4%	3
AT&T	Telecommunications	10/25/2013	Common Stock	5,000	175,260	175,800	1.7%	1
Combimatrix*	Medical Diagnostics	5/6/2013	Common Stock	250,000	515,000	575,000	5.5%	1
Calamos Convertible & High Income Fund	Closed End Fund	11/05/2013	Common Stock	10,000	128,357	129,300	1.2%	1
CenturyLink, Inc.	Telecommunications	11/13/2013	Common Stock	10,000	324,120	318,500	3.0%	1
Frontier Communications Corporation	Telecommunications	11/20/2013	Common Stock	20,000	100,610	93,000	0.9%	1
Windstream Holdings, Inc.	Telecommunications	11/6/2013	Common Stock	15,000	130,060	119,700	1.1%	1
Combimatrix*	Medical Diagnostics	5/6/2013	Warrants	413,934	0	0	0.0%	3
Insite Software Solutions, Inc.*	Business Services	12/30/2013	Warrants	108,960	0	0	0.0%	3
Insite Software Solutions, Inc.*	Business Services	12/30/2013	Promissory Note	750,000	750,000	750,000	7.1%	3
Total Investments						$3,104,426

* indicates that the portfolio investment is a “qualifying assets” under Section 55(a) of the Investment Company Act of 1940. Because the Company is a “business development company” under that Act, qualifying assets must represent at least 70% of the Company’s total assets at the time it acquires any non-qualifying assets.

Mill City Ventures III, Ltd.

(formerly Poker Magic, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Mill City Ventures III, Ltd. (the “Company”) is an investment company that was incorporated in the State of Minnesota on January 10, 2006 under the name WPP Acquisition, Inc.  The Company’s name was subsequently changed to Poker Magic, Inc. Our business from January 10, 2006 (inception) through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we intended to convert the Company to an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, notifying the SEC of our election to become a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940 declaring that the Company has ceased to be an investment company. We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. The Company’s objective is to obtain returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, the Company amended and restated its Articles of Incorporation.  The amendment and restatement included a change in the Company's name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

On February 7, 2013, the Company filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 notifying the SEC that we are closed-end company that will be operated for the purpose of making investments primarily in securities described in section 55(a)(1) through (3) of the Investment Company Act of 1940 and will make available significant managerial assistance with respect to issuers of such securities to the extent required by the Act.

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

Cash Deposits

The Company maintains its cash balances in financial institutions. Cash on deposit in excess of FDIC coverage is subject to the usual banking risk of funds in excess of those limits.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts payable and notes payable approximate fair value due to their relatively short maturities.

In the normal course of business, the Company may utilize derivative financial instruments (principally options) in connection with its trading activities. The Company records its derivative activities at fair value. Gains and losses from derivative financial instruments are included in net gain (loss) on investments in the statement of operations.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors or the Valuation Committee of the board, based on, among other things, the input of our executive management, audit committee and independent third-party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

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

Revenue recognition – Prior to becoming an investment company

Revenue from sales under a license agreement is recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists (fully executed license agreement); 2) delivery of the Winner’s Pot Poker game, felt and instructions have been rendered and for which the licensee is responsible to replace either through damage or normal wear and tear; 3) the price is fixed or determinable; and 4) collectability under the license agreement is reasonably assured. We did not generate any license revenues for the year ended December 31, 2012.

Realized Gains and Losses, Interest and Dividend Income Recognition – as a Business Development Company

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Currently, our single outstanding loan is current in its interest payments. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our investment portfolio investments at December 31, 2013 and December 31, 2012 were $3,342,319 and $0, respectively.

Interest and Dividend Income Recognition – As an investment company

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

Conversion to Business Development Company

The results of operations for 2012 are divided into two periods. The period from January 1, 2012 through December 12, 2012, reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The period from December 13, 2012 through December 31, 2012, reflects the Company’s results as a business development company under the Investment Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 13, 2012 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends Accounting Standards Codification Topic 946 “Financial Services – Investment Companies” by: (1) changing the approach to the investment company assessment in Topic 946 to clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company; (2) requiring an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) requiring the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this update will be effective for fiscal periods beginning December 15, 2013. Early adoption of these amendments is not permitted. We are assessing the impact of ASU 2013-08 on our financial statements.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Period January 1, 2012 through December 12, 2012	For the Period December 13, 2012 through December 31, 2012	Year Ended December 31, 2013
Numerator: Net Loss	$(188,961)	$(2,915)	$(206,245)
Denominator: Weighted-average number of common shares outstanding	1,075,460	1,492,422	10,219,737
Basic and diluted net loss per common share	$(0.18)	$(0.00)	$(0.02)

At December 31, 2013 and 2012, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

On June 6, 2013, the Company entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the period from January 1, 2012 through December 12, 2012, December 13, 2012 through December 31, 2012 and for the year ended December 31, 2013 was $0, $0 and $11,345, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2014	$43,212
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$234,456

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

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

On March 6, 2013, the Company raised cash of $8,850,000 at $1.00 per share through the issuance of 8,850,000 shares of common stock.

On March 20, 2013, the Company raised cash of $1,315,000 at $1.00 per share through the issuance of 1,315,000 shares of common stock

At December 31, 2013, a total of 12,169,422 shares of common stock were issued and outstanding.

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

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

As of December 31, 2013
Non-Affiliate Investments	Description	Industry	Quantity	Cost	Fair Value	% of Total Assets	FV Level

Southern Plains Resources, Inc.	Common Stock	Oil & Gas	600,000	$730,000	$930,000	8.8%	3
Tzfat Spirits of Israel, LLC	Membership Units	Consumer Discretionary	55,000	101,019	101,019	1.0%	3
MAX 4G.	Preferred Stock	Information Technology	300,000	150,000	150,000	1.4%	3
AT&T	Common Stock	Telecommunications	5,000	175,260	175,800	1.7%	1
Combimatrix	Common Stock	Medical Diagnostics	250,000	515,000	575,000	5.5%	1
Calamos Convertible & High Income Fund	Common Stock	Closed End Fund	10,000	128,357	129,300	1.2%	1
CenturyLink, Inc.	Common Stock	Telecommunications	10,000	324,120	318,500	3.0%	1
Frontier Communications Corporation	Common Stock	Telecommunications	20,000	100,610	93,000	0.9%	1
Windstream Holdings Inc.	Common Stock	Telecommunications	15,000	130,060	119,700	1.1%	1
Combimatrix	Warrants	Medical Diagnostics	413,934	—	—	0.0%	3
Insite Software Solutions, Inc	Warrants	Business Services	108,960	—	—	0.0%	3
Insite Software Solutions, Inc.	Promissory Note	Business Services	750,000	750,000	750,000	7.1%	3
TOTAL INVESTMENTS					$3,104,426	$3,342,319

The change in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair Value, December 31, 2012	$-
Total realized gain, net	77,176
Change in unrealized appreciation	200,000
Net realized and unrealized gain	277,176
Purchases of portfolio investments	2,236,019
Sales of investments	(182,176)
Transfers to Level 1	(400,000)
Fair Value, December 31, 2013	$1,931,019

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at December 31, 2013	$200,000

Portfolio Investments

At December 31, 2013, we held investments in five eligible portfolio investments, which had an amortized cost of $2,246,019 and a fair value of $2,506,519. At December 31, 2012, we held no investments.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement to purchase one Class A Membership Unit for $105,000. On June 12, 2013, Fairmount Minerals, Ltd. purchased Great Plains Sand, LLC for an aggregate sales price of $65 million, subject to certain adjustments. We received $182,176 in cash at the closing of the sale. Of the purchase price, $5 million is being held in escrow until the one-year anniversary of the closing date to satisfy certain indemnification and payment obligations of Great Plains Sand, LLC. Assuming the release in full of the escrow amount, we expect to receive an additional $18,750 in consideration of the sale transaction. The purchase agreement further provides for additional consideration of up to $10 million to be paid in equal installments upon the six-month and one-year anniversaries of the closing, or such later times as Fairmount Mineral’s sand testing meets certain requirements set forth in the purchase agreement, upon satisfaction of such requirements. Assuming satisfaction of such requirements, we may receive additional earn-out payments of up to $18,750.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at December 31, 2013 was $730,000 and the fair value was $930,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the Combimatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. At December 31, 2013 the cost and fair value of the Combimatrix common stock was $515,000 and $575,000, respectively. The cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At December 31, 2013, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At December 31, 2013, the cost and fair value of the Tzfat investment was $101,019.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchase a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a 10-year term expiring December 30, 2023. At December 31, 2013, the cost and fair value of the promissory note was $750,000 and the Warrant was $0.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2013, approximately 75% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company did not have any taxable income for the year ended December 31, 2013.

NOTE 8—NOTES PAYABLE RELATED PARTY

On October 19, 2010, Douglas M. Polinsky and Joseph A. Geraci, II, both officers of the Company, each loaned the Company $5,000 under terms and conditions set forth in a related unsecured term promissory note. Each promissory note provided for simple interest to accrue on the unpaid principal balance of the promissory notes at the rate of 12% per annum, and required that accrued interest be paid on a monthly basis until October 18, 2011, at which time the entire unpaid principal balance of $5,000 together with the unpaid accrued interest of $569 (accrued at 12% per annum) became due and payable. Messrs. Polinsky and Geraci both agreed to renew the promissory notes and interest payable totaling $11,139 on September 30, 2011 for a term of six months. Subsequently, Messrs. Polinsky and Geraci both again agreed to renew the promissory notes and interest payable totaling $11,807 on March 31, 2012 for a term of three years. The promissory notes have the same terms as those contained in the original promissory notes and have a maturity date of March 31, 2015.

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

The Company incurred interest expense associated with the related party notes of $27,156 for the period from January 1, 2012 through December 12, 2012, $0 for the period December 13, 2012 through December 31, 2012, and $0 for the year ended December 31, 2013.

Total short-term related-party notes at December 31, 2013 and 2012 were $0 and $95, respectively.

NOTE 9—SUBSEQUENT EVENTS

On February 6, 2014, the Company entered into a subscription agreement with Mixx 1 Life, Inc. for the purchase of a $500,000 principal amount 12% Senior Secured Convertible Debenture convertible into common stock at $0.36 per share and a five-year warrant to purchase up to 1,600,000 shares of Mixx 1 Life common stock at $0.50 per share.

On February 6, 2014, the Company entered into a purchase agreement with DBR Phase III US Investors, LLC, a Delaware limited liability company, for the purchase of a $1,000,000 principal amount mezzanine loan bearing interest at 8% current coupon with 5% accrued for the duration of the loan. The loan term is 24 months and becomes due and payable on February 6, 2015. An initial amount of $350,000 was funded on February 7, 2013. The balance of $650,000 may be drawn from time to time for the remainder of DBR Phase III US Investor’s construction of two 7-unit beachside condominium buildings containing approximately 42,000 square feet of sellable indoor space in Dorado Beach, Puerto Rico. As of March 6, 2014, there were 11 units under contract with a 10% non-refundable deposit attached to each unit sold.

On March 21, 2014, the Company entered into a subscription agreement with BioLife Solutions, Inc. (BLFS) for the purchase of 100,000 units for $4.30 per unit, for a total purchase price of $430,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at $4.70 for a period of seven years.

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2013.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Mill City Ventures III, Ltd.

The management of Mill City Ventures III, Ltd. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	54	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	44	Director and Chief Financial Officer
Howard Liszt	67	Director
Christopher Larson	42	Director
Laurence Zipkin	72	Director

Douglas M. Polinsky co-founded the Company in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also make direct investments into public and private companies. Since 2007, Mr. Polinsky has been an independent director of FAB Universal Inc., a Pennsylvania-based company specializing in digital content distribution.  Mr. Polinsky is a member of the Audit and Compensation Committees of the Board of Directors.  Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas.

Joseph A. Geraci, II co-founded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II. LP, each a Minnesota limited partnership that invested directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota.  Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

In August 2003, the National Association of Securities Dealers (NASD) found in an administrative hearing that Mr. Geraci, while employed by and affiliated with a NASD member, had violated NASD Conduct Rule 2110 and SEC Rule 10b-5 in August 1999, and barred him from associating with any NASD member in the future.

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. He currently serves on the board of the following companies: Eggland’s Best, a branded egg company; Land O’ Lakes, the second largest cooperative in the United States; OCO Holdings, an independent marketing communications company; and Wireless Ronin, a marketing technology company. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

Christopher Larson co-founded and acted as Chief Financial Officer of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the casino gaming industry, from 1999 to 2005. Mr. Larson also served on the Board of Directors of Cash Systems from 2001 to 2006 and on the Board of Directors of Western Capital Resources, Inc. from 2008 to 2009. Cash Systems was taken public via a reverse merger and during Mr. Larson’s tenure the company experienced revenue growth from $600,000 to $120,000,000 annually. Mr. Larson is currently the Chief Financial Officer of Hondo Minerals, a an exploration stage company engaged in the acquisition of historically significant, mines, mining claims and mining real estate in North America.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Messrs. Polinsky and Geraci, the Board of Directors considered their significant experience, expertise and background with regard to investing in general and the Company in particular. With regard to Mr. Larson, the Board of Directors considered his background and experience with the public securities markets and his former employment and experience in operational and financial capacities, as both a Chief Executive and Chief Financial Officer. With regard to Mr. Liszt, the Board of Directors considered his experience on other boards of public companies, his past experience in the communications and advertising fields, and his organizational experience. With regard to Mr. Zipkin, the Board of Directors considered his knowledge, experience and skills in the finance, public securities and investment banking fields.

Code of Ethics

On August 5, 2008, our Board of Directors adopted a Code of Ethics, which includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 328 Barry Ave. S., Suite 210, Wayzata, MN 55391.

The Code of Ethics has been drafted in order to facilitate compliance with the requirements applicable to the Company, as a BDC, under Section 17 of the 1940 Act. In this regard, the Company has recently implemented procedures to ensure compliance with the provisions of the Code of Ethics, which procedures are part of the various requirements applicable to the Company under Section 17 of the 1940 Act and Rule 17j-1 promulgated by the SEC thereunder.

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2013.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee and a Valuation Committee.

The members of the Audit Committee are Laurence Zipkin and Christopher Larson, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Zipkin currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee, which is filed as an exhibit to this report. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The board has determined that Mr. Zipkin is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Zipkin’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

The members of the Compensation Committee are Messrs. Larson and Zipkin, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Zipkin currently serves as chair of the Compensation Committee. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals.

The members of the Valuation Committee are Messrs. Larson and Zipkin, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Zipkin currently serves as chair of the Valuation Committee. The Valuation Committee is responsible for approving the fair value of debt and equity securities comprising the Company’s investment portfolio pursuant to the Company’s written valuation policy and procedures.

Of the directors presently serving on the board, Messrs. Larson, Liszt and Zipkin are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and “non-interested” persons as that term is defined in the 1940 Act. Our company is not, however, subject to the Nasdaq listing standards because its common stock is not listed for trading on any Nasdaq market tier.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that Douglas M. Polinsky and Joseph A. Geraci, II, each made late filings with respect to transactions occurring during 2013, as follows: Joseph D. Hammer’s initial filing on Form 3 relating to his appointment to our Board of Directors was due on March 11, 2013 but not filed until May 9, 2013; and Neal Linnihan’s and Scott Zbikowski’s Form 3s relating to their respective acquisitions of our common stock in a private placement was due on March 18, 2013 but not filed until March 20, 2013.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2013 and 2012 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Douglas M. Polinsky,	2013	$50,000		$0		-	$50,000
Chief Executive Officer	2012	$0	(1)	$24,000	(2)	-	$24,000

Joseph A. Geraci, II,	2013	$100,000		$0		-	$100,000
Chief Financial Officer	2012	$0	(1)	$24,000	(2)	-	$24,000

(1)	The named executive did not receive a salary during the year ended December 31, 2012, primarily because the Company did not then have the resources to pay, or commit to pay, such individual a regular market-based salary for his services.

(2)	The named executive received a stock award of $24,000 for services rendered in 2012. This represents the dollar amount recognized for financial reporting purposes under ASC 505 with respect to stock grants to the named executive for his services during the year indicated.

Employment Agreements with Executives

We have employment agreements with each of Messrs. Polinsky and Geraci. These employment agreements are discussed below.

Mr. Polinsky’s Employment Agreement

Mr. Polinsky is being employed for a term of three years as our Chief Executive Officer and co-manager of the investment portfolio of the Company, and will receive an annual base salary of $50,000, which may be increased by our board’s Compensation Committee on an annual basis. Mr. Polinsky is also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Polinsky’s base salary, as approved by the Compensation Committee. Mr. Polinsky will also receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Polinsky during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equals 20% of the net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation will be calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation will, among themselves, determine the manner in which they will participate in such compensation. At this time Messrs. Polinsky and Geraci are the only two officers or employees of the Company entitled to any Profit Sharing Compensation. Mr. Polinsky will also be entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company agrees that if it shall fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation will be calculated as if the Company were at all times qualified as a regulated investment company.

Upon termination of Mr. Polinsky’s employment agreement, Mr. Polinsky will be entitled to receive the foregoing compensation through the date of termination, and reimbursement for any expenses incurred by Mr. Polinsky through the date of such termination. If the Company terminates Mr. Polinsky’s employment agreement for cause, it may offset against such payments any damages sustained by the Company as a result of the conduct constituting such cause.

Mr. Polinsky is prohibited from disclosing confidential information of the Company, and agreed not to solicit any employees of the Company during the term of the employment agreement and for a period of 12 months thereafter. Mr. Polinsky’s agreement contains other customary terms and conditions.

Mr. Geraci’s Employment Agreement

Mr. Geraci is being employed for a term of three years as the Company’s Chief Financial Officer and co-manager of the investment portfolio of the Company. Mr. Geraci will receive an annual base salary of $100,000, which may be increased by the board’s Compensation Committee on an annual basis. Mr. Geraci is also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Geraci’s base salary, as approved by the Compensation Committee. Mr. Geraci will also receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Geraci during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equals 20% of the net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation will be calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation will, among themselves, determine the manner in which they will participate in such compensation. At this time Messrs. Polinsky and Geraci are the only two officers or employees of the Company entitled to any Profit Sharing Compensation. Mr. Geraci will also be entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company has agreed that, if it shall fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation will be calculated as if the Company were at all times qualified as a regulated investment company.

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

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2013 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

We did not pay director compensation in 2012. We did, however reimburse our directors for their actual expenses incurred in attending or participating in meetings of the Board of Directors or other Company-related meetings. For 2013, we paid a total of $33,400 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, III	2013	-	-
Douglas M. Polinsky	2013	-	-
Christopher M. Larson	2013	$15,000	$15,000
Howard P. Liszt	2013	$3,400	$3,400
Laurence S. Zipkin	2013	$15,000	$15,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 27, 2014 (on which date there were 12,169,422 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive (see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 328 Barry Avenue S., Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	552,358	4.5%
Joseph A. Geraci, II (3)	556,130	4.6%
Howard Liszt (4)	-	*
Christopher Larson (5)	-	*
Laurence Zipkin (6)	-	*
Neal Linnihan 8154 Ingberg Circle Stillwater, MN 55082	2,500,000	20.5%
Scott and Elizabeth Zbikowski (7) 109 S.W. 50th Street Cape Coral, FL 33914	1,865,000	15.3%
Ervin Kramer 18 10th Street N.W. Adams, MN 55909	1,087,728	8.9%
Donald Schreifels 6900 Wedgewood Drive Maple Grove, MN 55311	1,060,001	8.7%
David Bester 19366 Century Court Farmington, MN 55024	1,000,000	8.2%
Patrick Kinney (8) 5615 Gatewood Lane Greendale, WI 53129	942,278	7.7%
William Hartzell 22990 Imme Road Siren, WI 54872	650,000	5.3%
All current directors and executive officers as a group (9) (five persons)	818,433	6.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 248,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Liszt is a director of the Company.

(5)	Mr. Larson is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Larson and Zipkin.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Related-Party Transaction Policy

The Board of Directors has adopted a written Conflict of Interest and Related Party Transaction Policy. That policy governs the approval of all related-party transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board of Directors administers the policy and approves any related-party transactions, subject to conflicting requirements of the 1940 Act or the Company’s written Code of Ethics. In general, after full disclosure of all material facts, review and discussion, the board approves or disapproves related-party transactions by a vote of a majority of the directors who have no interest in such transaction, direct or indirect. Procedurally, no director is allowed vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.

Director Independence

The Company currently has five directors, three of whom—Messrs. Liszt, Larson and Zipkin, are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. None of our independent directors are “interested persons” as that term is defined in the Investment Company Act. The Company is not subject to those listing standards, however, because its common stock is not listed for trading on a Nasdaq market. Based upon information requested from each such director concerning his background, employment and affiliations, the board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2012	2013
Audit Fees	$28,000	$48,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$28,000	$48,400

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2011 and 2012 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2012 and 2013 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements
Balance Sheets – December 31, 2013 and December 31, 2012

Statements of Operations – For the Year ended December 31, 2013, the period from December 13, 2012 through December 31, 2012 and the period from January 1, 2013 through December 12, 2012.

Statement of Shareholders’ Equity (Deficit) – Years ended December 31, 2013 and December 31, 2012

Statements of Cash Flows – For the Year ended December 31, 2013, the period from December 13, 2012 through December 31, 2012 and the period from January 1, 2013 through December 12, 2012.

Notes to Financial Statements

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Promissory Note with Joseph A. Geraci, II, dated April 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.2	Promissory Note with Douglas Polinsky, dated April 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.3	Promissory Note with Lantern Advisers, LLC, dated June 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.4	Promissory Note with Lantern Advisers, LLC, dated July 1, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.5	Promissory Note with Lantern Advisers, LLC, dated October 31, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.6	Conversion Agreement with Lantern Advisers, LLC, Joseph A. Geraci, II, and Douglas M. Polinsky, dated effective as of December 12, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on April 1, 2013)
10.7	Employment Agreement with Joseph A. Geraci, II, dated effective 25, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 25, 2013)
10.8	Employment Agreement with Douglas M. Polinsky dated effective 25, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 25, 2013)
10.9	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)
10.10	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)
10.11	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)

10.12	Securities Purchase Agreement with CombiMatrix Corporation (including form of Registration Rights Agreement and Certificate of Designation for Series C Convertible Preferred Stock) dated as of May 3, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.13	Warrant for the Purchase of CombiMatrix Common Stock dated as of May 3, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.14	Subscription Agreement with MAX4G, Inc., dated as of May 29, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed on March 31, 2013)
31.1	Section 302 Certification of the Chief Executive Officer *
31.2	Section 302 Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURE III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 31, 2014
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 31, 2014
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Christopher Larson	Director	March 31, 2014
Christopher Larson

/s/ Howard Liszt	Director	March 31, 2014
Howard Liszt

/s/ Laurence Zipkin	Director	March 31, 2014
Laurence S. Zipkin

