Form 10-Q
period 2014-03-31
Mill City Ventures III, Ltd
filed 2014-05-13
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	20-4709758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 Barry Avenue South #210, Wayzata, MN 55391

(Address of Principal Executive Offices)

(952) 479-1920

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

As of May 13, 2014, there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd.

Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS

Investments, at fair value
Non-control / Non-affiliate investments (cost of $3,962,435 and $3,104,426, respectively)	$4,883,525	$3,342,319

Cash	6,364,522	7,090,379
Prepaid expenses	124,197	54,401
Receivable from sale of investments	-	794
Interest and dividends receivable	-	3,750
Leasehold improvements, net	38,728	38,157
Property and equipment, net	21,518	18,683
Total Assets	$11,432,490	$10,548,483

LIABILITIES

Current Liabilities
Accounts payable	112,782	18,284
Accrued royalty	-	619
Deferred interest income	15,000	-
Deferred rent	8,312	7,750
Total Current Liabilities	136,094	26,653

Total Liabilities	136,094	26,653

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 issued and outstanding)	12,169	12,169
Additional paid-in capital	11,875,571	11,875,571
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(682,209)	(572,675)
Accumulated undistributed net realized gains on investment transactions	329,440	128,537
Net unrealized appreciation in value of investments	921,090	237,893
Total Shareholders’ Equity	11,296,396	10,521,830

Total Liabilities and Shareholders’ Equity	$11,432,490	$10,548,483

Net Asset Value Per Common Share	$0.92	$0.86

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Investment Income
Interest income	$29,466	$3,562
Dividend income	12,298	-
Total Investment Income	41,764	3,562

Operating Expenses
Professional fees	37,177	82,259
Payroll expense	41,446	80,737
Registration statement expense	-	23,305
Insurance expense	33,321	2,641
Occupancy	17,406	-
Directors’ fees expense	15,000	-
Depreciation and amortization expense	3,098	-
Other general and administrative expenses	3,850	2,243
Total Operating Expenses	151,298	191,185
Net Investment Loss	(109,534)	(187,623)

Realized and Unrealized Gain on Investments
Net realized gain on investments	200,903	-
Net change in unrealized appreciation on investments	683,197	-
Net realized and Unrealized Gain on Investments	884,100	-

Net Increase in Net Asset Value Resulting from Operations / Net Loss from Operations	$774,566	$(187,623)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.06	$(0.04)

Weighted-average number of common shares outstanding	12,169,422	4,262,366

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net increase in net asset value resulting from operations / Net loss from operations	$774,566	$(187,623)

Adjustments to reconcile net increase in net assets / net loss resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(683,197)	-
Net realized gain on investments	(200,903)	-
Payments for purchases of investments	(1,280,000)	(525,000)
Sales of investments in securities	622,894	-
Depreciation and amortization expense	3,098	-

Changes in operating assets and liabilities:
Prepaid expenses	(69,796)	(132,206)
Receivable from sale of investments	794	-
Interest and dividends receivable	3,750	-
Accounts payable	94,498	190,800
Deferred interest income	15,000	-
Interest payable	-	(14,434)
Accrued royalty	(619)	-
Deferred rent	562	-
Accrued payroll	-	80,737

Net cash used in operating activities	(719,353)	(587,726)

Cash flows from investing activities:
Purchases of property and equipment	(3,943)	-
Purchases of leasehold improvements	(2,561)	-

Net cash used by investing activities	(6,504)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,165,000
Payment on notes payable related party	-	(95)

Net cash provided by financing activities	-	10,164,905

Net increase (decrease) in cash	(725,857)	9,577,179

Cash, beginning of the period	7,090,379	603,621
Cash, end of the period	$6,364,522	$10,180,800

Non-cash financing activities:
Conversion of subscription payable to common stock	$-	$500,000

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

Three Months Ended March 31, 2014

Per Share Data
Net asset value at beginning of the period	$0.86
Net investment loss	(0.01)
Net realized and unrealized gains	0.07
Net increase in net assets as a result of private offering	0.00
Net asset value at end of period	$0.92

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.34
Shares outstanding at end of period	12,169,422
Average weighted shares outstanding for period	12,169,422
Net assets at end of period	$11,296,396
Average net assets (1)	$10,766,742
Portfolio turnover rate (2)	5.79%
Ratio of operating expenses to average net assets (2)	(5.58)%
Ratio of net investment loss to average net assets (2)	(4.06)%
Ratio of realized gains to average net assets (2)	7.79%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of March 31, 2014

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	FV Level

Southern Plains Resources, Inc.	Oil & Gas	3/14/13	Common Stock	600,000	$730,000	$930,000	8.2%	3
Tzfat Spirits of Israel, LLC *	Consumer Discretionary	10/14/13	Membership Units	55,000	101,019	101,019	0.1%	3
Max 4G *	Information Technology	6/14/13	Preferred Stock	300,000	150,000	150,000	1.3%	3
AT&T	Telecommunications	10/25/13	Common Stock	5,000	175,260	175,350	1.6%	1
Bio Life Solutions, Inc. *	Bio-technology	3/21/14	Common Stock	100,000	430,000	369,000	3.3%	1
Bio Life Solutions, Inc. *	Bio-technology	3/21/14	Warrants	100,000	-	-	-	3
Calamos Convertible & High Income Fund	Closed End Fund	11/5/13	Common Stock	10,000	128,357	134,800	1.2%	1
CenturyLink, Inc	Telecommunications	10/28/13	Common Stock	10,000	324,120	328,400	2.9%	1
Frontier Communications Corp	Telecommunications	11/20/13	Common Stock	20,000	100,610	114,100	1.0%	1
Windstream Holdings, Inc	Telecommunications	11/6/13	Common Stock	15,000	130,060	123,600	1.1%	1
Insite Software Solutions, Inc. *	Business Services	12/30/13	Promissory Note	750,000	750,000	750,000	6.6%	3
Insite Software Solutions, Inc. *	Business Services	12/30/13	Warrants	108,960	-	-	-	3
Mix 1 Life *	Consumer Discretionary	2/6/14	Promissory Note	500,000	500,000	500,000	4.4%	3
Mix 1 Life *	Consumer Discretionary	2/6/14	Warrants	1,600,000	-	720,000	6.4%	3
DBR Phase III US Investors, LLC *	Leisure & Hospitality	2/7/14	Membership Units	350,000	350,000	350,000	3.1%	3
Combimatrix Corporation *	Medical Diagnostic	5/6/13	Common Stock	45,150	93,009	137,256	1.2%	1
Combimatrix Corporation *	Medical Diagnostic	5/6/13	Warrants [1]	413,934	-	-	-	3

TOTAL INVESTMENTS					$3,962,435	$4,883,525

1 Comprised of 81,967 warrants with an exercise price of $3.77 per share, 81,967 warrants with an exercise price of $3.55 per share and 250,000 warrants with an exercise price of $3.12 per share. The fair market value of the common stock warrants has not been separated from the fair market value of the preferred stock.

* indicates that the portfolio investment is a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940. Because the Company is a “business development company” under that Act, qualifying assets must represent at least 70% of the Company’s total assets at the time it acquires any non-qualifying assets.

Mill City Ventures III, Ltd.

Notes to Financial Statements

March 31, 2014

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

Interim financial information

The balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2013 and March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying financial statements and related notes should be read in conjunction with the audited Financial Statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Our investment portfolio investments at December 31, 2013 and March 31, 2014 were $3,342,319 and $4,883,525, respectively.

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

Recent Accounting Pronouncements

No other new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the condensed financial statements.

NOTE 2—RESULTS PER COMMON SHARE

Basic net increase in net assets resulting from operations and net loss per common share is computed by dividing net increase in net assets resulting from operations or net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended March 31,
	2014	2013
Numerator: Net increase in net assets resulting from operations / Net loss	$774,566	$(187,623)
Denominator: Weighted-average number of common shares outstanding, basic and diluted	12,169,422	4,262,366
Basic and diluted net increase resulting from operations / net loss per common share	$0.06	$(0.04)

At March 31, 2014 and 2013, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Lease

On June 6, 2013, the Company entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three-month period ended March 31, 2014 was $17,406.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2014	32,429
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$220,079

NOTE 4—SHAREHOLDERS’ EQUITY

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

At March 31, 2014, a total of 12,169,422 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
AT&T	$175,350	$-	$-	$175,350
Calamos Convertible & High Income Fund	134,800	-	-	134,800
CenturyLink, Inc	328,400	-	-	328,400
Frontier Communications Corp	114,100	-	-	114,100
Windstream Holdings, Inc	123,600	-	-	123,600
Bio Life Solutions, Inc	369,000	-	-	369,000
Combimatrix	137,256	-	-	137,256
Southern Plains Resources, Inc	-	-	930,000	930,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	101,019	101,019
Insite Software Solutions, Inc	-	-	750,000	750,000
DBR Phase III US Investors, LLC	-	-	350,000	350,000
Mix 1 Life, Inc Warrants	-	-	720,000	720,000
Mix 1 Life, Inc	-	-	500,000	500,000

Total	$1,382,506	$-	$3,501,019	$4,883,525

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2013	$1,931,019
Total realized gain, net	-
Change in unrealized appreciation	720,000
Net realized and unrealized gain	720,000
Purchases of portfolio investments	850,000
Sales of investments	-
Transfers out of Level 3	-
Fair value, March 31, 2014	$3,501,019

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at March 31, 2014	$720,000

Portfolio Investments

At March 31, 2014, we had invested in six long-term portfolio investments, which had an amortized cost of $2,581,019 and a fair value of $3,501,019.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, the Company received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. On February 25, 2014, $7,500 was received in satisfaction of post-closing payment rights under the acquisition agreement.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at March 31, 2014 was $730,000 and the fair value was $930,000.

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

On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. On November 21, 2013, we converted 300 shares of the Combimatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, 204,850 shares of the common stock were sold for $615,394 at a realized gain of $193,403. At March 31, 2014 the cost and fair value of the remaining 45,150 shares of Combimatrix common stock was $93,009 and $137,256, respectively. The cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At March 31, 2014, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At March 31, 2014 the cost and fair value of the Tzfat investment was $101,019.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchase a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a 10-year term expiring December 30, 2023. At March 31, 2014, the cost and fair value of the promissory note was $750,000 and the Warrant was $0.

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase 1,600,000 shares of Mix 1 Life common stock at fifty cents ($0.50) per share. The warrant has a 5-year term expiring February 6, 2019. At March 31, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the Warrant was $0 and $720,000, respectively.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of Limited Liability Company (Interests) with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000 with the balance projected to be due within the next 12 months. At March 31, 2014, the cost and fair value of the interests was $350,000. The Company has been notified of an additional capital call of $350,000 of which the Company has funded May 9.

NOTE 6—MINIMUM ASSET COVERAGE

We have elected to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of March 31, 2014, the Company had total net assets of $11,296,396 and total senior securities and borrowings (including accrued interest payable) of $0, which asset coverage is in excess of the minimum coverage ratio for a BDC.

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

NOTE 8—SUBSEQUENT EVENTS

Investment

On May 9, 2014, the Company funded an additional capital call for DBR Phase III US Investors, LLC in the amount of $350,000. The Company may have an additional capital call of up to $300,000 pursuant to the membership agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2014 related to our year ended December 31, 2013.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements based on the current expectations of the management of our company. These expectations involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt-to-asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved.

Some of the forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the outcome of a pending compliance inspection by the SEC Office of Compliance and Inspections;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and to be taxed as a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

The foregoing list is not exhaustive.  In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 31, 2014 (related to our year ended December 31, 2013) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in the forward-looking statements pertaining to our company, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

General Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940 declaring that the Company has ceased to be an investment company. We are regulated as a BDC and plan to be taxed as a regulated investment company (“RIC”) although we currently are not.

Business Model and Strategy

As a BDC, we primarily focus on investing in, lending to and making managerial assistance available to privately held and publicly traded companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies.

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

Highlights for the Three Months Ended March 31, 2014

Investment Transactions

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The warrant has a five-year term expiring February 6, 2019.

On February 7, 2014, we entered into a Membership Purchase Agreement with DBR Phase III US Investors, LLC, a Delaware limited liability company, for the purchase of a $1,000,000 membership interests of which $350,000 was funded.The balance of $650,000 may be drawn from time to time for the remainder of DBR Phase III US Investor’s construction of two 7-unit beachside condominium buildings containing approximately 42,000 square feet of sellable indoor space in Dorado Beach, Puerto Rico. As of March 6, 2014, there were 11 units under contract with a 10% non-refundable deposit attached to each unit sold.

On March 20, 2014 we entered into a Purchase Agreement with Biolife Solutions, Inc. to purchase 100,000 units for an aggregate purchase price of $430,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of stock at $4.70 for a period of seven years.

Material Changes in Assets and Liabilities

Our prepaid expenses for the three-month period ended March 31, 2014 were $124,197 compared to $54,401 for the year ended December 31, 2013. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our accounts payable for the three-month period ended March 31, 2014 were $112,782 compared to $18,284 for the year ended December 31, 2013. The increase is primarily due to our annual insurance and fidelity bond premiums, and professional fees related to our annual audit and the preparation and filing of our Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Operating Expenses

Item	For the Three Month Period Ended March 31, 2014	% of 2014 Net Loss	For the Three Month Period Ended March 31, 2013	% of 2013 Net Loss
Investment Income	$41,764	(38.1)%	3,562	(1.9)%

Operating Expenses:
Professional fees	37,177	33.9%	82,259	43.9%
Payroll expense	41,446	37.9%	80,737	43.0%
Registration statement expense	-	-%	23,305	12.4%
Occupancy	17,406	15.9%	-	-%
Insurance expense	33,321	30.4%	2,641	1.4%
Directors’ fees expense	15,000	13.7%	-	-%
Depreciation and amortization	3,098	2.8%	-	-%
Other general and administrative	3,850	3.5%	2,243	1.2%
Net Investment Loss / Net Loss	$(109,534)	100.0%	(187,623)	100.0%

As the table above demonstrates, we incurred operating expenses of $151,298 and $191,185 for the three-month periods ended March 31, 2014 and 2013, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $37,177 for the three-month period ended March 31, 2014, compared to $82,259 for the three-month period ended March 31, 2013. The decrease in professional fees is due to non-recurring professional fees incurred during the prior period that related to responding to and participating in comments from an examination by the SEC of our conversion to a BDC and developing additional policies and procedures related to or required under the 1940 Act.

Payroll expense and executive management compensation. During the three-month period ended March 31, 2014, we incurred $41,446 in payroll expense for our executive management compared to $80,737 incurred during the three-month period ended March 31, 2013. The decrease is due to a reduction in accrued bonus compensation.

Insurance expense. During the three-month period ended March 31, 2014, we incurred $33,321 in insurance expense compared to $2,641 for the three-month period ended March 31, 2013. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month period ended March 31, 2014 was $15,000 compared to $0 for the three-month period ended March 31, 2013. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the Chief Executive Officer and Chief Financial Officer for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. Our occupancy expenses for the three-month periods ended March 31, 2014 and 2013 were $17,406 and $0.

Net Investment Loss / Net Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the three-month period ended March 31, 2014 and 2013 was $109,534 and $187,623, respectively.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the three-month period ended March 31, 2014 was $200,903. The net realized gain of $193,403 for the three-month period ended March 31, 2014 was due to the sale of 204,850 shares of Combimatrix common stock and the receipt of an additional $7,500 in post-closing proceeds from the sale of Great Plains Sands, LLC in 2013.

The net increase in net assets from changes in unrealized appreciation was $683,197. The primary reason for the $683,197 increase in net assets from the net change in unrealized appreciation was the mark up of our investment in Mix 1 Life. The increase in value for the Mix 1 Life warrants was a result of the intrinsic value of the warrants exercise price compared to the market price of the common share.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2014	2013
Cash flows provided (used) by :
Operating activities	$(719,353)	$(587,726)
Investing activities	(6,504)	-
Financing activities	-	10,164,905
Net increase (decrease) in cash	(725,857)	9,577,179
Cash, beginning of period	7,090,379	603,621
Cash, end of period	$6,364,522	$10,180,800

The cash used in operating activities for the three-month period ended March 31, 2014 was primarily from our investment transactions offset in part by an increase in accrued liabilities. The cash used in operating activities for the three-month period ended March 31, 2013 was primarily from our investment transactions.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. Subject to certain exception, as a BDC, we are generally not permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1) Securities of an “eligible portfolio company” purchased from the issuer of such securities or from a person who is, or who was within the prior 13 months of the date of purchase, an affiliate of the issuer or from any other person (subject to limitation by SEC rules), in any case in transactions not involving any public offering. The 1940 Act defines an “eligible portfolio company” as any issuer which:

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

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million, subject to adjustment by SEC rules; or

(iv)	by virtue of SEC Rule 2a-46, (A) does not have any class of securities listed on a national securities exchange, or (B) has a class of securities listed on a national securities exchange but an aggregate market value (as computed under such rule) of outstanding voting and non-voting common equity of less than $250 million.

(2) Securities of any eligible portfolio company (as defined above) that we control through having a person serving on the board of directors of the issuer.

(3) Securities purchased from an issuer, or from a person who is, or was in the prior 13 months of the date of purchase, an affiliate of the issuer, which issuer is organized under the laws of, and has its principal place of business in, the United States and is not an investment company (or a company that would be an investment company but for certain exclusions under the 1940 Act), and which is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement).

(4) Securities of an eligible portfolio company (as defined above) purchase from any person in a transaction not involving a public offering, if there is no ready market for such securities and if immediately prior to such purchase the BDC owns at least 60% of the outstanding equity securities of such issuer, as determined on a fully diluted basis.

(5) Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7) Office furniture and equipment, interests in real estate and leasehold improvement and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees and general partners held by the BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

In addition to the foregoing description of “qualifying assets,” certain types of follow-on investments in issuers that no longer satisfy the definition of “eligible portfolio company” may nonetheless be “qualifying assets.”

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. We plan to invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Internal Revenue Code to qualify for tax treatment as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Capital Expenditures

We did not have and do not plan to have any material commitments for capital expenditures in 2013 or 2014. Given our business model and status as a BDC, material investments in capital resources is not required.

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

Further information on our critical accounting policies and use of estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2014.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we implemented controls necessary or appropriate for a business development company under federal securities laws, including a conflict of interest and related party transaction policy, written valuation policies and procedures, and a written affiliate transaction policy.

PART II – OTHER INFORMATION

Item 5. Other Information.

On May 9, 2014, our Board of Directors authorized us to invest up to $1.0 million to purchase our own common shares at prices below our net asset value (NAV) per share, subject to market conditions and applicable regulations. This share buyback authorization is intended to create shareholder value by making opportunistic repurchases during periods of favorable market conditions. Shares may be purchased in the open market, including through block transactions, as our management deems appropriate. This share buyback authorization does not obligate us to acquire any specific number of shares.

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

Dated: May 13, 2014

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 13, 2014

