Form 10-Q
period 2014-06-30
Mill City Ventures III, Ltd
filed 2014-08-11
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 12,169,422 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd.

Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS

Investments, at fair value
Non-control / Non-affiliate investments (cost of $5,115,945 and $3,104,426, respectively)	$5,874,447	$3,342,319

Cash	5,049,232	7,090,379
Prepaid expenses	92,008	54,401
Receivable from sale of investments	-	794
Interest and dividends receivable	26,637	3,750
Leasehold improvements, net	35,936	38,157
Property and equipment, net	20,410	18,683
Total Assets	$11,098,670	$10,548,483

LIABILITIES

Current Liabilities
Accounts payable	7,806	18,284
Accrued royalty	-	619
Deferred interest income	6,167	-
Deferred rent	8,873	7,750
Total Current Liabilities	22,846	26,653

Total Liabilities	22,846	26,653

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 issued and outstanding)	12,169	12,169
Additional paid-in capital	11,875,571	11,875,571
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(740,193)	(572,675)
Accumulated undistributed net realized gains on investment transactions	329,440	128,537
Net unrealized appreciation in value of investments	758,502	237,893
Total Shareholders’ Equity	11,075,824	10,521,830

Total Liabilities and Shareholders’ Equity	$11,098,670	$10,548,483

Net Asset Value Per Common Share	$0.91	$0.86

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Investment Income
Interest income	$59,036	$4,927
Dividend income	25,979	1,923
Total Investment Income	85,015	6,850

Operating Expenses
Professional fees	35,205	53,688
Payroll expense	40,473	40,528
Registration statement expense	-	5,060
Insurance expense	24,795	33,714
Occupancy	20,795	-
Directors’ fees expense	15,000	15,000
Depreciation and amortization expense	3,136	-
Other general and administrative expenses	3,595	12,895
Total Operating Expenses	142,999	160,885
Net Investment Loss	(57,984)	(154,035)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	-	77,176
Net change in unrealized appreciation (depreciation) on investments	(162,588)	240,327
Net Realized and Unrealized Gain (Loss) on Investments	(162,588)	317,503

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(220,572)	$163,468

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.02)	$0.01

Weighted-average number of common shares outstanding	12,169,422	12,169,422

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Investment Income
Interest income	$88,502	$8,489
Dividend income	38,277	1,923
Total Investment Income	126,779	10,412

Operating Expenses
Professional fees	72,382	135,947
Payroll expense	81,919	121,265
Registration statement expense	-	28,365
Insurance expense	58,116	36,355
Occupancy	38,201	-
Directors’ fees expense	30,000	15,000
Depreciation and amortization expense	6,234	-
Other general and administrative expenses	7,445	15,138
Total Operating Expenses	294,297	352,070
Net Investment Loss	(167,518)	(341,658)

Realized and Unrealized Gain on Investments
Net realized gain on investments	200,903	77,176
Net change in unrealized appreciation on investments	520,609	240,327
Net realized and Unrealized Gain on Investments	721,512	317,503

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$553,994	$(24,155)

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$0.00

Weighted-average number of common shares outstanding	12,169,422	8,237,737

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$553,994	$(24,155)

Adjustments to reconcile net decrease in net assets / net loss resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(520,609)	(240,327)
Net realized gain on investments	(200,903)	(77,176)
Payments for purchases of investments	(2,433,510)	(1,076,833)
Sales of investments in securities	622,894	182,176
Depreciation and amortization expense	6,234	-

Changes in operating assets and liabilities:
Prepaid expenses	(37,607)	(111,686)
Receivable from sale of investments	794	-
Interest and dividends receivable	(22,887)	(67)
Accounts payable	(10,478)	36,395
Deferred interest income	6,167	-
Interest payable	-	(14,670)
Accrued royalty	(619)	40,369
Deferred rent	1,123	-
Accrued payroll	-	15,000

Net cash used in operating activities	(2,035,407)	(1,270,974)

Cash flows from investing activities:
Purchases of property and equipment	(3,179)	-
Purchases of leasehold improvements	(2,561)	-

Net cash used by investing activities	(5,740)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,165,000
Payment on notes payable related party	-	(95)

Net cash provided by financing activities	-	10,164,905

Net increase (decrease) in cash	(2,041,147)	8,893,931

Cash, beginning of the period	7,090,379	603,621
Cash, end of the period	$5,049,232	$9,497,552

Non-cash financing activities:
Conversion of subscription payable to common stock	$-	$500,000

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

Six Months Ended June 30, 2014

Per Share Data
Net asset value at beginning of the period	$0.86
Net investment loss	(0.01)
Net realized and unrealized gains	0.06

Net asset value at end of period	$0.91

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.42
Shares outstanding at end of period	12,169,422
Average weighted shares outstanding for period	12,169,422
Net assets at end of period	$11,075,824
Average net assets (1)	$10,959,396
Portfolio turnover rate (2)	5.68%
Ratio of operating expenses to average net assets (2)	(5.34)%
Ratio of net investment loss to average net assets (2)	(3.06)%
Ratio of realized gains to average net assets (2)	3.73%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of June 30, 2014

Name of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	Level

Southern Plains Resources, Inc. *	Oil & Gas	3/14/13	Common Stock	600,000	$730,000	$930,000	8.4%	3
Tzfat Spirits of Israel, LLC *	Consumer Discretionary	10/14/13	Membership Units	55,000	101,019	-	-	3
Max 4G *	Information Technology	6/14/13	Preferred Stock	300,000	150,000	150,000	1.3%	3
AT&T	Telecommunications	10/25/13	Common Stock	5,000	175,260	176,800	1.6%	1
Bio Life Solutions, Inc. *	Bio-technology	3/21/14	Common Stock	100,000	430,000	228,000	2.1%	1
Bio Life Solutions, Inc. *	Bio-technology	3/21/14	Warrants	100,000	-	-	-	3
Calamos Convertible & High Income Fund	Closed End Fund	11/5/13	Common Stock	10,000	128,357	148,000	1.3%	1
CenturyLink, Inc	Telecommunications	10/28/13	Common Stock	10,000	324,120	362,000	3.3%	1
Frontier Communications Corp	Telecommunications	11/20/13	Common Stock	20,000	100,610	116,800	1.1%	1
Windstream Holdings, Inc	Telecommunications	11/6/13	Common Stock	15,000	130,060	149,400	1.3%	1
Insite Software Solutions, Inc. *	Business Services	12/30/13	Promissory Note	750,000	750,000	750,000	6.8%	3
Insite Software Solutions, Inc. *	Business Services	12/30/13	Warrants	108,960	-	-	-	3
Mix 1 Life *	Consumer Discretionary	2/6/14	Promissory Note	500,000	500,000	500,000	4.5%	3
Mix 1 Life *	Consumer Discretionary	2/6/14	Warrants	1,600,000	-	755,200	6.8%	3
DBR Phase III US Investors, LLC *	Leisure & Hospitality	2/7/14	Membership Units	700,000	700,000	700,000	6.3%	3
Combimatrix Corporation *	Medical Diagnostic	5/6/13	Common Stock	45,150	93,009	96,847	0.9%	1
Combimatrix Corporation *	Medical Diagnostic	5/6/13	Warrants [1]	413,934	-	-	-	3
Powershares High Dividend Yield Fund	Closed End Fund	5/12/14	Common Stock	10,000	253,510	261,400	2.4%	1
Dala Petroleum*	Oil and Gas	6/3/14	Preferred Stock	500	500,000	500,000	4.5%	3
Dala Petroleum*	Oil and Gas	6/3/14	Warrants	714,286	-	-	-	3
Northern Capital Partners I, LP*	Oil and Gas	6/16/14	Membership Units	50,000	50,000	50,000	0.4%	3

TOTAL INVESTMENTS					$5,115,945	$5,874,447

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

June 30, 2014

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

We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. The Company’s objective is to obtain returns from investments in securities and other investment opportunities available to BDCs sunder the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, owners and operators of businesses and other persons within our professional network. We expect to base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, we amended and restated our Articles of Incorporation.  The amendment and restatement included a change in our name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

Interim Financial Information

The balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Cash Deposits

We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash, receivable from sale of investments, interest and dividends receivable, prepaid expenses, accounts payable and notes payable approximate fair value due to their relatively short maturities.

In the normal course of business, we may utilize derivative financial instruments (principally options) in connection with our trading activities. We record our derivative activities at fair value. Gains and losses from derivative financial instruments are included in net gain (loss) on investments in the statement of operations.

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

Our investment portfolio investments at December 31, 2013 and June 30, 2014 were $3,342,319 and $5,874,447, respectively.

Allocation of Net Gains and Losses

All income, gains, losses, deductions and credits for any investment are allocated to shareholders whose capital was used to purchase such investments. Allocations are made in a manner proportionate to the shares owned.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Management and Service Fees

We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s financial statements.

NOTE 2—RESULTS PER COMMON SHARE

Basic net increase in net assets resulting from operations and net loss per common share is computed by dividing net increase in net assets resulting from operations or net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator: Net increase in net assets resulting from operations / net loss	$(220,572)	$163,468	553,994	$(24,155)
Denominator: Weighted-average number of common shares outstanding, basic and diluted	12,169,422	12,169,422	12,169,422	8,237,737
Basic and diluted net increase resulting from operations / net loss per common share	$(0.02)	0.01	0.05	$0.00

At June 30, 2014 and 2013, we did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Lease

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and six-month period ended June 30, 2014 was $20,795 and $38,201, respectively

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2014	21,646
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$209,296

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On March 6, 2013, we converted a $500,000 subscription payable to 500,000 shares of common stock at $1.00 per share.

On March 6, 2013, we raised cash of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock.

On March 20, 2013 we raised cash of $1,315,000 from a private placement of common stock at a per-share price of $1.00 and issued 1,315,000 shares of common stock.

At June 30, 2014, a total of 12,169,422 shares of common stock were issued and outstanding.

NOTE 5—FAIR VALUE OF INVESTMENTS

Investment Risks

Our investments are subject to a variety of risks, including market risk (the potential loss that can be caused by a change in the fair value of the instrument) and credit risk (. the risk from counterparties failing to perform pursuant to the terms of their agreements with the us.

Fair Value Hierarchy

The fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels is explained below:

Level 1

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments are not applied to Level 1 securities. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
AT&T	$176,800	$-	$-	$176,800
Calamos Convertible & High Income Fund	148,000	-	-	148,000
CenturyLink, Inc.	362,000	-	-	362,000
Frontier Communications Corp.	116,800	-	-	116,800
Windstream Holdings, Inc.	149,400	-	-	149,400
Bio Life Solutions, Inc.	228,000	-	-	228,000
CombiMatrix Corporation	96,847	-	-	96,847
Powershares High Yield Dividend Fund	261,400	-	-	261,400
Southern Plains Resources, Inc.	-	-	930,000	930,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	-	-
Insite Software Solutions, Inc.	-	-	750,000	750,000
DBR Phase III US Investors, LLC	-	-	700,000	700,000
Mix 1 Life, Inc.	-	-	500,000	500,000
Mix 1 Life, Inc. Warrants	-	-	755,200	755,200
Dala Petroleum (aka Westcott Products Corp)	-	-	500,000	500,000
Northern Capital Partners I, LP	-	-	50,000	50,000

Total	$1,539,247	$-	$4,335,200	$5,874,447

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2013	$1,931,019
Total realized gain, net	-
Change in unrealized appreciation	654,181
Net realized and unrealized gain	654,181
Purchases of portfolio investments	1,750,000
Sales of investments	-
Transfers out of Level 3	-
Fair value, June 30, 2014	$4,335,200

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at June 30, 2014	$654,181

Portfolio Investments

At June 30, 2014, we had invested in ten long-term portfolio investments, which had an amortized cost of $3,481,019 and a fair value of $4,335,200.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, we received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. On February 25, 2014, $7,500 was received in satisfaction of post-closing payment rights under the acquisition agreement.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, we entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at June 30, 2014 was $730,000 and the fair value was $930,000.

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

On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, 204,850 shares of the common stock were sold for $615,394 at a realized gain of $193,403. At June 30, 2014 the cost and fair value of the remaining 45,150 shares of CombiMatrix common stock was $93,009 and $96,847, respectively. The cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At June 30, 2014, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At June 30, 2014 the cost and fair value of the Tzfat investment was $101,019 and $0, respectively. The writedown occurred as a result of our review and evaluation of Tzfat’s current financial statements.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a ten-year term expiring December 30, 2023. At June 30, 2014, the cost and fair value of the promissory note was $750,000 and the Warrant was $0.

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase 1,600,000 shares of Mix 1 Life common stock at fifty cents ($0.50) per share. The warrant has a five-year term expiring February 6, 2019. At June 30, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the warrant was $0 and $755,200 respectively.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company (Interests) with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. A second capital call of $350,00 was funded on May 9, 2014 and the remaining balance is projected to be due within the next 12 months. At June 30, 2014, the cost and fair value of the interests was $700,000.

On June 3, 2014 we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (aka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase 714,286 shares of Dala Petroleum common stock at $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three year term, expiring June 3, 2017. At June 30, 2014, the cost and fair value of the preferred stock was $500,000 and the cost and fair value of the warrant was $0.

On May 16, 2014 we entered into a Purchase Agreement for $500,000 of limited partnership (interests) with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16 with the projected balance to be due within the next 12 months. At June 30, 2014, the cost and fair value of the interests was $50,000.

NOTE 6—MINIMUM ASSET COVERAGE

We have elected to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of June 30, 2014, we had total net assets of $11,075,824 and total senior securities and borrowings (including accrued interest payable) of $0, which asset coverage is in excess of the minimum coverage ratio for a BDC.

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

NOTE 8—SUBSEQUENT EVENTS

On August 7, 2014, we received a subsequent performance payment of $28,000 from GPS Holdings, LLC in conjunction with the sale of our interest in Great Plains Sands, LLC. The payment had previously been denied as a result of certain contingencies being unmet.

On August 7, 2014, we elected to exercise by cashless conversion the 1,600,000 warrants of Mix 1, which exercise resulted in our right to receive 1,121,912 shares of common stock of that company.

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

Some of the forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the outcome of a pending compliance inspection by the SEC Office of Compliance and Inspections;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and to be taxed as a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

General Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940 declaring that we had ceased to be an investment company. We are regulated as a BDC and we plan to be taxed as a regulated investment company (“RIC”) although we have not made an election to be taxed as a RIC at this time.

Business Model and Strategy

As a BDC, we primarily focus on investing in, lending to and making managerial assistance available to privately held and publicly traded companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies.

Our future revenues will relate to the earnings we receive from our portfolio investments. Our objective is to obtain superior returns from investments in securities and other investment opportunities available to BDC’s under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition.

We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, our Board of Directors, owners and operators of businesses and other persons within our professional network. We will base our investment decisions primarily on analyses of potential growth prospects of business operations and asset valuations. Subject to applicable BDC regulations set forth in the 1940 Act, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Highlights for the Six Months Ended June 30, 2014

Investment Transactions

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The warrant has a five-year term expiring February 6, 2019.

On February 7, 2014, we entered into a Membership Purchase Agreement with DBR Phase III US Investors, LLC, a Delaware limited liability company, for the purchase of a $1,000,000 membership interests of which $350,000 was funded at that date. An additional $350,000 was funded on May 9, 2014. The balance of $300,000 may be drawn from time to time for the remainder of DBR Phase III US Investor’s construction of two 7-unit beachside condominium buildings containing approximately 42,000 square feet of sellable indoor space in Dorado Beach, Puerto Rico. As of March 6, 2014, there were 11 units under contract with a 10% non-refundable deposit attached to each unit sold.

On March 20, 2014 we entered into a Purchase Agreement with Biolife Solutions, Inc. to purchase 100,000 units for an aggregate purchase price of $430,000. Each unit consists of one share of common stock and a seven-year warrant to purchase an additional share of stock at $4.70.

On May 16, 2014 we entered into a Purchase Agreement for $500,000 of limited partnership (interests) of Northern Capital I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014 with the projected balance to be due within the next 12 months.

On June 3, 2014 we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation, (aka Westcott Products Corporation), to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.001 par value per share, at $1,000 per share, for a total of $500,000 convertible into common stock at $0.70 per share. We also received a warrant to purchase 714,286 shares of Dala Petroleum common stock at $1.35 per share. The warrant has a three-year term, expiring June 3, 2017.

Material Changes in Assets and Liabilities

Our prepaid expenses as of June 30, 2014 were $92,008 compared to $54,401 for the year ended December 31, 2013. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our accounts payable as of June 30, 2014 were $7,806 compared to $18,284 for the year ended December 31, 2013. The decrease relates to our lease agreement accrual.

Our interest and dividends receivable at June 30, 2014 were $26,637 compared to $3,750 for the year ended December 31, 2013. The increase relates to our investments in Insite Software Solutions, Inc and DBR Phase III US Investors, LLC.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Operating Expenses

Item	For the Six-Month Period Ended June 30, 2014	% of 2014 Net Loss	For the Six-Month Period Ended June 30, 2013	% of 2013 Net Loss
Investment Income	$126,779	(75.7)%	10,412	(3.0)%

Operating Expenses:
Professional fees	72,382	43.2%	135,947	39.8%
Payroll expense	81,919	48.9%	121,265	35.5%
Registration statement expense	-	%	28,365	8.3%
Occupancy expense	38,201	22.8%	-	-%
Insurance expense	58,116	34.7%	36,355	10.6%
Directors’ fees expense	30,000	17.9%	15,000	4.4%
Depreciation and amortization	6,234	3.7%	-	%
Other general and administrative	7,445	4.5%	15,138	4.4%
Net Investment Loss	$(167,518)	100.0%	(341,658)	100.0%

As the table above demonstrates, we incurred operating expenses of $294,297 and $352,070 for the six-month periods ended June 30, 2014 and 2013, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $72,382 for the six-month period ended June 30, 2014, compared to $135,947 for the six-month period ended June 30, 2013. The decrease in professional fees is due to non-recurring professional fees incurred during the prior period that related to responding to and participating in comments from an examination by the SEC of our conversion to a BDC and developing additional policies and procedures related to or required under the 1940 Act.

Payroll expense and executive management compensation. During the six-month period ended June 30, 2014, we incurred $81,919 in payroll expense for our executive management compared to $121,265 incurred during the six-month period ended June 30, 2013. The decrease was due to the elimination of an accrued bonus for the Chief Executive Officer and Chief Financial Officer which those officers elected not to receive.

Insurance expense. During the six-month period ended June 30, 2014, we incurred $58,116 in insurance expense compared to $36,355 for the six-month period ended June 30, 2013. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the six-month period ended June 30, 2014 was $30,000 compared to $15,000 for the six-month period ended June 30, 2013. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the Chief Executive Officer and Chief Financial Officer for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. The reimbursement was categorized in Other General and Administrative Expenses. Our occupancy expenses for the six-month periods ended June 30, 2014 and 2013 were $38,201 and $0.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Operating Expenses

Item	For the Three- Month Period Ended June 30, 2014	% of 2014 Net Loss	For the Three- Month Period Ended June 30, 2013	% of 2013 Net Loss
Investment Income	$85,015	(146.6)%	6,850	(4.5)%

Operating Expenses:
Professional fees	35,205	60.7%	53,688	34.9%
Payroll expense	40,473	69.8%	40,528	26.3%
Registration statement expense	-	%	5,060	3.3%
Occupancy expense	20,795	35.9%	-	-%
Insurance expense	24,795	42.7%	33,714	21.9%
Directors’ fees expense	15,000	25.9%	15,000	9.7%
Depreciation and amortization	3,136	5.4%	-	%
Other general and administrative	3,595	6.2%	12,895	8.4%
Net Investment Loss	$(57,984)	100.0%	(154,035)	100.0%

As the table above demonstrates, we incurred operating expenses of $142,999 and $160,885 for the three-month periods ended June 30, 2014 and 2013, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $35,205 for the three-month period ended June 30, 2014, compared to $53,688 for the three-month period ended June 30, 2013. The decrease in professional fees is due to non-recurring professional fees incurred during the prior period that related to responding to and participating in comments from an examination by the SEC of our conversion to a BDC and developing additional policies and procedures related to or required under the 1940 Act.

Payroll expense and executive management compensation. During the three-month period ended June 30, 2014, we incurred $40,473 in payroll expense for our executive management compared to $40,528 incurred during the three-month period ended June 30, 2013. Executive compensation remained relatively consistent between the two periods.

Insurance expense. During the three-month period ended June 30, 2014, we incurred $24,795 in insurance expense compared to $33,714 for the three-month period ended June 30, 2013. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month periods ended June 30, 2014 and 2013 were $15,000 each. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the Chief Executive Officer and Chief Financial Officer for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. The reimbursement was categorized in Other General and Administrative expenses. Our occupancy expenses for the three-month periods ended June 30, 2014 and 2013 were $20,795 and $0.

Net Investment Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the six-month period ended June 30, 2014 and 2013 was $167,518 and $341,658, respectively.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the six-month period ended June 30, 2014 was $200,903. The net realized gain of $193,403 for the six-month period ended June 30, 2014 was due to the sale of 204,850 shares of CombiMatrix common stock and the receipt of an additional $7,500 in post-closing proceeds from the 2013 Great Plains Sands sale transaction.

The net increase in net assets from changes in unrealized appreciation was $520,609. The primary reason for the $520,609 increase in net assets from the net change in unrealized appreciation was the mark-up in the value of our investment in Mix 1 Life warrants . The increase in value for the Mix 1 Life warrants was a result of the intrinsic value of the warrant exercise price compared to the market price of common shares purchased under the warrant. This increase was partially offset by the decrease in the value of our investment in Tzfat Spirits of Israel LLC. The mark down in valuation was caused by a review of the company’s financial statements which showed a negative cash flow and the incurrence of significant debt.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2014	2013
Cash flows provided (used) by :
Operating activities	$(2,035,407)	$(1,270,974)
Investing activities	(5,740)	-
Financing activities	-	10,164,905
Net increase (decrease) in cash	(2,041,147)	8,893,931
Cash, beginning of period	7,090,379	603,621
Cash, end of period	$5,049,232	$9,497,552

The cash used in operating activities for the six-month period ended June 30, 2014 was primarily from our investment transactions.

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

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. Subject to certain exceptions, as a BDC, we are generally not permitted to invest in any portfolio company in which our affiliates currently have an investment or to make any co-investments with our affiliates without an exemptive order from the SEC.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1) Securities of an “eligible portfolio company” purchased from the issuer of such securities or from a person who is, or who was within the prior 13 months of the date of purchase, an affiliate of the issuer or from any other person (subject to limitation by SEC rules), in any case in transactions not involving any public offering. The 1940 Act defines an “eligible portfolio company” as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies one of the following:

(i)·	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit (or, if a broker or dealer may in fact extend or maintain margin credit to a customer with respect to such securities, then at the time of purchase of the issuer’s securities (A) the BDC owns at least 50% of the greatest number of outstanding and issuable equity securities of such issuer (i.e., 50% determined on a fully diluted basis) and the greatest amount of debt securities of such issuer), (B) the BDC is one of the 20 largest holders of record of the issuer’s outstanding voting securities);

(ii)	is controlled by a BDC or a group of companies acting together that includes a BDC, the BDC does in fact exercise a controlling influence over the management or policies of the issuer, and, as a result of such control, the BDC has an affiliated person serving as a director of the eligible portfolio company;

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

Significant Managerial Assistance or Control

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. Nevertheless, to count portfolio securities as qualifying assets for the purpose of the foregoing 70% test, the BDC must either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, whether through its directors, officers or employees, offers to provide, and, if accepted, does in fact so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

Dated: August 11, 2014

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 11, 2014

