Form 10-Q
period 2014-09-30
Mill City Ventures III, Ltd
filed 2014-11-12
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, there were 12,161,939 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mill City Ventures III, Ltd.

Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS

Investments, at fair value
Non-control / Non-affiliate investments (cost of $4,887,517 and $3,104,426, respectively)	$7,128,554	$3,342,319

Cash	5,292,240	7,090,379
Prepaid expenses	67,401	54,401
Receivable from sale of investments	33,467	794
Interest and dividends receivable	45,377	3,750
Leasehold improvements, net	33,909	38,157
Property and equipment, net	20,147	18,683
Total Assets	$12,621,095	$10,548,483

LIABILITIES

Current Liabilities
Accounts payable	14,908	18,284
Accrued royalty	-	619
Deferred rent	9,435	7,750
Total Current Liabilities	24,343	26,653

Total Liabilities	24,343	26,653

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,169,422 and 12,169,422 issued and outstanding)	12,162	12,169
Additional paid-in capital	11,868,095	11,875,571
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(785,854)	(572,675)
Accumulated undistributed net realized gains on investment transactions	420,977	128,537
Net unrealized appreciation in value of investments	2,241,037	237,893
Total Shareholders’ Equity	12,596,752	10,521,830

Total Liabilities and Shareholders’ Equity	$12,621,095	$10,548,483

Net Asset Value Per Common Share	$1.03	$0.86

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Investment Income
Interest income	$59,882	$1,787
Dividend income	32,483	1,252
Total Investment Income	92,365	3,039

Operating Expenses
Professional fees	29,986	59,201
Payroll expense	40,473	40,418
Insurance expense	24,830	33,793
Occupancy	21,521	9,066
Directors’ fees expense	15,000	5,000
Depreciation and amortization expense	3,212	-
Other general and administrative expenses	4,403	2,362
Total Operating Expenses	139,425	149,840
Net Investment Loss	(47,060)	(146,801)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	91,537	737
Net change in unrealized appreciation (depreciation) on investments	1,482,535	(40,252)
Net Realized and Unrealized Gain (Loss) on Investments	1,574,072	(39,515)

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$1,527,012	$(186,316)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.13	$(0.02)

Weighted-average number of common shares outstanding	12,167,064	12,169,422

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Investment Income
Interest income	$148,384	$10,276
Dividend income	70,760	3,175
Total Investment Income	219,144	13,451

Operating Expenses
Professional fees	102,368	196,708
Payroll expense	122,392	161,683
Registration statement expense	-	26,805
Insurance expense	82,946	70,148
Occupancy	59,722	18,066
Directors’ fees expense	45,000	20,000
Depreciation and amortization expense	9,446	-
Other general and administrative expenses	11,848	8,500
Total Operating Expenses	433,722	501,910
Net Investment Loss	(214,578)	(488,459)

Realized and Unrealized Gain on Investments
Net realized gain on investments	292,440	77,913
Net change in unrealized appreciation on investments	2,003,144	200,075
Net realized and Unrealized Gain on Investments	2,295,584	277,988

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$2,081,006	$(210,471)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.17	$(0.02)

Weighted-average number of common shares outstanding	12,168,627	9,562,700

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$2,081,006	$(210,471)

Adjustments to reconcile net decrease in net assets / net loss resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(2,003,144)	(200,075)
Net realized gain on investments	(292,440)	(77,913)
Payments for purchases of investments	(2,558,510)	(1,387,433)
Sales of investments in securities	1,067,859	184,746
Depreciation and amortization expense	9,446	-

Changes in operating assets and liabilities:
Prepaid expenses	(13,000)	(88,913)
Receivable from sale of investments	(32,673)	-
Interest and dividends receivable	(41,627)	-
Accounts payable	(3,376)	4,754
Interest payable	-	(14,670)
Accrued royalty	(619)	-
Deferred rent	1,685	-
Accrued payroll	-	40,369

Net cash used in operating activities	(1,785,393)	(1,749,606)

Cash flows from investing activities:
Purchases of property and equipment	(4,101)	(12,976)
Purchases of leasehold improvements	(2,561)	(22,665)

Net cash used by investing activities	(6,662)	(35,641)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,165,000
Purchase of retired shares of common stock	(6,084)	-
Payment on notes payable related party	-	(95)

Net cash provided by financing activities	(6,084)	10,164,905

Net increase (decrease) in cash	(1,798,139)	8,379,658

Cash, beginning of the period	7,090,379	603,621
Cash, end of the period	$5,292,240	$8,983,279

Non-cash financing activities:
Conversion of subscription payable to common stock	$-	$500,000
Non-cash investing activities:
Accrued purchase of leasehold improvements	$-	$18,519

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

Nine Months Ended September 30, 2014

Per Share Data
Net asset value at beginning of the period	$0.86
Net investment loss	(0.02)
Net realized and unrealized gains	0.19

Net asset value at end of period	$1.03

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.59
Shares outstanding at end of period	12,161,939
Average weighted shares outstanding for period	12,168,627
Net assets at end of period	$12,596,752
Average net assets (1)	$11,166,666
Portfolio turnover rate (2)	9.56%
Ratio of operating expenses to average net assets (2)	(5.14)%
Ratio of net investment loss to average net assets (2)	(2.56)%
Ratio of realized gains to average net assets (2)	3.52%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of September 30, 2014

Name of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	Level

Southern Plains Resources, Inc. *	Oil & Gas	3/14/13	Common Stock	600,000	$730,000	$930,000	7.4%	3
Tzfat Spirits of Israel, LLC *	Consumer Discretionary	10/14/13	Membership Units	55,000	101,019	-	-	3
Max 4G *	Information Technology	6/14/13	Preferred Stock	300,000	150,000	150,000	1.2%	3
AT&T	Telecommunications	10/25/13	Common Stock	5,000	175,260	176,200	1.4%	1
BioLife Solutions, Inc. *	Biotechnology	3/21/14	Common Stock	100,000	430,000	210,000	1.7%	1
BioLife Solutions, Inc. *	Biotechnology	3/21/14	Warrants	100,000	-	-	-	3
Calamos Convertible & High Income Fund	Closed End Fund	11/5/13	Common Stock	10,000	128,357	141,800	1.1%	1
CenturyLink, Inc	Telecommunications	10/28/13	Common Stock	5,000	157,360	204,450	1.6%	1
Frontier Communications Corp	Telecommunications	11/20/13	Common Stock	10,000	50,305	65,100	0.5%	1
Windstream Holdings, Inc	Telecommunications	11/6/13	Common Stock	10,000	86,706	107,800	0.8%	1
Insite Software Solutions, Inc. *	Business Services	12/30/13	Promissory Note	750,000	750,000	750,000	5.9%	3
Insite Software Solutions, Inc. *	Business Services	12/30/13	Warrants	108,960	-	-	-	3
Mix 1 Life *	Consumer Discretionary	2/6/14	Promissory Note	500,000	500,000	500,000	4.0%	3
Mix 1 Life *	Consumer Discretionary	8/7/14	Common Stock	373,971	-	2,270,004	18.0%	1
DBR Phase III US Investors, LLC *	Leisure & Hospitality	2/7/14	Membership Units	700,000	700,000	700,000	5.6%	3
CombiMatrix Corporation *	Medical Diagnostic	5/6/13	Warrants [1]	413,934	-	-	-	3
Powershares High Dividend Yield Fund	Closed End Fund	5/12/14	Common Stock	10,000	253,510	248,200	2.0%	1
Dala Petroleum*	Oil and Gas	6/3/14	Preferred Stock	500	500,000	500,000	4.0%	3
Dala Petroleum*	Oil and Gas	6/3/14	Warrants	714,286	-	-	-	3
Northern Capital Partners I, LP*	Oil and Gas	6/16/14	Membership Units	175,000	175,000	175,000	1.4%	3

TOTAL INVESTMENTS					$4,887,517	$7,128,554

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

September 30, 2014

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

Interim Financial Information

The balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Our investment portfolio investments at December 31, 2013 and September 30, 2014 were $3,342,319 and $7,128,544, respectively.

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

NOTE 2—RESULTS PER COMMON SHARE

Basic net increase in net assets resulting from operations and net loss per common share is computed by dividing net increase in net assets resulting from operations or net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator: Net increase (decrease) in net assets resulting from operations / net loss	$1,527,012	$(186,316)	2,081,006	$(210,471)
Denominator: Weighted-average number of common shares outstanding, basic and diluted	12,167,064	12,169,422	12,168,627	9,562,700
Basic and diluted net increase (decrease) resulting from operations / net loss per common share	$0.13	(0.02)	0.17	$(0.02)

At September 30, 2014 and 2013, we did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Lease

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and nine-month period ended September 30, 2014 was $21,521 and $59,722, respectively

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2014	10,863
2015	44,171
2016	46,180
2017	50,311
2018	46,988
TOTAL	$198,513

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

On August 29, 2014 we purchased and retired 2,973 shares of common stock at a per-share price of $0.83.

On September 3, 2014, we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

At September 30, 2014, a total of 12,161,939 shares of common stock were issued and outstanding.

NOTE 5—FAIR VALUE OF INVESTMENTS

Investment Risks

Our investments are subject to a variety of risks, including market risk (the potential loss that can be caused by a change in the fair value of the instrument) and credit risk (the risk from counterparties failing to perform pursuant to the terms of their agreements with us).

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
AT&T	$176,200	$-	$-	$176,200
Calamos Convertible & High Income Fund	141,800	-	-	141,800
CenturyLink, Inc.	204,450	-	-	204,450
Frontier Communications Corp.	65,100	-	-	65,100
Windstream Holdings, Inc.	107,800	-	-	107,800
BioLife Solutions, Inc.	210,000	-	-	210,000
Powershares High Yield Dividend Fund	248,200	-	-	248,200
Southern Plains Resources, Inc.	-	-	930,000	930,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	-	-
Insite Software Solutions, Inc.	-	-	750,000	750,000
DBR Phase III US Investors, LLC	-	-	700,000	700,000
Mix 1 Life, Inc. Convertible Note	-	-	500,000	500,000
Mix 1 Life, Inc. Common Stock	2,270,004	-	-	2,270,004
Dala Petroleum (aka Westcott Products Corp)	-	-	500,000	500,000
Northern Capital Partners I, LP	-	-	175,000	175,000

Total	$3,423,554	$-	$3,705,000	$7,128,554

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2013	$1,931,019
Total realized gain, net	-
Change in unrealized appreciation	(101,019)
Net realized and unrealized gain	(101,019)
Purchases of portfolio investments	1,875,000
Sales of investments	-
Transfers out of Level 3	-
Fair value, June 30, 2014	$3,705,000

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at September 30, 2014	$(101,019)

Portfolio Investments

At September 30, 2014, we had invested in nine long-term portfolio investments, which had an amortized cost of $3,606,019 and a fair value of $3,705,000.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, we received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. On February 25, 2014, $7,500 was received in satisfaction of post-closing payment rights under the acquisition agreement and on August 7, 2014 $28,000 was received in final satisfaction of post-closing payment rights under the acquisition agreement.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, we entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at September 30, 2014 was $730,000 and the fair value was $930,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to an additional 81,967 common shares with an exercise price of $3.55 per share.

On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase up to 250,000 shares of common stock at $3.12 per share. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. At September 30, 2014 the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At September 30, 2014, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At September 30, 2014 the cost and fair value of the Tzfat investment was $101,019 and $0, respectively. The writedown occurred as a result of our review and evaluation of Tzfat’s current financial statements.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase up to 108,960 shares of Insite Software common stock at $0.01 per share. The warrant has a ten-year term expiring December 30, 2023. At September 30, 2014, the cost and fair value of the promissory note was $750,000 and the warrant was $0.

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At September 30, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $2,270,004 respectively.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. A second capital call of $350,000 was funded on May 9, 2014 and the remaining balance is projected to be due within the next 12 months. At September 30, 2014, the cost and fair value of the interests was $700,000.

On June 3, 2014 we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (aka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. At September 30, 2014, the cost and fair value of the preferred stock was $500,000 and the cost and fair value of the warrant was $0.

On May 16, 2014 we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16. A second capital call of $125,000 was funded on August 26, 2014 and the remaining balance is projected to be due within the next 12 months. At September 30, 2014, the cost and fair value of the interests was $175,000.

NOTE 6—MINIMUM ASSET COVERAGE

We have elected to be treated as a BDC. As such, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of September 30, 2014, we had total net assets of $12,606,106 and total senior securities and borrowings (including accrued interest payable) of $0, which asset coverage is in excess of the minimum coverage ratio for a BDC.

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

NOTE 8—SUBSEQUENT EVENTS

On October 21, 2014, we funded an additional capital call for DBR Phase III US Investors, LLC and Northern Capital Partners I, LP in the amount of $300,000 and $200,000, respectively. The capital call for DBR represents the final call of our aggregate $1,000,000 commitment. The membership agreement with Northern Capital requires us to contribute up to an additional $125,000 upon subsequent capital calls.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

Highlights for the Nine Months Ended September 30, 2014

Investment Transactions

On February 6, 2014, we entered into a Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. On August 7, 2014, we elected to exercise by cashless conversion our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares.

On February 7, 2014, we entered into a Membership Purchase Agreement with DBR Phase III US Investors, LLC, a Delaware limited liability company, for the purchase of $1,000,000 of membership interests, of which $350,000 was funded at that date. An additional $350,000 was funded on May 9, 2014. The balance of $300,000 may be drawn from time to time for the remainder of DBR Phase III US Investor’s construction of two 7-unit beachside condominium buildings containing approximately 42,000 square feet of sellable indoor space in Dorado Beach, Puerto Rico. As of March 6, 2014, there were 11 units under contract with a 10% non-refundable deposit attached to each unit sold.

On March 20, 2014 we entered into a Purchase Agreement with BioLife Solutions, Inc. to purchase 100,000 units for an aggregate purchase price of $430,000. Each unit consists of one share of common stock and a seven-year warrant to purchase an additional share of stock at $4.70.

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests of Northern Capital I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014. A second capital call of $125,000 was funded on August 26, 2014 and the remaining balance is projected to be due within the next 12 months.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (aka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.001 par value per share, at $1,000 per share, for a total of $500,000 convertible into common stock at $0.70 per share. We also received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at $1.35 per share. The warrant has a three-year term, expiring June 3, 2017.

Material Changes in Assets and Liabilities

Our prepaid expenses as of September 30, 2014 were $67,401 compared to $54,401 for the year ended December 31, 2013. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our accounts payable as of September 30, 2014 were $14,908 compared to $18,284 for the year ended December 31, 2013. The decrease relates to our lease agreement accrual.

Our interest and dividends receivable at September 30, 2014 were $45,377 compared to $3,750 for the year ended December 31, 2013. The increase relates to our investments in Insite Software Solutions, Inc and DBR Phase III US Investors, LLC.

On August 7, 2014 we elected to exercise, on a cashless basis, our warrants of Mix 1 Life, Inc. into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At September 30, 2014, the cost and fair value of the warrant and common stock was $0 and $2,270,004, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Operating Expenses

Item	For the Nine-Month Period Ended September 30, 2014	% of 2014 Net Loss	For the Nine-Month Period Ended September 30, 2013	% of 2013 Net Loss
Investment Income	$219,144	(102.1)%	13,451	(2.8)%

Operating Expenses:
Professional fees	102,368	47.7%	196,708	40.3%
Payroll expense	122,392	57.0%	161,683	33.1%
Registration statement expense	-	%	26,805	5.5%
Occupancy expense	59,722	27.8%	18,066	3.7%
Insurance expense	82,946	38.7%	70,148	14.4%
Directors’ fees expense	45,000	21.0%	20,000	4.1%
Depreciation and amortization	9,446	4.4%	-	%
Other general and administrative	11,848	5.5%	8,500	1.7%
Net Investment Loss	$(214,578)	100.0%	(488,459)	100.0%

As the table above demonstrates, we incurred operating expenses of $433,722 and $501,910 for the nine-month periods ended September 30, 2014 and 2013, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $102,368 for the nine-month period ended September 30, 2014, compared to $196,708 for the nine-month period ended September 30, 2013. The decrease in professional fees is due to non-recurring professional fees incurred during the prior period that related to responding to and participating in comments from an examination by the SEC relating to our conversion to a BDC and developing additional policies and procedures related to or required under the 1940 Act.

Payroll expense and executive management compensation. During the nine-month period ended September 30, 2014, we incurred $122,392 in payroll expense for our executive management compared to $161,683 incurred during the nine-month period ended September 30, 2013. The decrease was due to the elimination of an accrued bonus for the Chief Executive Officer and Chief Financial Officer that was waived by those officers.

Insurance expense. During the nine-month period ended September 30, 2014, we incurred $82,946 in insurance expense compared to $70,148 for the nine-month period ended September 30, 2013. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the nine-month period ended September 30, 2014 was $45,000 compared to $20,000 for the nine-month period ended September 30, 2013. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the Chief Executive Officer and Chief Financial Officer for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. The reimbursement was categorized in Other General and Administrative Expenses. Our occupancy expenses for the nine-month periods ended September 30, 2014 and 2013 were $59,722 and $18,066.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Operating Expenses

Item	For the Three- Month Period Ended September 30, 2014	% of 2014 Net Loss	For the Three- Month Period Ended September 30, 2013	% of 2013 Net Loss
Investment Income	$92,365	(196.3)%	3,039	(2.0)%

Operating Expenses:
Professional fees	29,986	63.7%	59,201	40.3%
Payroll expense	40,473	86.0%	40,418	27.5%
Occupancy expense	21,521	45.7%	9,066	6.2%
Insurance expense	24,830	52.8%	33,793	23.0%
Directors’ fees expense	15,000	31.9%	5,000	3.4%
Depreciation and amortization	3,212	6.8%	-	-%
Other general and administrative	4,403	9.4%	2,362	1.6%
Net Investment Loss	$(47,060)	100.0%	(146,801)	100.0%

As the table above demonstrates, we incurred operating expenses of $139,425 and $149,840 for the three-month periods ended September 30, 2014 and 2013, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $29,986 for the three-month period ended September 30, 2014, compared to $59,201 for the three-month period ended September 30, 2013. The decrease in professional fees is due to non-recurring professional fees incurred during the prior period that related to responding to and participating in comments from an examination by the SEC of our conversion to a BDC and developing additional policies and procedures related to or required under the 1940 Act.

Payroll expense and executive management compensation. During the three-month period ended September 30, 2014, we incurred $40,473 in payroll expense for our executive management compared to $40,418 incurred during the three-month period ended September 30, 2013. Executive compensation remained relatively consistent between the two periods.

Insurance expense. During the three-month period ended September 30, 2014, we incurred $24,830 in insurance expense compared to $33,793 for the three-month period ended September 30, 2013. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month period ended September 30, 2014 were $15,000 and for the three-month period ended September 30, 2013 were $5,000. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Occupancy expense related to a temporary arrangement to reimburse the Chief Executive Officer and Chief Financial Officer for utilization of their respective office space temporarily beginning April 1, 2013 until the long-term leased space was completed and available for occupancy. The reimbursement was categorized in Other General and Administrative expenses. Our occupancy expenses for the three-month periods ended September 30, 2014 and 2013 were $21,521 and $9,066.

Net Investment Loss

Net investment loss represents the difference between investment income and operating expenses. Our net investment loss for the nine-month period ended September 30, 2014 and 2013 was $214,578 and $488,459, respectively. The decrease was primarily the result of better results from investing activities.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the nine-month period ended September 30, 2014 was $292,440. A net realized gain of $161,647 was due to our sale of 250,000 shares of CombiMatrix common stock, and a $35,500 realized gain was due to our receipt of additional post-closing proceeds from the 2013 Great Plains Sands sale transaction.

The net increase in net assets from changes in unrealized appreciation was $2,003,144. The primary reason for the increase in net assets from the net change in unrealized appreciation was the mark-up in the value of our investment in Mix 1 Life common shares which we acquired through the cashless conversion option of the underlying warrants. This increase was partially offset by the writedown in the value of our investment in Tzfat Spirits of Israel, LLC. We wrote down the Tzfat Spirits investment after our review of the company’s financial statements, which showed a negative cash flow and the incurrence of significant debt.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2014	2013
Cash flows provided (used) by :
Operating activities	$(1,785,393)	$(1,749,606)
Investing activities	(6,662)	(35,641)
Financing activities	(6,084)	10,164,905
Net increase (decrease) in cash	(1,798,139)	8,379,658
Cash, beginning of period	7,090,379	603,621
Cash, end of period	$5,292,240	$8,983,279

The cash used in operating activities for the nine-month period ended September 30, 2014 was primarily from our investment transactions.

On March 6, 2013, we closed on a total of $8,850,000 from a private placement of common stock at a per-share price of $1.00 and issued 8,850,000 shares of common stock. On March 20, 2013, we closed on the sale of an additional $1,315,000 of common stock at a per-share price of $1.00, and issued 1,315,000 shares of common stock.

On August 29, 2014, we purchased and retired 2,973 shares of common stock at a per-share price of $0.83, and on September 3, 2014 we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

As of September 30, 2014, we had a total of approximately $5.3 million in cash. Presently, we expect that substantially all of our current cash will be invested in portfolio investments within the next 6-18 months, depending largely on the number and quality of investment opportunities we receive. Pending investment of our current cash, we expect to hold that cash in conformity with our disclosures under the caption “Regulation as a BDC – Temporary Investments” below.

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

Capital Expenditures

We did not have and do not plan to have any material commitments for capital expenditures in 2013 or 2014. Given our business model and status as a BDC, we do not require material investments in capital resources.

Certain Potential Conflicts of Interest

Our Company maintains a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what applicable BDC regulations generally describe as “affiliate transaction.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management are also directly or indirectly invested. Our Board of Directors has recently adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Presently, each of Messrs. Geraci and Polinsky have direct and indirect interests in Southern Plains Resources, Inc. We invested in Southern Plains Resources in each of March and July 2013. In addition, our director Christopher Larson has a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of our investment. We invested in Mix 1 Life in February 2014 and we exercised, on a cashless basis, a warrant for the purchase of Mix 1 Life common stock in September 2014. Subsequent to our investment, Mr. Larson became a director of Mix 1 Life.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of equity securities during the quarter ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans of programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2014	-	-	-
August 2014	2,973	$0.83	2,973	See fn. 1
September 2014	4,510	$0.80	4,510	See fn. 1
Total	7,483	$0.81	7,483	See fn. 1

(1) On May 9, 2014, our Board of Directors authorized us to invest up to $1.0 million to purchase our own common shares at prices below our net asset value (NAV) per share, subject to market conditions and applicable regulations. The share buyback authorization does not obligate us to acquire any specific number of shares. The authorization has no expiration date. Announcement of the authorization was first made in Item 5, Part II, of our Form 10-Q filed on May 13, 2014.

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

Dated: November 12, 2014

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: November 12, 2014

