Form 10-K
period 2014-12-31
Mill City Ventures III, Ltd
filed 2015-03-31
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State of incorporation)	(I.R.S. Employer Identification No.)

328 Barry Ave. S. #210 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Former name, former address and former fiscal year, if changed since last report

Registrant’s telephone number, including area code: (952) 479-1923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐        No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes        ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of December 31, 2014 was approximately $2,605,358 based on the closing sales price of $1.00 per share as reported on the OTCBB. As of March 31, 2015, there were 12,151,493 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Competitive Advantages

We believe that we are well positioned to secure appropriate investments in target companies for the following reasons:

•	Management Expertise. We believe that our management’s strong combination of experience and contacts in the investment sector, including the experience and contacts of non-management members of our Board of Directors, should attract suitable prospective portfolio companies. Since 1994, Douglas M. Polinsky, our Chief Executive Officer, has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also makes direct investments into public and private companies. Our Chief Financial Officer, Joseph A. Geraci, II, has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. Mr. Geraci also managed Mill City Advisors, LLC, a Minnesota limited liability company that formerly served as the general partner of Mill City Ventures II, LP, a Minnesota limited partnership investment fund that previously invested directly into both private and public companies. Mr. Geraci previously served as a stockbroker and Vice President of Oak Ridge Financial Services, Inc. from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. We believe that our management team’s extensive experience in researching, analyzing, advising and investing in private and publicly held companies will afford us a relative competitive advantage in structuring investments in potential portfolio companies. See “Directors, Executive Officers and Corporate Governance” for a more detailed description of our management team. Although we believe our management provides valuable investment experience to the Company, none of our management team has been involved in the operation of a company subject to the BDC requirements and regulations set forth in the 1940 Act. Please see, however, “Risk Factors — Risks Related to Our Business — We recently changed our business, and our management team has no experience managing a BDC” for more information.

•	Flexible Investment Options. We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions. Also, we will have fairly broad latitude as to the term and nature of our investments. We intend to calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them after our initial investments.

•	Longer Investment Horizons. We will not be subject to periodic capital-return requirements that are typical for most private equity and venture capital funds. These requirements typically require that such funds return to investors the initial capital investment after a certain period of time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand an early return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

•	Investing Across Industries. We expect to seek to obtain and maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. We believe that maintaining a balanced portfolio will mitigate the potential effects of negative economic events for particular companies, regions and industries.

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

Due Diligence

If we believe a target portfolio company generally meets the characteristics described above or if we believe that certain of the most important characteristics for that particular target portfolio company or the industry in which it operates are met, or if we have other reasons to believe in the potential profitability of an investment in a target portfolio company, we may perform initial due diligence on such company. Our due-diligence examination for each target portfolio company will differ based on a number of factors but is generally likely to include our:

•	assessment of the market in which the company operates, including any special risks (regulatory or otherwise) that apply,

•	assessment of the competitive landscape in that market,

•	familiarity with or evaluation of management,

•	review and assessment of the company’s financing history, as well as the likely need for additional financings,

•	risk analysis relating to the terms of the investment and the transaction size, and

•	assessment of the investment pricing and structure.

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

Our 2014 Portfolio

At December 31, 2014, we held investments in eleven eligible portfolio investments, which had an aggregate amortized cost of $4,946,019 and a fair value of $6,265,399 and our non-eligible portfolio holdings had an aggregate cost of $851,499 and a fair market value of $906,110. At December 31, 2013, we held five eligible portfolio investments, which had an aggregate amortized cost of $2,246,019 and a fair value of $2,767,319. Our eligible portfolio investments at December 31, 2014 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2014 was $730,000, and the fair value was $300,000.
•	Warrants to purchase 413,934 shares of common stock of CombiMatrix Corporation. Our aggregate cost and fair value for these holdings at December 31, 2014 was $0.
•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2014, our cost and fair value for this holding was $150,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2014, our cost for this holding was $101,019 and our fair value was $25,000.

•	a $750,000 in principal amount of promissory note issued by Insite Software Solutions, Inc. and a warrant to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2014, our aggregate cost and fair value for this holding was $750,000.

•	50,000 shares of common stock of Bio Life Solutions, Inc. and a warrant to purchase 100,000 shares of common stock of Bio Life Solutions, Inc. At December 31, 2014, our aggregate cost for this holding was $215,000 and our fair value was $82,000.

•	a $500,000 in principal amount of a Senior Secured Convertible promissory note issued by Mix 1 Life, Inc. (convertible at $1.08 per share) and 352,230 shares of common stock of Mix Life, Inc. At December 31, 2014, our aggregate cost for this holding was $500,000 and our fair value was $2,458,399.

•	A $1,000,000 limited liability membership interest issued by DBR Phase III US Investors, LLC. At December 31, 2014, our aggregate cost and fair value for this holding was $1,000,000.

•	500 shares of Series A 6% Convertible Preferred Stock of Dala Petroleum, Inc. and a warrant to purchase 714,286 shares of common stock of Dala Petroleum, Inc. At December 31, 2014, our aggregate cost and fair value for this holding was $500,000.

•	500,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2014, our aggregate cost and fair value for this holding was $500,000.

•	a $500,000 in principal amount of promissory note issued by The Igloo, LLC. At December 31, 2014, our aggregate cost and fair value for this holding was $500,000.

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

Dividend Reinvestment Plan

We plan to adopt a dividend reinvestment plan (DRIP) that provides for reinvestment of our distributions on behalf of our shareholders, unless a shareholder elects to receive cash as provided below. For some time, we have been negotiating the final fee structure of our proposed DRIP with our transfer agent and, upon the conclusion of this process, we expect that the DRIP will be adopted and effected so long as we obtain the pricing structure we seek. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our shareholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

If and when adopted, no action will be required on the part of a registered shareholder to have their cash dividend reinvested in shares of our common stock. A registered shareholder will be able to elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing, so that such notice is received by the plan administrator no later than the record date for dividends to shareholders. The plan administrator will set up an account for shares acquired through the plan for each shareholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a shareholder participating in the DRIP, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

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

Participants will be able to terminate their accounts under the plan by notifying the plan administrator. We will also be able to terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend. Notwithstanding the above, we are presently uncertain about exactly when we will be in a position to adopt and effect the DRIP, if ever.

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

In the near term, we expect a pending compliance inspection by the SEC’s Office of Compliance and Inspections to result in the conclusion that, shortly after our election to become a BDC, we failed to sufficiently comply with certain operational and governance-related requirements applicable to BDCs under the 1940 Act. Despite the fact that we cooperated with the compliance inspection and quickly undertook, and continue to undertake and implement, remedial measures to redress our known compliance deficiencies, this conclusion may result in enforcement proceedings against the Company, and we may be required to pay a fine.

We are the subject of an ongoing compliance inspection by the SEC’s Office of Compliance and Inspections originally initiated after we elected in February 2013 to be treated as a BDC under the 1940 Act. We fully cooperated with the requests of the Office of Compliance and Inspections. Importantly, we have taken many measures to address our known compliance deficiencies since the beginning of the inspection, including the adoption of written valuation policies and procedures, the establishment of a Valuation Committee of our Board of Directors, the adoption of a written Affiliate Transaction Policy and the preparation of written procedures for the implementation of that policy, the adoption of a written Board Meeting Policy, the adoption of a written Conflict of Interest and Related Party Transaction Policy, the retention of a Chief Compliance Officer who is not a member of management, the preparation of written procedures for the implementation of the earlier-adopted Code of Ethics (the text of which we believe was and remains consistent with the requirements of the 1940 Act), and the preparation of a compliance calendar to facilitate the implementation of the various new compliance procedures by our Chief Compliance Officer, our Board of Directors and the professionals retained to assist their compliance efforts. Despite these remedial actions, it is possible that the Office of Compliance and Inspections may refer some or all of our compliance deficiencies to the SEC’s Enforcement Division for enforcement proceedings. If this were to occur, we can reasonably expect to stipulate to a cease-and-desist order and we may also be required to pay a fine, which could be significant.

We will operate in a highly competitive market for portfolio investment opportunities.

We expect that many entities will compete with us to make the types of investments we plan to make in prospective portfolio companies. We will compete with private equity firms as well as other BDCs, investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources not available to us. These resources may enable our competitors to offer terms that we cannot match. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If, on the other hand, we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Importantly, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act does impose on us as a BDC. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

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

To maintain qualification as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we fail to meet this “qualifying assets test,” we could be forced to dispose of certain investments, be precluded from investing in the manner described in this Form 10K, or lose our status as a BDC, any of which would have a material adverse effect on our business, financial condition and results of operations. The disposition of such investments may need to occur quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2013 and December 31, 2014 was $11,345 and $43,212, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2015	$44,171
2016	46,179
2017	50,311
2018	46,988
TOTAL	$187,649

ITEM 3	LEGAL PROCEEDINGS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the over-the-counter bulletin board. Until January 18, 2013, we traded under the symbol “POKR.OB.” Effective January 22, 2013, our trading symbol changed to “MCVT.” The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2014 and 2013. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

For the Fiscal Year	Market Price (High/Low)	Market Price (High/Low)
	2014	2013
First Quarter	$1.35 – 0.90	$0.61 – 2.50
Second Quarter	$0.90 – 1.15	$2.50 – 2.00
Third Quarter	$1.15 – 1.25	$2.00 – 1.61
Fourth Quarter	$1.25 – 1.00	$1.61 – 1.35

Holders

As of the date of this filing, we had approximately 187 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. We do, however, intend to distribute dividends annually to our shareholders once we made our election to be treated as a regulated investment company (RIC) under the Internal Revenue Code.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, we had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement,” as defined in Item 201 of Regulation S-K. Furthermore, as of the date of this filing, we are not a party to any equity compensation plan, nor are we obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company. Nevertheless, there are restrictions and limitations under the 1940 Act on our ability to grant options and warrants to members of our management and our non-interested, non-employee directors that, in our case, generally prohibit any such grants in the absence of prior SEC approval.

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

The foregoing list is not exhaustive, and readers are urged to read carefully and consider the risk factors described elsewhere in this report. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate-even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

Item	Year Ended December 31, 2014	Year Ended December 31, 2013
Investment Income:
Interest Income	$239,425	$11,965
Dividend Income	100,926	23,216

Operating Expenses:
General Operating Expenses	103,441	80,562
Legal and Accounting Expenses	157,274	227,811
Executive Management Compensation	370,976	161,857
Insurance Expense	107,735	104,226
Director’s Fees	60,000	33,400
Net Investment Loss/Net Loss	$(459,075)	$(572,675)

For the year ended December 31, 2014, the Company received $235,774 in interest payments from four eligible portfolio companies, Insite Software Solutions, Inc., Mix 1 Life, Inc. DBR Phase III US Investors, LLC, and The Igloo, LLC and additional $3,651 bank interest on cash balances as well as $30,574 in dividend payments from one eligible portfolio company, Dala Petroleum, Inc. and $70,352 in non-eligible portfolio company dividends. For the year ended December 31, 2013, the Company received $9,650 in dividend payments from one eligible portfolio company, CombiMatrix Corporation, and additional $13,466 in non-eligible portfolio company dividends. The Company also received $11,965 in bank interest on cash balances.

As the table above indicates, we incurred selling, general and administrative expenses aggregating $799,426 for the year ended December 31, 2014, and $607,856 for the year ended December 31, 2013. A discussion of the various components of our general and administrative expenses for the periods discussed above is set forth below.

General Operating Expenses.   Our general operating expenses, which primarily include rent occupancy expense, and miscellaneous office supply expenses, were $103,441 for the year ended December 31, 2014. Our general operating expenses were $80,562 for the year ended December 31, 2013. The increase is primarily related to the full year of rent expense incurred in 2014 compared to the three months incurred in 2013.

Legal and Accounting Expenses.   Our legal and accounting expenses were $157,274 for the year ended December 31, 2014 and $227,811 for the year ended December 31, 2013, The decrease is due to the non-recurring professional fees relating to our conversion to a BDC, including the preparation and filing of various notifications with the SEC, a 1940 Act registration statement on Form N-2 together with an amendment to that registration statement prepared in order to respond to comments received from the SEC, and various other governance- and operations-related legal work relating to our efforts to fully comply with the regulations applicable to BDCs under the 1940 Act which were incurred in 2013.

Executive Management Compensation.   For the year ended December 31, 2014 and December 31, 2013, executive management compensation aggregated $370,976 and $161,857, respectively, in cash payments. Our compensation expense for our executive management, consultant service compensation, and professional fees expenses increased in 2014 due to officer bonus compensation of $200,000.

For the year ended December 31, 2014 and December 31, 2013, our net investment loss was $459,075 and $572,675, respectively. The net investment loss for both years is primarily the result of the increased general and administrative expenses and payroll expense associated with our operations as a BDC, specifically including increased executive management compensation expense, legal and accounting expenses and general operating expenses.

For the year ended December 31, 2014 we had an increase in net assets of $966,462. Our net assets decreased by $206,245 for the year ended December 31, 2013.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows provided (used) by:
Operating activities	$(2,963,204)	$(3,630,724)
Investing activities	(6,662)	(47,423)
Financing activities	(14,602)	10,164,905
Net increase (decrease) in cash	(2,984,468)	6,486,758
Cash, beginning of period	7,090,379	603,621
Cash, end of period	$4,105,911	$7,090,379

During the year ended December 31, 2013, we sold 10,665,000 shares of our common stock for gross proceeds of $10,665,000.

During the year ended December 31, 2014, we repurchased 17,929 shares of our common stock at a gross cost of $14,602.

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $7,090,379 of cash at the end fiscal 2013 and our $4,105,911 of cash at the end of fiscal 2014 constitutes our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2015.

Presently, we expect that our $4.1 million in cash as of December 31, 2014, will be substantially all invested within the next 12 months.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2014 and we do not anticipate any such capital expenditures for fiscal 2015. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. as of December 31, 2014 and 2013, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2014, and December 31, 2013 and the financial highlights for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2014 and 2013 and the results of their operations and cash flows for the year ended December 31, 2014 and 2013, and financial highlights for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2015

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Investments, at fair value
Non-control/Non-affiliate investments (cost of $5,797,518 and $3,104,426)	$7,171,509	$3,342,319
Cash	4,105,911	7,090,379
Prepaid expenses	49,623	54,401
Receivable from sale of investments	82,103	794
Interest and dividends receivable	59,794	3,750
Leasehold improvements, net	31,882	38,157
Property and equipment, net	18,962	18,683
Total Assets	$11,519,784	$10,548,483
LIABILITIES
Current Liabilities
Accounts payable	$36,098	$18,284
Accrued royalty	—	619
Deferred rent	9,996	7,750
Total Current Liabilities	46,094	26,653
Total Liabilities	46,094	26,653
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 12,151,493 and 12,169,422 shares.	12,151	12,169
Additional paid-in capital	11,857,660	11,875,571
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,028,423)	(572,675)
Accumulated undistributed net realized gains on investment transactions	417,976	128,537
Net unrealized appreciation in value of investments	1,373,991	237,893
Total Shareholders’ Equity	11,473,690	10,521,830
Total Liabilities and Shareholders’ Equity	$11,519,784	$10,548,483

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013
Investment Income
Interest income	$239,425	$11,965
Dividend income	100,926	23,216
Total Investment Income	340,351	35,181
Operating Expenses:
Professional fees	157,274	227,811
Payroll expense	370,976	161,857
Registration statement expense	—	26,805
Insurance expense	107,735	104,226
Occupancy	82,058	39,690
Director’s fees	60,000	33,400
Depreciation and amortization	12,658	2,908
Other general and administrative expenses	8,725	11,159
Total Operating Expenses	799,426	607,856
Net Investment Loss	$(459,075)	$(572,675)
Realized and Unrealized Gain on Investments
Net realized gain on investments	$289,439	$128,537
Net change in unrealized appreciation on investments	$1,136,098	$237,893
Net Realized and Unrealized Gain on Investments	1,425,537	366,430
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$966,462	$(206,245)
Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.08	$(0.02)
Weighted-average number of common shares outstanding	12,166,598	10,219,737

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2014, 2013, and 2012

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Undistributed Investment Loss	Accumulated Undistributed Net Realized Gains on Investment Transactions	Net Unrealized Appreciation in Value of Investments	Total Shareholders’ Equity

Balance as of December 31, 2012	1,504,422	$1,504	$1,221,236	$(1,159,665)	$—	$—	$—	$63,075

Issuance of common stock for cash of $1.00 per share on March 6, 2013	9,350,000	9,350	9,340,650	—	—	—	—	9,350,000

Issuance of common stock for cash of $1.00 per share on March 30, 2013	1,315,000	1,315	1,313,685	—	—	—	—	1,315,000

Undistributed investment loss	—	—	—	—	(572,675)	—	—	(572,675)

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Undistributed Investment Loss	Accumulated Undistributed Net Realized Gains on Investment Transactions	Net Unrealized Appreciation in Value of Investments	Total Shareholders’ Equity

Undistributed net realized gains on investment transactions	—	—	—	—	—	128,537	—	128,537

Appreciation in value of investments	—	—	—	—	—	—	237,893	237,893

Balance as of December 31, 2013	12,169,422	$12,169	$11,875,571	$(1,159,665)	$(572,675)	$128,537	$237,893	$10,521,830
Repurchase of common stock for cash of $0.83 per share on August 29, 2014	(2,973)	(3)	(2,970)	—	509	—	—	(2464)

Repurchase of common stock for cash of $0.80 per share on September 3, 2014	(4,510)	(5)	(4,505)	—	890	—	—	(3,620)

Repurchase of common stock for cash of $0.84 per share on December 19, 2014	(10,446)	(10)	(10,436)	—	1,928	—	—	(8,218)

Undistributed investment loss	—	—	—	—	(459,075)	—	—	(459,075)

Undistributed net realized gains on investment transactions	—	—	—	—	—	289,439	—	289,439

Appreciation in value of investments	—	—	—	—	—	—	1,136,098	1,136,098

Balance as of December 31, 2014	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,028,423)	$417,976	$1,373,991	$11,473,690

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$966,462	$(206,245)
Adjustments to reconcile net increase (decrease) in net asset value resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	(1,136,098)	(237,893)
Net realized gain on investments	(289,439)	(128,537)
Payments for purchases of investments	(3,683,510)	(3,619,009)
Proceeds from sales of investments	1,279,857	643,120
Depreciation and amortization	12,658	2,908
Changes in operating assets and liabilities:
Receivable from sale on investments	(81,309)	(794)
Interest and dividends receivable	(56,044)	(3,750)
Prepaid expenses	4,778	(54,401)
Accounts payable	17,814	(19,203)
Deferred rent	2,246	7,750
Accrued royalty	(619)	—
Interest payable	—	(14,670)
Net cash used in operating activities	(2,963,204)	(3,630,724)

Cash flows from investing activities:
Purchases of property and equipment	(4,866)	(19,651)
Purchases of leasehold improvements	(1,796)	(27,772)
Net cash used in investing activities	(6,662)	(47,423)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,165,000
Payment for repurchase of common stock	(14,602)	—
Payment on note payable to related party	—	(95)
Net cash (used in) provided by financing activities	(14,602)	10,164,905
Net (decrease) increase in cash	(2,984,468)	6,486,758
Cash, beginning of the year	7,090,379	603,621
Cash, end of the year	$4,105,911	$7,090,379
Non-cash investing and financing activities:
Leasehold improvements acquired through accounts payable	—	12,325
Conversion of subscription payable to common stock	—	500,000

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

Year Ended December 31, 2014
Per Share Data
Net asset value as of December 31, 2013	$0.86
Net investment loss	(0.04)
Net realized and unrealized gains	0.12
Net asset value as of December 31, 2014	$0.94
Ratio/Supplemental Data
Per share market value as of December 31, 2014	$0.59
Shares outstanding as of December 31, 2014	12,151,493
Average weighted shares outstanding	12,166,608
Net assets as of December 31, 2014	$11,473,690
Average net assets(1)	$11,416,452
Portfolio turnover rate(2)	11.21%
Ratio of operating expenses to average net assets(2)	(7.00)%
Ratio of net investment loss to average net assets	(4.02)%
Ratio of realized gains to average net assets	2.54%

(1)	Based on the monthly average of net assets from December 31, 2013 through December 31, 2014.
(2)	Ratios are annualized.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of December 31, 2014

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

As of December 31, 2014
Name of Portfolio Company	Industry	Date of Initial Investment	Investments	Shares	Cost	Fair Value	% of Total Assets	Level

Southern Plains Resources, Inc.*	Oil & Gas	3/14/13	Common Stock	600,000	$730,000	$300,000	2.6%	3
Tzfat Spirits of Israel, LLC*	Consumer Discretionary	10/14/13	Membership Units	55,000	101,019	25,000	0.2%	3
Max 4G*	Information Technology	6/14/13	Preferred Stock	300,000	150,000	150,000	1.3%	3
AT&T	Telecommunications	10/25/13	Common Stock	5,000	175,260	167,950	1.4%	1
BioLife Solutions, Inc.*	Biotechnology	3/21/14	Common Stock	50,000	215,000	82,000	0.7%	1
BioLife Solutions, Inc.*	Biotechnology	3/21/14	Warrants	100,000	-	-	-	3
Calamos Convertible & High Income Fund	Closed End Fund	11/5/13	Common Stock	10,000	128,357	138,300	1.2%	1
CenturyLink, Inc	Telecommunications	10/28/13	Common Stock	5,000	157,360	197,900	1.7%	1
Frontier Communications Corp	Telecommunications	11/20/13	Common Stock	10,000	50,305	66,700	0.6%	1
Windstream Holdings, Inc	Telecommunications	11/6/13	Common Stock	10,000	86,706	82,400	0.7%	1
Insite Software Solutions, Inc.*	Business Services	12/30/13	Promissory Note	750,000	750,000	750,000	6.5%	3
Insite Software Solutions, Inc.*	Business Services	12/30/13	Warrants	108,960	-	-	-	3
Mix 1 Life*	Consumer Discretionary	2/6/14	Promissory Note	500,000	500,000	500,000	4.4%	3
Mix 1 Life*	Consumer Discretionary	8/7/14	Common Stock	352,230	-	1,958,399	17.1%	1
DBR Phase III US Investors, LLC*	Leisure & Hospitality	2/7/14	Membership Units	1,000,000	1,000,000	1,000,000	8.7%	3
CombiMatrix Corporation*	Medical Diagnostic	5/6/13	Warrants(1)	413,934	-	-	-	3
Powershares High Dividend Yield Fund	Closed End Fund	5/12/14	Common Stock	10,000	253,510	252,860	2.2%	1
Dala Petroleum, Inc.*	Oil and Gas	6/3/14	Preferred Stock	500	500,000	500,000	4.4%	3
Dala Petroleum, Inc.*	Oil and Gas	6/3/14	Warrants	714,286	-	-	-	3
Northern Capital Partners I, LP*	Oil and Gas	6/16/14	Membership Units	500,000	500,000	500,000	4.4%	3
The Igloo LLC*		12/31/14	Promissory Note	500,000	500,000	500,000	4.4%	3
TOTAL INVESTMENTS					$5,797,518	$7,171,509

___________

(1)	Comprised of 81,967 warrants with an exercise price of $3.77 per share, 81,967 warrants with an exercise price of $3.55 per share and 250,000 warrants with an exercise price of $3.12 per share.
*	indicates that the portfolio investment is a “qualifying assets” under Section 55(a) of the Investment Company Act of 1940. Because the Company is a “business development company” under that Act, qualifying assets must represent at least 70% of the Company’s total assets at the time it acquires any non-qualifying assets.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and basis of presentation

Mill City Ventures III, Ltd. (the “Company”) is an investment company that was incorporated in the State of Minnesota on January 10, 2006 under the name WPP Acquisition, Inc.  The Company’s name was subsequently changed to Poker Magic, Inc. Our business from January 10, 2006 through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States.

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

On January 17, 2013, the Company amended and restated its Articles of Incorporation.  The amendment and restatement included a change in the Company's name from “Poker Magic, Inc.” to “Mill City Ventures III, Ltd.”

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

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Our investment portfolio investments at December 31, 2014 and December 31, 2013 were $7,171,509 and $3,342,319, respectively.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 2 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator: Net Gain (Loss)	$966,462	$(206,245)
Denominator: Weighted-average number of common shares outstanding	12,166,608	10,219,737
Basic and diluted net gain (loss) per common share	$0.08	$(0.02)

At December 31, 2014 and 2013, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

On June 6, 2013, the Company entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2013 and December 31, 2014 was $11,345 and $43,212, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2015	$44,171
2016	46,179
2017	50,311
2018	46,988
TOTAL	$187,649

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

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

On December 19, 2014, we purchased and retired 10,446 shares of common stock at a per-share price of $0.84.

At December 31, 2014, a total of 12,151,493 shares of common stock were issued and outstanding.

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

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

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

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

	Level 1	Level 2	Level 3	Total
AT&T	$167,950	$—	$—	$167,950
Calamos Convertible & High Income Fund	138,300	—	—	138,300
CenturyLink, Inc.	197,900	—	—	197,900
Frontier Communications Corp.	66,700	—	—	66,700
Windstream Holdings, Inc.	82,400	—	—	82,400
BioLife Solutions, Inc.	82,000	—	—	82,000
Powershares High Yield Dividend Fund	252,860	—	—	252,860
Southern Plains Resources, Inc.	—	—	300,000	300,000
Max 4G	—	—	150,000	150,000
Tzfat Spirits of Israel, LLC	—	—	25,000	25,000
Insite Software Solutions, Inc.	—	—	750,000	750,000
DBR Phase III US Investors, LLC	—	—	1,000,000	1,000,000
Mix 1 Life, Inc. Convertible Note	—	—	500,000	500,000
Mix 1 Life, Inc. Common Stock	1,958,399	—	—	1,958,399
Dala Petroleum (aka Westcott Products Corp)	—	—	500,000	500,000
Northern Capital Partners I, LP	—	—	500,000	500,000
The Igloo, LLC	—	—	500,000	500,000
	$2,946,509	$—	$4,225,000	$7,171,509

The change in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair Value, December 31, 2013	$1,931,019
Change in unrealized appreciation	(706,019)
Net realized and unrealized gain	(709,019)
Purchases of portfolio investments	3,000,000
Fair Value, December 31, 2014	$4,225,000
Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at December 31, 2014	$(706,019)

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

Portfolio Investments

At December 31, 2014, we held investments in eleven eligible portfolio investments, which had an amortized cost of $4,946,019 and a fair value of $6,265,399. At December 31, 2013, we held investments in five eligible portfolio investments, which had an amortized cost of $2,246,019 and a fair value of $2,506,519.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, we received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. On February 25, 2014, $7,500 was received in satisfaction of post-closing payment rights under the acquisition agreement. On August 7, 2014 an additional $28,000 was received and on December 31, 2014 $258 was received in final satisfaction of post-closing payment rights under the acquisition agreement.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at December 31, 2014 was $730,000 and the fair value was $300,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the Combimatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. At December 31, 2014 the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At December 31, 2014, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At December 31, 2014, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a 10-year term expiring December 30, 2023. At December 31, 2014, the cost and fair value of the promissory note was $750,000 and the warrant was $0.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (post split). The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At December 31, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $1,958,399, respectively. Our director Mr. Larson is currently the Chief Financial Officer, director and 5% shareholder of Mix 1 Life, Inc. Mr. Larson was appointed Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1 Life.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. A second capital call of $350,000 was funded on May 9, 2014 and the final capital call was funded on October 21, 2014 in the amount of $300,000. At December 31, 2014, the cost and fair value of the interests was $1,000,000.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (aka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. At December 31, 2014, the cost and fair value of the preferred stock was $500,000 and the cost and fair value of the warrant was $0.

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16. A second capital call of $125,000 was funded on August 26, 2014, a third capital call of $200,000 was funded on October 21, 2014 and the fourth and final capital call of $125,000 was funded on December 26, 2014. At December 31, 2014, the cost and fair value of the interests was $500,000.

On December 31, 2014, we entered into a Promissory Note Agreement for $500,000 with The Igloo, LLC and in connection therewith funded a $500,000 promissory note. At December 31, 2014, the cost and fair value of the note was $500,000.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2014, approximately 87% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company did not have any taxable income for the year ended December 31, 2014.

NOTE 8—SUBSEQUENT EVENTS

On February 13, 2015, CombiMatrix modified the conversion price of the 81,967 warrants at $3.77 and the 81,967 warrants at $3.55 to a $1.97 conversion price for the duration of the life of the warrants. The modification was made in accordance with anti-dilution price-protection provisions in the warrant.

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33. In conjunction with the financing, we received  a warrant to purchase 1,515,152 common shares with a conversion price of $0.38. The warrant has a cashless conversion provision and expires February 17, 2020.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1. The note is due on March 13, 2016. Our director Christopher Larson is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1.

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

As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2014.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and ShareholdersMill City Ventures III, Ltd.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	55	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	45	Director and Chief Financial Officer
Howard Liszt	68	Director
Christopher Larson	43	Director
Laurence Zipkin	73	Director

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

Christopher Larson co-founded and acted as Chief Financial Officer of Cash Systems, Inc., a NASDAQ traded (symbol: CKNN) financial services company involved in the casino gaming industry, from 1999 to 2005. Mr. Larson also served on the Board of Directors of Cash Systems from 2001 to 2006 and on the Board of Directors of Western Capital Resources, Inc. from 2008 to 2009. Cash Systems was taken public via a reverse merger and during Mr. Larson’s tenure the company experienced revenue growth from $600,000 to $120,000,000 annually. Mr. Larson is currently the Chief Financial Officer of Hondo Minerals, a an exploration stage company engaged in the acquisition of historically significant, mines, mining claims and mining real estate in North America. Mr. Larson is also currently the Chief Financial Officer, a director and a 5% shareholder of Mix 1 Life, Inc., a company in which Mill City Ventures has an investment.

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

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2014.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2014 and 2013 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Douglas M. Polinsky,	2014	$50,000	$0	$100,000	$150,000
Chief Executive Officer	2013	$50,000	$0	—	$50,000
Joseph A. Geraci, II,	2014	$100,000	$0	$100,000	$200,000
Chief Financial Officer	2013	$100,000	$0	—	$100,000

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

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2014 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2014, we paid a total of $60,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, III	2014	—	—
Douglas M. Polinsky	2014	—	—
Christopher Larson	2014	$20,000	$20,000
Howard P. Liszt	2014	$20,000	$20,000
Laurence S. Zipkin	2014	$20,000	$20,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of February 27, 2015
(on which date there were 12,151,493 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive (see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 328 Barry Avenue S., Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares(1)
Douglas M. Polinsky(2)	552,358	4.5%
Joseph A. Geraci, II(3)	556,130	4.6%
Howard Liszt(4)	—	*
Christopher Larson(5)	—	*
Laurence Zipkin(6)	—	*
Neal Linnihan	2,500,000	20.6%
Scott and Elizabeth Zbikowski(7)	1,865,000	15.3%
Ervin Kramer	1,087,728	8.9%
Donald Schreifels	1,060,001	8.7%
David Bester	1,000,000	8.2%
Patrick Kinney(8)	942,278	7.8%
William Hartzell	650,000	5.3%
All current directors and executive officers as a group(9) (five persons)	818,433	6.7%

________________

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.
(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).
(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 248,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.
(4)	Mr. Liszt is a director of the Company.
(5)	Mr. Larson is a director of the Company.
(6)	Mr. Zipkin is a director of the Company.
(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.
(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.
(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Larson and Zipkin.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (after giving effect to a Mix 1 reverse stock split). The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of Mix 1 common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At December 31, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $1,958,399, respectively. Our director Mr. Larson is currently the Chief Financial Officer, director and 5% shareholder of Mix 1 Life, Inc. Mr. Larson was appointed Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1 Life. More recently on March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1. The note is due on March 13, 2016. As explained above, our director Christopher Larson is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1.

Shortly after our conversion into a BDC in 2013, we acquired and then made a follow-on investment in common stock of Southern Plains Resources, Inc. At the time of the filing of this report, we continue to hold 600,000 shares of common stock of Southern Plains Resources. Our aggregate cost for this holding at December 31, 2014 was $730,000, and the fair value was $300,000. Our Chief Executive Officer, Douglas M. Polinsky, and our Chief Financial Officer, Joseph A. Geraci, II, have pre-existing direct and indirect beneficial ownership of personal investments in Southern Plains Resources.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2014	2013
Audit Fees	$39,729	$48,400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$39,729	$48,400

Audit Fees.   The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2014 and 2013 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy.   Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2013 and 2014 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Employment Agreement with Joseph A. Geraci II, dated effective March 25, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.2	Employment Agreement with Douglas M. Polinsky dated effective March 25, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.3	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)
10.4	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)
10.5	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to registration statement on Form N-2 filed on May 31, 2013)
10.6	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (filed herewith)
10.7	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (filed herewith)
10.8	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (filed herewith)
10.9	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (filed herewith)
10.10	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (filed herewith)
10.11	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (filed herewith)
10.12	Senior Secured Promissory Note dated effective March 13, 2015 (filed herewith)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K filed on March 31, 2013)
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______________

*	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date
/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 31, 2015
Douglas M. Polinsky	Director (principal executive officer)
/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 31, 2015
Joseph A. Geraci, II	(principal accounting and financial officer)
/s/ Christopher Larson	Director	March 31, 2015
Christopher Larson
/s/ Howard Liszt	Director	March 31, 2015
Howard Liszt
/s/ Laurence Zipkin	Director	March 31, 2015
Laurence S. Zipkin

