Form 10-Q
period 2015-03-31
Mill City Ventures III, Ltd
filed 2015-05-12
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _________

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

As of March 31, 2015, there were 12,151,493 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mill City Ventures III, Ltd.

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Investments, at fair value
Non-control / Non-affiliate investments (cost of $7,314,965 and $5,797,518, respectively)	$8,694,679	$7,171,509

Cash	2,783,237	4,105,911
Prepaid expenses	25,414	49,623
Receivable from sale of investments	40,185	82,103
Interest and dividends receivable	100,547	59,794
Leasehold improvements, net	29,855	31,882
Property and equipment, net	17,777	18,962
Total Assets	$11,691,694	$11,519,784

LIABILITIES

Current Liabilities
Accounts payable	$26,442	$36,098
Deferred interest income	28,145	-
Deferred rent	10,238	9,996
Total Current Liabilities	64,825	46,094

Total Liabilities	64,825	46,094

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,027,820)	(1,028,423)
Accumulated undistributed net realized gains on investment transactions	564,829	417,976
Net unrealized appreciation in value of investments	1,379,714	1,373,991
Total Shareholders’ Equity	11,626,869	11,473,690

Total Liabilities and Shareholders’ Equity	$11,691,694	$11,519,784

Net Asset Value Per Common Share	$0.95	$0.94

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Investment Income
Interest income	$138,526	$29,466
Dividend income	25,318	12,298
Total Investment Income	163,844	41,764

Operating Expenses
Professional fees	51,397	37,177
Payroll expense	41,474	41,446
Insurance expense	24,564	33,321
Occupancy	22,799	17,406
Directors’ fees expense	15,000	15,000
Depreciation and amortization expense	3,212	3,098
Other general and administrative expenses	4,795	3,850
Total Operating Expenses	163,241	151,298
Net Investment Income (Loss)	603	(109,534)

Realized and Unrealized Gain on Investments
Net realized gain on investments	146,853	200,903
Net change in unrealized appreciation on investments	5,723	683,197
Net Realized and Unrealized Gain on Investments	152,576	884,100

Net Increase in Net Asset Value Resulting from Operations	$153,179	$774,566

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.01	$0.06

Weighted-average number of common shares outstanding	12,151,493	12,169,422

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net increase in net asset value resulting from operations	$153,179	$774,566

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(5,723)	(683,197)
Net realized gain on investments	(146,853)	(200,903)
Payments for purchases of investments	(1,816,399)	(1,280,000)
Proceeds from sales of investments	445,805	622,894
Depreciation and amortization expense	3,212	3,098

Changes in operating assets and liabilities:
Prepaid expenses	24,209	(69,796)
Receivable from sale of investments	41,918	794
Interest and dividends receivable	(40,753)	3,750
Accounts payable	(9,656)	94,498
Deferred interest income	28,145	15,000
Accrued royalty	-	(619)
Deferred rent	242	562

Net cash used in operating activities	(1,322,674)	(719,353)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,943)
Purchases of leasehold improvements	-	(2,561)

Net cash used by investing activities	-	(6,504)

Net decrease in cash	(1,322,674)	(725,857)

Cash, beginning of the period	4,105,911	7,090,379
Cash, end of the period	$2,783,237	$6,364,522

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

(unaudited)

Three Months Ended March 31, 2015
Per Share Data
Net asset value at beginning of the period	$0.94
Net investment income	0.00
Net realized and unrealized gains	0.01

Net asset value at end of period	$0.95

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.72
Shares outstanding at end of period	12,151,493
Average weighted shares outstanding for period	12,151,493
Net assets at end of period	$11,626,869
Average net assets (1)	$11,561,049
Portfolio turnover rate (2)	3.86%
Ratio of operating expenses to average net assets (2)	(5.60)%
Ratio of net investment income to average net assets (2)	0.02%
Ratio of realized gains to average net assets (2)	5.25%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of March 31, 2015

(Unaudited)

Portfolio Company	Description of Securities	Cost	Fair Value
Creative Realities Inc.	12% Convertible Promissory Note (Mat. 8/18/16 )†	$1,000,000	$1,000,000
	1,515,512 $0.38 Cashless Warrants (Exp. 2/18/20)*†	-	-
BioLife Solutions	Common Stock*	107,500	40,250
	$4.70 Cashless Warrants (Exp. 3/20/21)*	-	-
Combimatrix	$1.97 Cashless Warrants (Exp. 12/29/2018)*	-	-
	$3.12 Cashless Warrants (Exp. 12/19/2018)*	-	-
Mix 1 Life Inc.	12% Convertible Promissory Note (Mat. 2/6/16)	500,000	500,000
	12% Promissory Note (Mat. 3/13/16)†	250,000	250,000
	Common Stock*	-	2,002,554
Tzfat Spirits of Israel, LLC	Class A Membership Units*†	101,019	25,000
Insite Software Solutions, Inc.	10.5% Promissory Note (Mat. 12/30/2018)	750,000	750,000
	$0.01 Warrants (Change Of Control) (Exp 12/30/23)*	-	-
MAX 4G Wireless, Inc.	Series B Convertible Preferred Stock*†	150,000	150,000
Calamos Convertible and High Income Fund	Closed End Fund	128,357	141,700
Powershares KBW High Dividend Yield Financial	ETF	253,510	254,400
Solar Senior Capital, Ltd.	Common Stock	91,983	97,417
DBR Phase III US Investors, LLC	Membership Units†	1,000,000	1,000,000
The Igloo, LLC	20% Senior Secured Note (Mat. 12/31/16)†	500,000	500,000
Discovery Communications Inc	Common Stock Series A	149,609	153,800
Dala Petroleum (aka Westcott Products)	Series A 6% Convertible Preferred Stock	500,000	500,000
	714,286 $1.35 Cashless Warrants (Exp. 6/3/17 )*	-	-
Northern Capital Partners I, LP	Membership Units*†	500,000	444,208
Southern Plains Resources, Inc.	Common Stock*	730,000	300,000
Hi-Crush Partners, LP	Limited Partnership Units	183,660	175,350
AT&T Inc.	Common Stock	175,260	163,250
Century Link Inc	Common Stock	157,360	172,750
Windstream Holdings	Common Stock	86,707	74,000
	Total Investments	$7,314,965	$8,694,679

† Restricted security

* Indicates securities are not income producing

Mill City Ventures III, Ltd.

Portfolio Investments by Industry

As of March 31, 2015

(Unaudited)

Security Name	Industry	Date of Initial Investment	Investment	Quantity or Face Value	Cost	Fair Value	% of Net Assets

Creative Realities, Inc.	Advertising	2/18/2011	Promissory Note	1,000,000	$1,000,000	$1,000,000
Creative Realities, Inc.	Advertising	2/18/2011	Warrants	1,515,152	—	—
					1,000,000	1,000,000	8.60%

Bio Life Solutions, Inc.	Bio-technology	3/20/2010	Common Stock	25,000	107,500	40,250
Bio Life Solutions, Inc.	Bio-technology	3/20/2010	Warrants	100,000	—	—
Combimatrix Corporation	Bio-technology	5/5/2009	Warrants	413,934	—	—
					107,500	40,250	0.35%

Mix 1 Life, Inc.	Consumer	2/5/2010	Promissory Note	500,000	500,000	500,000
Mix 1 Life, Inc.	Consumer	3/8/2011	Promissory Note	250,000	250,000	250,000
Mix 1 Life, Inc.	Consumer	8/6/2010	Common Stock	324,563	—	2,002,554
Tzfat Spirits of Israel, LLC	Consumer	10/13/2009	Membership Units	55,000	101,019	25,000
					851,019	2,777,554	23.89%

Insite Software Solutions, Inc.	Information Technology	12/29/2009	Promissory Note	750,000	750,000	750,000
Insite Software Solutions, Inc.	Information Technology	12/29/2009	Warrants	108,960	—	—
MAX 4G	Information Technology	6/13/2009	Preferred Stock	300,000	150,000	150,000
					900,000	900,000	7.74%

Calamos Convertible & High Income Fund	Investment Fund	11/4/2009	Common Stock	10,000	128,357	141,700
Powershares High Dividend Yield	Investment Fund	5/11/2010	Common Stock	10,000	253,510	254,400
Solar Senior Capital Ltd	Investment Fund	1/15/2011	Common Stock	6,047	91,983	97,417
					473,850	493,517	4.24%

DBR Phase III US Investors, LLC	Leisure & Hospitality	2/6/2010	LP Units	1,000,000	1,000,000	1,000,000
The Igloo LLC	Leisure & Hospitality	12/30/2010	Promissory Note	500,000	500,000	500,000
					1,500,000	1,500,000	12.90%

Discovery Communications Inc.	Media	1/22/2011	Common Stock	5,000	149,609	153,800	1.32%

Dala Petroleum, Inc.	Oil & Gas	6/2/2010	Preferred Stock	500	500,000	500,000
Dala Petroleum, Inc.	Oil & Gas	6/2/2010	Warrants	714,286	—	—
HI Crush Partners	Oil & Gas	2/23/2011	Common Stock	5,000	183,660	175,350
Northern Capital, LP	Oil & Gas	6/15/2010	Membership Units	500,000	500,000	444,208
Southern Plains Resources, Inc.	Oil & Gas	3/13/2009	Common Stock	600,000	730,000	300,000
					1,913,660	1,419,558	12.21%

AT&T	Telecommunications	10/24/2009	Common Stock	5,000	175,260	163,250
CenturyLink, Inc.	Telecommunications	10/27/2009	Common Stock	5,000	157,360	172,750
Windstream Holdings Inc.	Telecommunications	11/5/2009	Common Stock	10,000	86,707	74,000
					419,327	410,000	3.53%

Total Investments					$7,314,965	$8,694,679	74.78%

Mill City Ventures III, Ltd.

Notes to Financial Statements

March 31, 2015

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

On January 17, 2013, the Company amended and restated our Articles of Incorporation. The amendment and restatement included a change in our name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

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

Interim Financial Information

The balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, receivable from sale of investments, interest and dividends receivable, prepaid expenses, accounts payable and notes payable approximate fair value due to their relatively short maturities.

In the normal course of business, the Company may utilize derivative financial instruments (principally options) in connection with its trading activities. The Company records its derivative activities at fair value. Gains and losses from derivative financial instruments are included in net gain (loss) on investments in the statement of operations.

Investment Valuation

Investment transactions are recorded on the trade date. Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses on investments previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses on investments primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

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

Our investment portfolio investments at March 31, 2015 and December 31, 2014 were $8,694,679 and $7,171,509, respectively.

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

NOTE 2—NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	For the Three Months Ended
	March 31,
	2015	2014
Numerator: Net Increase in Net Asset Value Resulting from Operations	$153,179	$774,566
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,169,422
Basic and diluted net gain (loss) per common share	$0.01	$0.06

At March 31, 2015 and 2014, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The Company has an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three -month period ended March 31, 2015 was $22,799.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2015	33,148
2016	46,179
2017	50,311
2018	46,988
TOTAL	$176,626

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On August 29, 2014 we purchased and retired 2,973 shares of common stock at a per-share price of $0.83.

On September 3, 2014, we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

On December 19, 2014, we purchased and retired 10,446 shares of common stock at a per-share price of $0.84.

At March 31, 2015, a total of 12,151,493 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value within respective industries.

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$163, 250	$-	$-	$163, 250
Calamos Convertible & High Income Fund	141,700	-	-	141,700
CenturyLink, Inc.	172,750	-	-	172,750
Discovery Communications Corp.	153,800	-	-	153,800
Hi Crush Partners, LP	175,350	-	-	175,350
Windstream Holdings, Inc.	74,000	-	-	74,000
BioLife Solutions, Inc.	40,250	-	-	40,250
Solar Senior Capital Ltd	97,417	-	-	97,417
Powershares High Yield Dividend Fund	254,400	-	-	254,400
Southern Plains Resources, Inc.	-	-	300,000	300,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	25,000	25,000
Insite Software Solutions, Inc.	-	-	750,000	750,000
DBR Phase III US Investors, LLC	-	-	1,000,000	1,000,000
Mix 1 Life, Inc. Convertible Note	-	-	500,000	500,000
Mix 1 Life, Inc. Promissory Note	-	-	250,000	250,000
Mix 1 Life, Inc. Common Stock	2,002,554	-	-	2,002,554
Dala Petroleum (aka Westcott Products Corp)	-	-	500,000	500,000
The Igloo, LLC	-	-	500,000	500,000
Creative Realities, Inc.	-	-	1,000,000	1,000,000
Northern Capital Partners I, LP	-	-	444,208	444,208

Total	$3,275,471	$-	$5,419,208	$8,694,679

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(55,792)
Net realized and unrealized gain	(55,792)
Purchases of portfolio investments	1,250,000
Fair value, March 31, 2015	$5,419,208

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at March 31, 2015	$(55,792)

Portfolio Investments

At March 31, 2015, we held investments in 12 eligible portfolio investments, which had an amortized cost of $6,088,519 and a fair value of $7,462,012. At December 31, 2014, we held investments in 11 eligible portfolio investments, which had an amortized cost of $4,946,019 and a fair value of $6,265,399.

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

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at March 31, 2015 was $730,000 and the fair value was $300,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix modified the conversion price of the 81,967 warrants at $3.77 and the 81,967 warrants at $3.55 to a $1.97 conversion price for the duration of the life of the warrants. The modification was made in accordance with anti-dilution price-protection provisions in the warrant. At March 31, 2015 the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At March 31, 2015, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At March 31, 2015, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a 10-year term expiring December 30, 2023. At March 31, 2015, the cost and fair value of the promissory note was $750,000 and the warrant was $0.

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (post split). The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At March 31, 2015, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $2,002,554, respectively. Our director Mr. Larson is currently the Chief Financial Officer, director and 5% shareholder of Mix 1 Life, Inc. Mr. Larson was appointed Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1 Life.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. A second capital call of $350,000 was funded on May 9, 2014 and the final capital call was funded on October 21, 2014 in the amount of $300,000. At March 31, 2015, the cost and fair value of the interests was $1,000,000.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (fka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. At March 31, 2015, the cost and fair value of the preferred stock was $500,000 and the cost and fair value of the warrant was $0.

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16. A second capital call of $125,000 was funded on August 26, 2014, a third capital call of $200,000 was funded on October 21, 2014 and the fourth and final capital call of $125,000 was funded on December 26, 2014. At March 31, 2015, the cost and fair value of the interests was $500,000 and $444,208, respectively.

On December 31, 2014, we entered into a Promissory Note Agreement for $500,000 with The Igloo, LLC and in connection therewith funded a $500,000 promissory note. At March 31, 2015, the cost and fair value of the note was $500,000.

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33. In conjunction with the financing, we received a warrant to purchase 1,515,152 common shares with a conversion price of $0.38. The warrant has a cashless conversion provision and expires February 17, 2020. At March 31, 2015, the cost and fair value of the note was $1,000,000. The cost and value of the warrant is $0.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1. The note is due on March 13, 2016. Our director Christopher Larson is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1. At March 31, 2015, the cost and fair value of the note was $250,000.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of March 31, 2015, approximately 86% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8—SUBSEQUENT EVENTS

On April 27, 2015, Insite Software Solutions, Inc. redeemed the outstanding balance of the promissory note, $750,000, owned by the Company. In addition, accrued interest in the amount of $5,825.34 was also received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2015 related to our year ended December 31, 2014.

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

The foregoing list is not exhaustive. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 31, 2015 (related to our year ended December 31, 2014) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in the forward-looking statements pertaining to our company, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

Highlights for the Three Months Ended March 31, 2015

Investment Transactions

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

Material Changes in Assets and Liabilities

Our prepaid expenses as of March 31, 2015 were $25,414 compared to $49,623 for the year ended December 31, 2014. The decrease relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our accounts payable as of March 31, 2015 were $26,442 compared to $36,098 for the year ended December 31, 2014. The decrease relates to a reduction in accounting and other professional fees.

Our interest and dividends receivable at March 31, 2015 were $100,547 compared to $59,794 for the year ended December 31, 2014. The increase relates to our investments in Insite Software Solutions, Inc, DBR Phase III US Investors, LLC, The Igloo LLC, Mix 1 Life Inc., and Creative Realities Inc.

On August 7, 2014 we elected to exercise, on a cashless basis, our warrants of Mix 1 Life, Inc. into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At March 31, 2015, the cost and fair value of the warrant and common stock was $0 and $2,002,554, respectively.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Expenses

Item	For the Three-Month Period Ended March 31, 2015	% of 2015 Net Income	For the Three-Month Period Ended March 31, 2014	% of 2014 Net Loss
Investment Income	$163,844	271,715%	41,764	(38.1)%

Operating Expenses:
Professional fees	51,397	(85,235)%	37,177	33.9%
Payroll expense	41,474	(68,779)%	41,446	37.9%
Registration statement expense	-	-%	-	-%
Occupancy expense	22,799	(37,809)%	17,406	15.9%
Insurance expense	24,564	(40,736)%	33,321	30.4%
Directors’ fees expense	15,000	(24,876)%	15,000	13.7%
Depreciation and amortization	3,212	(5,327)%	3,098	2.8%
Other general and administrative	4,795	(8,952)%	3,850	3.5%
Net Investment Gain (Loss)	$603	100.0%	(109,534)	100.0%

As the table above demonstrates, we incurred operating expenses of $163,241 and $151,298 for the three-month periods ended March 31, 2015 and 2014, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $51,397 for the three-month period ended March 31, 2015, compared to $37,177 for the three-month period ended March 31, 2014. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s filing requirements.

Payroll expense and executive management compensation. During the three-month period ended March 31, 2015, we incurred $41,474 in payroll expense for our executive management compared to $41,446 incurred during the three-month period ended March 31, 2014.

Insurance expense. During the three-month period ended March 31, 2015, we incurred $24,564 in insurance expense compared to $33,321 for the three-month period ended March 31, 2014. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month periods ended March 31, 2015 and 2014 were $15,000.

We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Our occupancy expenses for the three-month periods ended March 31, 2015 and 2014 were $22,799 and $17,406.

Net Investment Income (Loss)

Net investment income (loss) represents the difference between investment income and operating expenses. Our net investment income (loss) for the three-month period ended March 31, 2015 and 2014 was $603 and ($109,534), respectively. The increase was better results from investing activities and realization of profits on securities sold.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the three-month period ended March 31, 2015 was $146,853. A net realized gain of $164,728 was due to our sale of 27,667 shares of Mix 1 Life, Inc. common stock, and a $67,315 realized loss was due to our sale of 25,000 common shares of Bio Life Solutions, Inc.

The net increase in net assets from changes in unrealized appreciation was $5,723.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2015	2014
Cash flows used by :
Operating activities	$(1,322,674)	$(719,353)
Investing activities	-	(6,504)
Financing activities	-	-
Net decrease in cash	(1,322,674)	(725,857)
Cash, beginning of period	4,105,911	7,090,379
Cash, end of period	$2,783,237	$6,364,522

The cash used in operating activities for the three-month period March 31, 2015 was primarily from our investment transactions.

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

Capital Expenditures

We did not have and do not plan to have any material commitments for capital expenditures in 2014 or 2015. Given our business model and status as a BDC, we do not require material investments in capital resources.

Certain Potential Conflicts of Interest

Our Company maintains a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what applicable BDC regulations generally describe as “affiliate transaction.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management are also directly or indirectly invested. Our Board of Directors has recently adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Presently, each of Messrs. Geraci and Polinsky have direct and indirect interests in Southern Plains Resources, Inc. We invested in Southern Plains Resources in each of March and July 2013. In addition, our director Christopher Larson has a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of our investment. We invested in Mix 1 Life in February 2014 and we exercised, on a cashless basis, a warrant for the purchase of Mix 1 Life common stock in September 2014. Subsequent to our initial investment, Mr. Larson became a director of Mix 1 Life.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2015.

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

Dated: May 12, 2015

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: May 12, 2015

