Form 10-Q
period 2015-06-30
Mill City Ventures III, Ltd
filed 2015-08-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

As of June 30, 2015, there were 12,151,493 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mill City Ventures III, Ltd.

Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Investments, at fair value
Non-control / Non-affiliate investments (cost of $6,482,465 and $5,797,518, respectively)	$7,178,811	$7,171,509

Cash	3,708,311	4,105,911
Prepaid expenses	86,304	49,623
Receivable from sale of investments	-	82,103
Interest and dividends receivable	112,311	59,794
Leasehold improvements, net	27,828	31,882
Property and equipment, net	16,592	18,962
Total Assets	$11,130,157	$11,519,784

LIABILITIES

Current Liabilities
Accounts payable	$12,641	$36,098
Deferred interest income	20,645	-
Deferred rent	10,560	9,996
Total Current Liabilities	43,846	46,094

Total Liabilities	43,846	46,094

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,024,300)	(1,028,423)
Accumulated undistributed net realized gains on investment transactions	704,119	417,976
Net unrealized appreciation in value of investments	696,346	1,373,991
Total Shareholders’ Equity	11,086,311	11,473,690

Total Liabilities and Shareholders’ Equity	$11,130,157	$11,519,784

Net Asset Value Per Common Share	$0.91	$0.94

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Investment Income
Interest income	$117,796	59,036	$256,322	$88,502
Dividend income	29,285	25,979	54,603	38,277
Total Investment Income	147,081	85,015	310,925	126,779

Operating Expenses
Professional fees	36,071	35,205	87,468	72,382
Payroll expense	40,481	40,473	81,955	81,919
Insurance expense	21,610	24,795	46,174	58,116
Occupancy	22,819	20,795	45,618	38,201
Directors’ fees expense	15,000	15,000	30,000	30,000
Depreciation and amortization expense	3,212	3,136	6,424	6,234
Other general and administrative expenses	4,368	3,595	9,163	7,445
Total Operating Expenses	143,561	142,999	306,802	294,297
Net Investment Income (Loss)	3,520	(57,984)	4,123	(167,518)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	139,290	-	286,143	200,903
Net change in unrealized appreciation (depreciation) on investments	(683,368)	(162,588)	(677,645)	520,609
Net Realized and Unrealized Gain (Loss) on Investments	(544,078)	(162,588)	(391,502)	721,512

Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(540,558)	(220,572)	$(387,379)	$553,994

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.04)	(0.02)	$(0.03)	$0.05

Weighted-average number of common shares outstanding	12,151,493	12,169,422	12,151,493	12,169,422

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$(387,379)	$553,994

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	677,645	(520,609)
Net realized gain on investments	(286,143)	(200,903)
Payments for purchases of investments	(1,841,399)	(2,433,510)
Proceeds from sales of investments	1,442,595	622,894
Depreciation and amortization expense	6,424	6,234

Changes in operating assets and liabilities:
Prepaid expenses	(36,681)	(37,607)
Receivable from sale of investments	82,103	794
Interest and dividends receivable	(52,517)	(22,887)
Accounts payable	(23,457)	(10,748)
Deferred interest income	20,645	6,167
Accrued royalty	-	(619)
Deferred rent	564	1,123

Net cash used in operating activities	(397,600)	(2,035,407)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,179)
Purchases of leasehold improvements	-	(2,561)

Net cash used by investing activities	-	(5,740)

Net decrease in cash	(397,600)	(2,041,147)

Cash, beginning of the period	4,105,911	7,090,379
Cash, end of the period	$3,708,311	$5,049,232

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

(unaudited)

Six Months Ended June 30, 2015
Per Share Data
Net asset value at beginning of the period	$0.94
Net investment income	0.00
Net realized and unrealized losses	(0.03)

Net asset value at end of period	$0.91

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.59
Shares outstanding at end of period	12,151,493
Average weighted shares outstanding for period	12,151,493
Net assets at end of period	$11,086,311
Average net assets (1)	$11,525,839
Portfolio turnover rate (2)	12.52%
Ratio of operating expenses to average net assets (2)	(2.49)%
Ratio of net investment income to average net assets (2)	0.07%
Ratio of realized gains to average net assets (2)	5.07%

(1)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(2)	Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of June 30, 2015

(Unaudited)

Portfolio Company	Description of Securities	Cost	Fair Value
Creative Realities Inc.	12% Convertible Promissory Note (Mat. 8/18/16 ) †	$1,000,000	$1,000,000
	1,515,152 $0.38 Cashless Warrants (Exp. 2/18/20)*†	-	-
BioLife Solutions Inc.	$4.70 Cashless Warrants (Exp. 3/20/21)*	-	-
Combimatrix Corp.	$1.97 Cashless Warrants (Exp. 12/29/2018)*	-	-
	$3.12 Cashless Warrants (Exp. 12/19/2018)*	-	-
Mix 1 Life Inc.	12% Convertible Promissory Note (Mat. 2/6/16)	500,000	500,000
	12% Promissory Note (Mat. 3/13/16)†	250,000	250,000
	Common Stock*	-	1,460,523
Pacific Oil & Gas, LLC	12% Promissory Note (Mat. 12/31/15)†	25,000	25,000
Tzfat Spirits of Israel, LLC	Class A Membership Units*†	101,019	25,000
Insite Software Solutions, Inc.	$0.01 Warrants (Change Of Control) (Exp 12/30/23)*	-	-
MAX 4G Wireless, Inc.	Series B Convertible Preferred Stock*†	150,000	150,000
Calamos Convertible and High Income Fund	Closed End Fund	128,357	132,900
Powershares KBW High Dividend Yield Financial	ETF	253,510	241,500
Solar Senior Capital, Ltd.	Common Stock	91,983	95,361
DBR Phase III US Investors, LLC	Membership Units†	1,000,000	1,000,000
The Igloo, LLC	20% Senior Secured Note (Mat. 12/31/16)†	500,000	500,000
Discovery Communications Inc.	Common Stock Series A	149,609	166,300
Dala Petroleum Inc.	Series A 6% Convertible Preferred Stock	500,000	500,000
	714,286 $1.35 Cashless Warrants (Exp. 6/3/17 )*	-	-
Northern Capital Partners I, LP	Membership Units*†	500,000	444,208
Southern Plains Resources, Inc.	Common Stock*	730,000	150,000
Hi-Crush Partners, LP	Limited Partnership Units	183,660	153,450
AT&T Inc.	Common Stock	175,260	177,600
Century Link Inc.	Common Stock	157,360	146,900
Communications Sales & Leasing Inc.	Common Stock	65,620	49,440
Windstream Holdings, Inc.	Common Stock	21,087	10,629
	Total Investments	$6,482,465	$7,178,811

† Restricted security

* Indicates securities are not income producing

Mill City Ventures III, Ltd.

Portfolio Investments by Industry

As of June 30, 2015

(Unaudited)

Security Name	Industry	Date of Initial Investment	Investment	Quantity or Face Value	Cost	Fair Value	% of Net Assets

Creative Realities, Inc.	Advertising	2/19/2015	Promissory Note	1,000,000	$1,000,000	$1,000,000
Creative Realities, Inc.	Advertising	2/19/2015	Warrants	1,515,152	—	—
					1,000,000	1,000,000	9.02%

Bio Life Solutions, Inc.	Bio-technology	3/21/2014	Warrants	100,000	—	—
Combimatrix Corporation	Bio-technology	5/6/2013	Warrants	413,934	—	—
					-	-	0.00%

Mix 1 Life, Inc.	Consumer	2/6/2014	Promissory Note	500,000	500,000	500,000
Mix 1 Life, Inc.	Consumer	3/9/2015	Promissory Note	250,000	250,000	250,000
Mix 1 Life, Inc.	Consumer	8/7/2014	Common Stock	292,690	—	1,460,523
Tzfat Spirits of Israel, LLC	Consumer	10/14/2013	Membership Units	55,000	101,019	25,000
					851,019	2,235,523	20.17%
Communication Sales & Leasing, Inc.	Financial	4/24/2015	Common Stock	2,000	65,620	49,440	0.45%

Insite Software Solutions, Inc.	Information Technology	12/30/2013	Warrants	108,960	—	—
MAX 4G	Information Technology	6/14/2013	Preferred Stock	300,000	150,000	150,000
					150,000	150,000	1.35%

Calamos Convertible & High Income Fund	Investment Fund	11/5/2013	Common Stock	10,000	128,357	132,900
Powershares High Dividend Yield	Investment Fund	5/12/2014	Common Stock	10,000	253,510	241,500
Solar Senior Capital Ltd	Investment Fund	1/16/2015	Common Stock	6,047	91,983	95,361
					473,850	469,761	4.24%

DBR Phase III US Investors, LLC	Leisure & Hospitality	2/7/2014	LP Units	1,000,000	1,000,000	1,000,000
The Igloo LLC	Leisure & Hospitality	12/31/2014	Promissory Note	500,000	500,000	500,000
					1,500,000	1,500,000	13.53%

Discovery Communications Inc.	Media	1/23/2015	Common Stock	5,000	149,609	166,300	1.50%

Dala Petroleum, Inc.	Oil & Gas	6/3/2014	Preferred Stock	500	500,000	500,000
Dala Petroleum, Inc.	Oil & Gas	6/3/2014	Warrants	714,286	—	—
HI Crush Partners	Oil & Gas	2/24/2015	Common Stock	5,000	183,660	153,450
Northern Capital, LP	Oil & Gas	6/16/2014	Membership Units	500,000	500,000	444,208
Pacific Oil & Gas, LLC	Oil & Gas	5/29/2015	Promissory Note	25,000	25,000	25,000
Southern Plains Resources, Inc.	Oil & Gas	3/13/2013	Common Stock	600,000	730,000	150,000
					1,913,660	1,438,958	11.48%

AT&T	Telecommunications	10/25/2013	Common Stock	5,000	175,260	177,600
CenturyLink, Inc.	Telecommunications	10/28/2013	Common Stock	5,000	157,360	146,900
Windstream Holdings Inc.	Telecommunications	11/6/2013	Common Stock	1,666	21,087	10,629
					353,707	335,129	3.03%

Total Investments					$6,482,465	$7,178,811	64.77%

Mill City Ventures III, Ltd.

Notes to Financial Statements

June 30, 2015

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

Interim Financial Information

The balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Our portfolio investments at June 30, 2015 and December 31, 2014 were $7,178,811 and $7,171,509, respectively.

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

NOTE 2—NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	For the Three Months Ended
	June 30,
	2015	2014
Numerator: Net Decrease in Net Asset Value Resulting from Operations	$(540,558)	$(220,572)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,169,422
Basic and diluted net loss per common share	$(0.04)	$(0.02)

	For the Six Months Ended
	June 30,
	2015	2014
Numerator: Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(387,379)	$553,994
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,169,422
Basic and diluted net gain (loss) per common share	$(0.03)	$0.05

At June 30, 2015 and 2014, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The Company has an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and six -month periods ended June 30, 2015 was $22,819 and $45,618.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2015	22,125
2016	46,179
2017	50,311
2018	46,988
TOTAL	$165,603

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On August 29, 2014 we purchased and retired 2,973 shares of common stock at a per-share price of $0.83.

On September 3, 2014, we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

On December 19, 2014, we purchased and retired 10,446 shares of common stock at a per-share price of $0.84.

At June 30, 2015, a total of 12,151,493 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value within respective industries.

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$177,600	$-	$-	$177,600
Calamos Convertible & High Income Fund	132,900	-	-	132,900
CenturyLink, Inc.	146,900	-	-	146,900
Communication Sales & Leasing,Inc.	49,440	-	-	49,440
Discovery Communications Corp.	166,300	-	-	166,300
Hi Crush Partners, LP	153,450	-	-	153,450
Windstream Holdings, Inc.	10,629	-	-	10,629
Solar Senior Capital Ltd	95,361	-	-	95,361
Powershares High Yield Dividend Fund	241,500	-	-	241,500
Pacific Oil & Gas, Inc.	-	-	25,000	25,000
Southern Plains Resources, Inc.	-	-	150,000	150,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	25,000	25,000
DBR Phase III US Investors, LLC	-	-	1,000,000	1,000,000
Mix 1 Life, Inc. Convertible Note	-	-	500,000	500,000
Mix 1 Life, Inc. Promissory Note	-	-	250,000	250,000
Mix 1 Life, Inc. Common Stock	1,460,523	-	-	1,460,523
Dala Petroleum Inc.	-	-	500,000	500,000
The Igloo, LLC	-	-	500,000	500,000
Creative Realities, Inc.	-	-	1,000,000	1,000,000
Northern Capital Partners I, LP	-	-	444,208	444,208

Total	$2,634,603	$-	$4,544,208	$7,178,811

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(205,792)
Net realized and unrealized loss	(205,792)
Purchases of portfolio investments	1,275,000
Sales of portfolio investments	(750,000)
Fair value, June 30, 2015	$4,544,208

Net unrealized losses included in the net increase in net assets resulting from operations relating to assets held at June 30, 2015	$(205,792)

Portfolio Investments

At June 30, 2015, we held investments in 13 eligible portfolio investments, which had an amortized cost of $5,256,019 and a fair value of $6,004,731. At December 31, 2014, we held investments in 11 eligible portfolio investments, which had an amortized cost of $4,946,019 and a fair value of $6,265,399.

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

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains Resources, Inc. through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at June 30, 2015 was $730,000 and the fair value was $150,000.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and 81,967 warrants with an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase 250,000 shares of common stock at $3.12. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix modified the conversion price of the 81,967 warrants at $3.77 and the 81,967 warrants at $3.55 to a $1.97 conversion price for the duration of the life of the warrants. The modification was made in accordance with anti-dilution price-protection provisions in the warrant. At June 30, 2015 the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At June 30, 2015, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC, to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At June 30, 2015, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at one cent ($0.01) per share. The warrant has a 10-year term expiring December 30, 2023. On April 27, 2015 $750,000 plus $5,825.34 in accrued interest was received in full on redemption of the promissory note. At June 30, 2015, the cost and fair value of the warrant was $0.

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (post split). The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At June 30, 2015, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $1,460,523, respectively. Our director Mr. Larson is currently the Chief Financial Officer, director and 5% shareholder of Mix 1 Life, Inc. Mr. Larson was appointed Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1 Life.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. A second capital call of $350,000 was funded on May 9, 2014 and the final capital call was funded on October 21, 2014 in the amount of $300,000. At June 30, 2015, the cost and fair value of the interests was $1,000,000.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (fka Westcott Products Corporation) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. On May 25, 2015, we entered into an agreement to defer the receipt of the quarerly dividend distribution on the preferred shares until October 1, 2015. The deferred dividend of $7,500 for the quarter ended June 30, 2015 is included in Interest and Dividends Receivable on the Balance Sheet. At June 30, 2015, the cost and fair value of the preferred stock was $500,000 and the cost and fair value of the warrant was $0.

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16. A second capital call of $125,000 was funded on August 26, 2014, a third capital call of $200,000 was funded on October 21, 2014 and the fourth and final capital call of $125,000 was funded on December 26, 2014. At June 30, 2015, the cost and fair value of the interests was $500,000 and $444,208, respectively.

On December 31, 2014, we entered into a Promissory Note Agreement for $500,000 with The Igloo, LLC and in connection therewith funded a $500,000 promissory note. At June 30, 2015, the cost and fair value of the note was $500,000.

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33. In conjunction with the financing, we received a warrant to purchase 1,515,152 common shares with a conversion price of $0.38. The warrant has a cashless conversion provision and expires February 17, 2020. At June 30, 2015, the cost and fair value of the note was $1,000,000. The cost and value of the warrant is $0.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1. The note is due on March 13, 2016. Our director Christopher Larson is also a director and the Chief Financial Officer of Mix 1 as well as a 5% shareholder in Mix 1. At June 30, 2015, the cost and fair value of the note was $250,000.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015. At June 30, 2015, the cost and fair value of the note was $25,000.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of June 30, 2015, approximately 84% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

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

Highlights for the Six Months Ended June 30, 2015

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

On April 27, 2015 we received $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note purchased from Insite Software Solutions, Inc.

On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares of Dala Petroleum Corporation until October 1, 2015. The deferred dividend of $7,500 for the quarter ended June 30, 2015 is included in Interest and Dividends Receivable on the Balance Sheet.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015.

Material Changes in Assets and Liabilities

Our prepaid expenses as of June 30, 2015 were $86,304 compared to $49,623 for the year ended December 31, 2014. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our receivable from sale of investments as of June 30, 2015 were $0 compared to $82,103 for the year ended December 31, 2014. The decrease relates to the executions of trades as of December 31, 2014 which settled in January, 2015. We had no trades executed which had not yet settled as of June 30, 2015.

Our accounts payable as of June 30, 2015 were $12,641 compared to $36,098 for the year ended December 31, 2014. The decrease relates to a reduction in accounting and other professional fees.

Our interest and dividends receivable at June 30, 2015 were $112,311 compared to $59,794 for the year ended December 31, 2014. The increase relates to our investments in DBR Phase III US Investors, LLC, The Igloo LLC, Mix 1 Life Inc., Dala Petroleum and Creative Realities Inc.

Our deferred interest income at June 30, 2015 was $20,645 compared to $0 at December 31, 2014. This relates to the interest received in advance on the Mix 1 Life, Inc. $250,000 promissory note entered into on March 13, 2015. The advanced interest is being amortized over the period of the note until maturity on March 16, 2016.

On August 7, 2014 we elected to exercise, on a cashless basis, our warrants of Mix 1 Life, Inc. into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At June 30, 2015, the cost and fair value of the warrant and common stock was $0 and $1,460,523, respectively.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Operating Expenses

Item	For the Six-Month Period Ended June 30, 2015	For the Six-Month Period Ended June 30, 2014
Investment Income	$310,925	126,779

Operating Expenses:
Professional fees	87,468	72,382
Payroll expense	81,955	81,919
Occupancy expense	45,618	38,201
Insurance expense	46,174	58,116
Directors’ fees expense	30,000	30,000
Depreciation and amortization	6,424	6,234
Other general and administrative	9,163	7,445
Net Investment Income (Loss)	$4,123	(167,518)

As the table above demonstrates, we incurred operating expenses of $306,802 and $294,297 for the six-month periods ended June 30, 2015 and 2014, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $87,468 for the six-month period ended June 30, 2015, compared to $72,382 for the six-month period ended June 30, 2014. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s filing requirements.

Payroll expense and executive management compensation. During the six-month period ended June 30, 2015, we incurred $81,955 in payroll expense for our executive management compared to $81,919 incurred during the three-month period ended June 30, 2014.

Insurance expense. During the six-month period ended June 30, 2015, we incurred $46,174 in insurance expense compared to $58,116 for the six-month period ended June 30, 2014. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the six-month periods ended June 30, 2015 and 2014 were $30,000.

We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Our occupancy expenses for the six-month periods ended June 30, 2015 and 2014 were $45,618 and $38,201.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Operating Expenses

Item	For the Three-Month Period Ended June 30, 2015	For the Three-Month Period Ended June 30, 2014
Investment Income	$147,081	85,015

Operating Expenses:
Professional fees	36,071	35,205
Payroll expense	40,481	40,473
Occupancy expense	22,819	20,795
Insurance expense	21,610	24,795
Directors’ fees expense	15,000	15,000
Depreciation and amortization	3,212	3,136
Other general and administrative	4,368	3,595
Net Investment Income (Loss)	$3,520	(57,984)

As the table above demonstrates, we incurred operating expenses of $143,561 and $142,999 for the three-month periods ended June 30, 2015 and 2014, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $36,071 for the three-month period ended June 30, 2015, compared to $35,205 for the three-month period ended June 30, 2014. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s filing requirements.

Payroll expense and executive management compensation. During the three-month period ended June 30, 2015, we incurred $40,481 in payroll expense for our executive management compared to $40,473 incurred during the three-month period ended June 30, 2014.

Insurance expense. During the three-month period ended June 30, 2015, we incurred $21,610 in insurance expense compared to $24,795 for the three-month period ended June 30, 2014. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month periods ended June 30, 2015 and 2014 were $15,000. We appointed independent members (qualifying as non-interested persons under the 1940 Act) to our Board of Directors and began compensating our directors as part of our transition to a BDC.

Occupancy expense. Our occupancy expenses for the three-month periods ended June 30, 2015 and 2014 were $22,819 and $20,795.

Net Investment Income (Loss)

Net investment income (loss) represents the difference between investment income and operating expenses. Our net investment income (loss) for the six-month period ended June 30, 2015 and 2014 was $4,123 and ($167,518) respectively. The increase is primarily due to better results from investing activities resulting in interest and dividend income.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the six-month period ended June 30, 2015 was $286,143. A net realized gain of $352,011 was due to our sale of 59,540 shares of Mix 1 Life, Inc. common stock, and a $115,308 realized loss was due to our sale of 50,000 common shares of Bio Life Solutions, Inc.

The net decrease in net assets from changes in unrealized appreciation or depreciation was ($677,645), primarily caused by the realizing of gains on the sale of our Mix 1 Life, Inc. common stock position.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2015	2014
Cash flows used by :
Operating activities	$(397,600)	$(2,035,407)
Investing activities	-	(5,740)
Financing activities	-	-
Net decrease in cash	(397,600)	(2,041,147)
Cash, beginning of period	4,105,911	7,090,379
Cash, end of period	$3,708,311	$5,049,232

The cash used in operating activities for the six-month period June 30, 2015 was primarily from our investment transactions.

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

On April 27, 2015 we received $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note purchased from Insite Software Solutions, Inc.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015.

We presently expect that we will be able to invest substantially all of our available cash in portfolio investment at or prior to the end of this year.

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

Further information on our critical accounting policies and use of estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2015.

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

Dated: August 14, 2015

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 14, 2015