Form 10-Q
period 2015-09-30
Mill City Ventures III, Ltd
filed 2015-11-06
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 OR

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

As of September 30, 2015, there were 12,151,493 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mill City Ventures III, Ltd.

Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Investments, at fair value
Non-control / Non-affiliate investments (cost of $7,762,465 and $5,797,518, respectively)	$5,854,004	$7,171,509

Cash	2,444,226	4,105,911
Prepaid expenses	58,588	49,623
Receivable from sale of investments	-	82,103
Interest and dividends receivable	107,552	59,794
Leasehold improvements, net	25,800	31,882
Property and equipment, net	15,407	18,962
Total Assets	$8,505,577	$11,519,784

LIABILITIES

Current Liabilities
Accounts payable	$30,881	$36,098
Deferred interest income	13,145	-
Deferred rent	10,882	9,996
Total Current Liabilities	54,908	46,094

Total Liabilities	54,908	46,094

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,075,916)	(1,028,423)
Accumulated undistributed net realized gains on investment transactions	724,900	417,976
Net unrealized appreciation (depreciation) in value of investments	(1,908,461)	1,373,991
Total Shareholders’ Equity	8,450,669	11,473,690

Total Liabilities and Shareholders’ Equity	$8,505,577	$11,519,784

Net Asset Value Per Common Share	$0.69	$0.94

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Investment Income
Interest income	$108,679	59,882	$365,001	$148,384
Dividend income	10,673	32,483	65,276	70,760
Total Investment Income	119,352	92,365	430,277	219,144

Operating Expenses
Professional fees	61,245	29,986	148,713	102,368
Payroll expense	40,422	40,473	122,377	122,392
Insurance expense	21,682	24,830	67,856	82,946
Occupancy	22,798	21,521	68,416	59,722
Directors’ fees expense	15,000	15,000	45,000	45,000
Depreciation and amortization expense	3,213	3,212	9,637	9,446
Other general and administrative expenses	6,608	4,403	15,771	11,848
Total Operating Expenses	170,968	139,425	477,770	433,722
Net Investment Income (Loss)	(51,616)	(47,060)	(47,493)	(214,578)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	20,781	91,537	306,924	292,440
Net change in unrealized appreciation (depreciation) on investments	(2,604,807)	1,482,535	(3,282,452)	2,003,144
Net Realized and Unrealized Gain (Loss) on Investments	(2,584,026)	1,574,072	(2,975,528)	2,295,584
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(2,635,642)	1,527,012	$(3,023,021)	$2,081,006

Net Increase (Decrease) in Net Assets Resulting from Operations per share:

Basic and diluted	$(0.22)	0.13	$(0.25)	$0.17

Weighted-average number of common shares outstanding	12,151,493	12,167,064	12,151,493	12,168,627

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$(3,023,021)	$2,081,006

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	3,282,452	(2,003,144)
Net realized gain on investments	(306,924)	(292,440)
Payments for purchases of investments	(3,121,399)	(2,558,510)
Proceeds from sales of investments	1,463,376	1,067,859
Depreciation and amortization expense	9,637	9,446

Changes in operating assets and liabilities:
Prepaid expenses	(8,965)	(13,000)
Receivable from sale of investments	82,103	(32,673)
Interest and dividends receivable	(47,758)	(41,627)
Accounts payable	(5,217)	(3,376)
Deferred interest income	13,145	-
Accrued royalty	-	(619)
Deferred rent	886	1,685

Net cash used in operating activities	(1,661,685)	(1,785,393)
Cash flows from investing activities:

Purchases of property and equipment	-	(4,101)
Purchases of leasehold improvements	-	(2,561)

Net cash used by investing activities	-	(6,662)

Cash flows from financing activities:
Purchase of retired shares of common stock	-	(6,084)

Net cash provided by financing activities	-	(6,084)

Net decrease in cash	(1,661,685)	(1,798,139)

Cash, beginning of the period	4,105,911	7,090,379
Cash, end of the period	$2,444,226	$5,292,240

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

(unaudited)

Nine Months Ended
September 30,
2015
Per Share Data
Net asset value at beginning of the period	$0.94
Net investment income	0.00
Net realized and unrealized losses	(0.25)

Net asset value at end of period	$0.69

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.48
Shares outstanding at end of period	12,151,493
Average weighted shares outstanding for period	12,151,493
Net assets at end of period	$8,450,669
Average net assets (1)	$11,131,655
Portfolio turnover rate (2)	13.15%
Ratio of operating expenses to average net assets (2)	(5.16)%
Ratio of net investment income to average net assets (2)	(0.57)%
Ratio of realized gains to average net assets (2)	3.70%

(1)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(2)	Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Schedule of Investments

As of September 30, 2015

(Unaudited)

Portfolio Company	Description of Securities	Cost	Fair Value
Creative Realities Inc.	12% Convertible Promissory Note (Mat. 8/18/16 ) †	$1,000,000	$1,000,000
	1,515,152 $0.38 Cashless Warrants (Exp. 2/18/20)*†	-	-
BioLife Solutions Inc.	$4.70 Cashless Warrants (Exp. 3/20/21)*	-	-
Combimatrix Corp.	$1.97 Cashless Warrants (Exp. 12/29/2018)*	-	-
	$3.12 Cashless Warrants (Exp. 12/19/2018)*	-	-
Bite Squad, LLC	Series B Convertible Preferred Stock*†	780,000	780,000
Mix 1 Life Inc.	12% Convertible Promissory Note (Mat. 2/6/16)	500,000	500,000
	12% Promissory Note (Mat. 3/13/16)†	250,000	250,000
	Common Stock*	-	288,478
Pacific Oil & Gas, LLC	12% Promissory Note (Mat. 12/31/15)†	25,000	-
Tzfat Spirits of Israel, LLC	Class A Membership Units*†	101,019	25,000
Bravo Financial, LLC	12% Promissory Note (Mat. 12/31/15)†	500,000	500,000
Insite Software Solutions, Inc.	$0.01 Warrants (Change Of Control) (Exp 12/30/23)*	-	-
MAX 4G Wireless, Inc.	Series B Convertible Preferred Stock*†	150,000	150,000
Calamos Convertible and High Income Fund	Closed End Fund	128,357	108,700
Powershares KBW High Dividend
Yield Financial	ETF	253,510	219,500
Solar Senior Capital, Ltd.	Common Stock	91,983	85,989
DBR Phase III US Investors, LLC	Membership Units†	1,000,000	1,000,000
The Igloo, LLC	20% Senior Secured Note (Mat. 12/31/16)†	500,000	-
Discovery Communications Inc.	Common Stock Series A	149,609	130,150
Dala Petroleum Inc.	Series A 6% Convertible Preferred Stock	500,000	-
	714,286 $1.35 Cashless Warrants (Exp. 6/3/17 )*	-	-
Northern Capital Partners I, LP	Membership Units*†	500,000	444,208
Southern Plains Resources, Inc.	Common Stock*†	730,000	-
Hi-Crush Partners, LP	Limited Partnership Units	183,660	37,450
AT&T Inc.	Common Stock	175,260	162,900
Century Link Inc.	Common Stock	157,360	125,600
Communications Sales & Leasing Inc.	Common Stock	65,620	35,800
Windstream Holdings, Inc.	Common Stock	21,087	10,229
	Total Investments	$7,762,465	$5,854,004

† Restricted security

* Indicates securities are not income producing

Mill City Ventures III, Ltd.

Portfolio Investments by Industry

As of September 30, 2015

(Unaudited)

		Date of		Quantity			% of
		Initial		or Face			Net
Security Name	Industry	Investment	Investment	Value	Cost	Fair Value	Assets

Creative Realities, Inc.	Advertising	2/19/2015	Promissory Note	1,000,000	$1,000,000	$1,000,000
Creative Realities, Inc.	Advertising	2/19/2015	Warrants	1,515,152	—	—
					1,000,000	1,000,000	11.83%

Bio Life Solutions, Inc.	Bio-technology	3/21/2014	Warrants	100,000	—	—
Combimatrix Corporation	Bio-technology	5/6/2013	Warrants	413,934	—	—
					—	—	0.00%

Bite Squad, LLC	Consumer	9/21/2015	Preferred Stock	60,000	780,000	780,000
Mix 1 Life, Inc.	Consumer	2/6/2014	Promissory Note	500,000	500,000	500,000

Mix 1 Life, Inc.	Consumer	3/9/2015	Promissory Note	250,000	250,000	250,000
Mix 1 Life, Inc.	Consumer	8/7/2014	Common Stock	292,690	—	288,478
Tzfat Spirits of Israel, LLC	Consumer	10/14/2013	Membership Units	55,000	101,019	25,000
					1,631,019	1,843,478	21.82%

Bravo Financial, LLC	Financial	9/1/2015	Promissory Note	500,000	500,000	500,000
Communication Sales & Leasing, Inc.	Financial	4/24/2015	Common Stock	2,000	65,620	35,800
					565,620	535,800	6.34%

Insite Software Solutions, Inc.	Information Technology	12/30/2013	Warrants	108,960	—	—
MAX 4G	Information Technology	6/14/2013	Preferred Stock	300,000	150,000	150,000
					150,000	150,000	1.78%

Calamos Convertible & High Income Fund	Investment Fund	11/5/2013	Common Stock	10,000	128,357	108,700
Powershares High Dividend Yield	Investment Fund	5/12/2014	Common Stock	10,000	253,510	219,500
Solar Senior Capital Ltd	Investment Fund	1/16/2015	Common Stock	6,047	91,983	85,989
					473,850	414,189	4.91%

DBR Phase III US Investors, LLC	Leisure & Hospitality	2/7/2014	LP Units	1,000,000	1,000,000	1,000,000
The Igloo LLC	Leisure & Hospitality	12/31/2014	Promissory Note	500,000	500,000	—
					1,500,000	1,000,000	11.83%

Discovery Communications Inc.	Media	1/23/2015	Common Stock	5,000	149,609	130,150	1.54%

Dala Petroleum, Inc.	Oil & Gas	6/3/2014	Preferred Stock	500	500,000	—
Dala Petroleum, Inc.	Oil & Gas	6/3/2014	Warrants	714,286	—	—
HI Crush Partners	Oil & Gas	2/24/2015	Common Stock	5,000	183,660	37,450
Northern Capital, LP	Oil & Gas	6/16/2014	Membership Units	500,000	500,000	444,208
Pacific Oil & Gas, LLC	Oil & Gas	5/29/2015	Promissory Note	25,000	25,000	—
Southern Plains Resources, Inc.	Oil & Gas	3/13/2013	Common Stock	600,000	730,000	—
					1,938,660	481,658	5.70%

AT&T	Telecommunications	10/25/2013	Common Stock	5,000	175,260	162,900
CenturyLink, Inc.	Telecommunications	10/28/2013	Common Stock	5,000	157,360	125,600
Windstream Holdings Inc.	Telecommunications	11/6/2013	Common Stock	1,666	21,087	10,229
					353,707	298,729	3.54%

Total Investments					$7,762,465	$5,854,004	69.29%

Mill City Ventures III, Ltd.

Notes to Financial Statements

September 30, 2015

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Mill City Ventures III, Ltd. is an investment company that was incorporated in the State of Minnesota on January 10, 2006 under the name WPP Acquisition, Inc. The Company’s name was subsequently changed to Poker Magic, Inc. Our business from January 10, 2006 (inception) through December 12, 2012 consisted primarily of marketing and licensing a new form of poker-based table game to casinos and on-line gaming facilities in the United States. Throughout these notes, we collectively refer to Mill City Ventures III, Ltd. as “we,” the “Company,” and “us.”

On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC that we intended to convert the Company to an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed a Form N-54A, notifying the SEC of our election to become a business development company (“BDC”). Subsequently, on May 13, 2013, we filed a Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the 1940 Act declaring that the Company has ceased to be an investment company. We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. The Company’s objective is to obtain returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

On January 17, 2013, the Company amended and restated our Articles of Incorporation. The amendment and restatement included a change in our name from "Poker Magic, Inc." to "Mill City Ventures III, Ltd."

On February 7, 2013, the Company filed a Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act notifying the SEC that we are closed-end company that will be operated for the purpose of making investments primarily in securities described in section 55(a)(1) through (3) of the 1940 Act and will make available significant managerial assistance with respect to issuers of such securities to the extent required by the 1940 Act.

Interim Financial Information

The balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Our portfolio investments at September 30, 2015 and December 31, 2014 were $5,854,004 and $7,171,509, respectively.

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

NOTE 2—NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	For the Three Months Ended September 30,
	2015	2014
Numerator: Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(2,635,642)	$1,527,012
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,167,064
Basic and diluted net loss per common share	$(0.22)	$0.13

	For the Nine Months Ended September 30,
	2015	2014
Numerator: Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(3,023,021)	$2,081,006
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,168,627
Basic and diluted net gain (loss) per common share	$(0.25)	$0.17

At September 30, 2015 and December 31, 2014, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

The Company has an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and nine - month periods ended September 30, 2015 was $22,798 and $68,416.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2015	11,102
2016	46,179
2017	50,311
2018	46,988
TOTAL	$154,580

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On August 29, 2014, we purchased and retired 2,973 shares of common stock at a per-share price of $0.83.

On September 3, 2014, we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

On December 19, 2014, we purchased and retired 10,446 shares of common stock at a per-share price of $0.84.

At September 30, 2015, a total of 12,151,493 shares of common stock were issued and outstanding.

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

The table below presents the balances of assets measured at fair value within respective industries.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$162,900	$-	$-	$162,900
Calamos Convertible & High Income Fund	108,700	-	-	108,700
CenturyLink, Inc.	125,600	-	-	125,600
Communication Sales & Leasing,Inc.	35,800	-	-	35,800
Discovery Communications Corp.	130,150	-	-	130,150
Hi Crush Partners, LP	37,450	-	-	37,450
Windstream Holdings, Inc.	10,229	-	-	10,229
Solar Senior Capital Ltd	85,989	-	-	85,989
Powershares High Yield Dividend Fund	219,500	-	-	219,500
Bite Squad, LLC	-	-	780,000	780,000
Bravo Financial, LLC	-		500,000	500,000
Pacific Oil & Gas, Inc.	-	-	-	-
Southern Plains Resources, Inc.	-	-	-	-
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	25,000	25,000
DBR Phase III US Investors, LLC	-	-	1,000,000	1,000,000
Mix 1 Life, Inc. Convertible Note	-	-	500,000	500,000
Mix 1 Life, Inc. Promissory Note	-	-	250,000	250,000
Mix 1 Life, Inc. Common Stock	288,478	-	-	288,478
Dala Petroleum Inc.	-	-	-	-
The Igloo, LLC	-	-	-	-
Creative Realities, Inc.	-	-	1,000,000	1,000,000
Northern Capital Partners I, LP	-	-	444,208	444,208

Total	$1,204,796	$-	$4,649,208	$5,854,004

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(1,380,792)
Net realized and unrealized loss	(1,380,792)
Purchases of portfolio investments	2,555,000
Sales of portfolio investments	(750,000)
Fair value, September 30, 2015	$4,649,208

Net unrealized losses included in the net increase in net assets resulting from operations relating to assets held at September 30, 2015	$(1,380,792)

Portfolio Investments

At September 30, 2015, we held investments in 15 eligible portfolio investments, which had an amortized cost of $6,536,019 and a fair value of $4,937,686. At December 31, 2014, we held investments in 11 eligible portfolio investments, which had an amortized cost of $4,946,019 and a fair value of $6,265,399.

On March 1, 2013, we entered into a subscription agreement with Great Plains Sand, LLC through a private placement of common stock for the purchase of 1 Class A Membership Unit for $105,000. On May 24, 2013, Great Plains Sand, LLC sold its company to Fairmount Minerals, Ltd. for a sale price of $65 million subject to certain adjustments for the final working capital settlement and the retention of a limited amount of the sale consideration to pay certain post-closing expenses. After expenses, we received approximately $182,176 in cash with the potential of an additional $18,750 in escrow to be paid within 60 days of closing and a potential earnout of $18,750 to be paid within one year of closing. On February 25, 2014, $7,500 was received in satisfaction of post-closing payment rights under the acquisition agreement. On August 7, 2014, an additional $28,000 was received and on December 31, 2014, $258 was received in final satisfaction of post-closing payment rights under the acquisition agreement.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. (“Southern Plains”) common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at September 30, 2015 was $730,000 and the fair value was $0.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase up to 250,000 shares of common stock at an exercise price of $3.12 per share. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix modified the conversion price of the 81,967 warrants at $3.77 per share and the 81,967 warrants at $3.55 to a $1.97 per share conversion price for the duration of the life of the warrants. The modification was made in accordance with anti-dilution price-protection provisions in the warrant. At September 30, 2015 the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. (“MAX4G”) to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At September 30, 2015, the cost and fair value of the MAX4G investment was $150,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC (“Tzfat”), to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At September 30, 2015, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. (“Insite Software”) and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at $0.01 per share. The warrant has a 10-year term expiring December 30, 2023. On April 27, 2015, we received the principal amount of $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note. At September 30, 2015, the cost and fair value of the warrant was $0.

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. (“Mix 1 Life”) and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (post split). The warrant had a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At September 30, 2015, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $288,478, respectively. Our director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 Life as well as a 5% shareholder in Mix 1 Life. Mr. Larson was appointed the Chief Financial Officer and a director of Mix 1 Life on June 24, 2014, after our initial investment in Mix 1 Life.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. We funded a second capital call of $350,000 on May 9, 2014 and a final capital call on October 21, 2014 in the amount of $300,000. At September 30, 2015, the cost and fair value of the interests was $1,000,000.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (fka Westcott Products Corporation) (“Dala Petroleum”) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at an exercise price of $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares until October 1, 2015. The company did not make the prescribed payment and has subsequently notified us of its inability to make the payment. The deferred dividend of $7,500 for each of the quarters ended June 30 and September 30, 2015 was deemed uncollectible and removed from Dividend Income on the Statement of Operations as of September 30, 2015. At September 30, 2015, the cost and fair value of the preferred stock was $500,000 and $0, respectively, and the cost and fair value of the warrant was $0. Other holders of Dala Petroleum’s preferred stock have proposed a plan for additional funding for the company and reducing the conversion price of the preferred stock and associated warrants. There can be no assurance the plan for additional funding will be agreed upon by all preferred holders or that any additional financings would have a beneficial effect on Dala Petroleum’s operations or future prospects.

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014. We funded a second capital call of $125,000 on August 26, 2014, a third capital call of $200,000 on October 21, 2014 and the fourth and final capital call of $125,000 on December 26, 2014. At September 30, 2015, the cost and fair value of the interests was $500,000 and $444,208, respectively.

On December 31, 2014, we entered into a Promissory Note Agreement for $500,000 with The Igloo, LLC (“The Igloo”) and in connection therewith funded a $500,000 promissory note. At September 30, 2015, the cost and fair value of the note was $500,000 and $0, respectively. The Igloo no longer operates the facility and has been blocked by the landlord, who has filed a lawsuit seeking monetary damages under The Igloo’s lease agreement. We are pursuing our rights under the note agreement with respect to the claim on collateral.

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33 per share. In conjunction with the financing, we received a warrant to purchase up to 1,515,152 common shares at a conversion price of $0.38 per share. The warrant has a cashless conversion provision and expires February 17, 2020. At September 30, 2015, the cost and fair value of the note was $1,000,000. The cost and value of the warrant is $0.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1 Life. The note is due on March 13, 2016. At September 30, 2015, the cost and fair value of the note was $250,000. Our director, Christopher Larson, is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1 Life.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC (“POG”) for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015. At September 30, 2015, the cost and fair value of the note was $25,000 and $0, respectively. POG is a related entity to Dala Petroleum, another portfolio company, and has not been successful in deploying capital with the intended result of successful oil production. We believe due to financial constraints POG will not be able to meet its financial obligations to us.

On August 31, 2015, we entered into a promissory note agreement with Bravo Financial, LLC for $1,000,000 principal amount. A first advance in the amount of $500,000 was therein funded on September 1, 2015. The note bears 12% annual interest paid monthly in arrears and is due August 31, 2018. At September 30, 2015, the cost and fair value of the note was $500,000.

On September 21, 2015, we entered into purchase agreement with Bite Squad, LLC to purchase 60,000 shares of Series A Convertible Preferred Stock at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At September 30, 2015, the cost and fair value of the note was $780,000.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of September 30, 2015, approximately 84% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

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

NOTE 8—SUBSEQUENT EVENTS

On October 15, 2015 ,we received from Creative Realities, Inc. (“Creative Realities”) an early repayment of all of the outstanding principal of $1,000,000 and interest due of $46,684.93 under the note agreement relating to the 12% convertible note purchased on February 19, 2015. The note had a 12% annual interest to be paid monthly in arrears and was due August 18, 2016. The outstanding principal amount was convertible into common stock at $0.33 per share. In conjunction with the financing, we received a warrant to purchase up to 1,515,152 common shares with a conversion price of $0.38 per share. The warrant has a cashless conversion provision and expires February 17, 2020.

On October 22, 2015, we notified The Igloo, LLC of its default on its financial obligations to relating to the 20% promissory note we purchased from The Igloo, LLC (“The Igloo”) for $500,000 principal amount on December 30, 2014. The interest payment due September 1, 2015 remains unpaid. The note plus accrued interest is due on December 31, 2016. If we are unsuccessful in recovering the money due to us, we plan to commence a formal lawsuit and exercise our rights with respect to the security interests in various pledged collateral. We have retained counsel to assist in pursuing our rights under the note agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2015 related to our fiscal year ended December 31, 2014.

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

Some of the forward-looking statements contained in this report include statements as to:

☐	our future operating results;

☐	our business prospects and the prospects of our portfolio companies;

☐	the outcome of a pending compliance inspection by the SEC Office of Compliance and Inspections;

☐	the impact of investments that we expect to make;

☐	our informal relationships with third parties;

☐	the dependence of our future success on the general economy and its impact on the industries in which we invest;

☐	the ability of our portfolio companies to achieve their objectives;

☐	our expected financings and investments;

☐	our regulatory structure and tax treatment;

☐	our ability to operate as a business development company and to be taxed as a regulated investment company;

☐	the adequacy of our cash resources and working capital; and

☐	the timing of cash flows, if any, from the operations of our portfolio companies.

The foregoing list is not exhaustive. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 31, 2015 (related to our year ended December 31, 2014) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in the forward-looking statements pertaining to our company, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this report will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

General Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing our Winner’s Pot Poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the SEC, notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed a Form N-54A, Notification of Election to be Subject to Sections 55 through 65 of the 1940 Act, to be regulated as a business development company (“BDC”). Subsequently, on May 13, 2013, we filed a Form N-8F to deregister as a registered investment company based upon our prior filing to become a BDC. On September 25, 2013, the SEC issued an order under Section 8(f) of the 1940 Act declaring that we had ceased to be an investment company. We are regulated as a BDC and we plan to be taxed as a regulated investment company (“RIC”) although we have not made an election to be taxed as a RIC at this time. Throughout this report, we collectively refer to Mill City Ventures III, Ltd. as “we,” the “Company,” and “us.”

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

Highlights for the Nine Months Ended September 30, 2015

Investment Transactions

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33 per share. In conjunction with the financing, we received a warrant to purchase up to 1,515,152 common shares at a conversion price of $0.38 per share. The warrant has a cashless conversion provision and expires February 17, 2020. At September 30, 2015, the cost and fair value of the note was $1,000,000. The cost and value of the warrant is $0.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. (“Mix 1 Life”) for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1 Life. The note is due on March 13, 2016. At September 30, 2015, the cost and fair value of the note was $250,000. Our director, Christopher Larson, is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1 Life.

On April 27, 2015, we received $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note purchased from Insite Software Solutions, Inc. on December 30, 2013 in the principal amount of $750,000.

On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares of Dala Petroleum Corporation (“Dala Petroleum”) until October 1, 2015. The deferred dividend of $7,500 for each of the quarters ended June 30 and September 30, 2015 were deemed uncollectible and removed from Dividend Income on the Statement of Operations as of September 30, 2015. At September 30, 2015, the cost and fair value of the preferred stock was $500,000 and $0, respectively, and the cost and fair value of the warrant was $0.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC (“POG”) for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015. The deferred interest for each of the quarters ended June 30 and September 30, 2015 were deemed uncollectible and removed from the Interest Income on the Statement of Operations as of September 30, 2015. At September 30, 2015, the cost and fair value of the note was $25,000 and $0, respectively.

On August 31, 2015, we entered into a promissory note agreement with Bravo Financial, LLC for $1,000,000 principal amount. A first advance in the amount of $500,000 was therein funded on September 1, 2015. The note bears 12% annual interest paid monthly in arrears and is due August 31, 2018. At September 30, 2015, the cost and fair value of the note was $500,000.

On September 21, 2015, we entered into purchase agreement with Bitesquad.com, LLC to purchase 60,000 shares of Series A Convertible Preferred Stock at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At September 30, 2015, the cost and fair value of preferred stock was $780,000.

Material Changes in Assets and Liabilities

Our prepaid expenses as of September 30, 2015 were $58,588 compared to $49,623 for the year ended December 31, 2014. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our receivable from sale of investments as of September 30, 2015 were $0 compared to $82,103 for the year ended December 31, 2014. The decrease relates to the executions of trades as of December 31, 2014, which settled in January, 2015. As of September 30, 2015, we had no trades executed, which had not yet settled.

Our interest and dividends receivable at September 30, 2015 were $107,552 compared to $59,794 for the year ended December 31, 2014. The increase relates to our investments in DBR Phase III US Investors, LLC, Mix 1 Life, and Creative Realities.

Our accounts payable as of September 30, 2015 were $30,881 compared to $36,098 for the year ended December 31, 2014. The decrease relates to a reduction in accounting and other professional fees.

Our deferred interest income at September 30, 2015 was $13,145 compared to $0 at December 31, 2014. This relates to the interest received in advance on the Mix 1 Life, Inc. $250,000 promissory note entered into on March 13, 2015. The advanced interest is being amortized over the period of the note until maturity on March 16, 2016.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Operating Expenses

	For the	For the
	Nine-Month	Nine-Month
	Period Ended	Period Ended
Item	September	September
	30, 2015	30, 2014

Investment Income	$430,277	$219,144

Operating Expenses:
Professional fees	148,713	102,368
Payroll expense	122,377	122,392
Occupancy expense	68,416	59,722
Insurance expense	67,856	82,946
Directors’ fees expense	45,000	45,000
Depreciation and amortization	9,637	9,446
Other general and administrative	15,771	11,848
Net Investment Loss	$(47,493)	$(214,578)

As the table above demonstrates, we incurred operating expenses of $477,770 and $433,722 for the nine-month periods ended September 30, 2015 and 2014, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $148,713 for the nine-month period ended September 30, 2015, compared to $102,368 for the nine-month period ended September 30, 2014. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s OTCQX application and listing fees and N-1 statement preparation

Payroll expense and executive management compensation. During the nine-month period ended September 30, 2015, we incurred $122,377 in payroll expense for our executive management compared to $122,392 incurred during the nine-month period ended September 30, 2014.

Insurance expense. During the nine-month period ended September 30, 2015, we incurred $67,856 in insurance expense compared to $82,946 for the nine-month period ended September 30, 2014. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the nine-month periods ended September 30, 2015 and 2014 were $45,000.

Occupancy expense. Our occupancy expenses for the nine-month periods ended September 30, 2015 and 2014 were $68,416 and $59,722, respectively.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Operating Expenses

	For the	For the
	Three-Month	Three-Month
	Period Ended	Period Ended
Item	September	September
	30, 2015	30, 2014
Investment Income	$119,352	$92,365

Operating Expenses:
Professional fees	61,245	29,986
Payroll expense	40,422	40,473
Occupancy expense	22,798	21,521
Insurance expense	21,682	24,830
Directors’ fees expense	15,000	15,000
Depreciation and amortization	3,213	3,212
Other general and administrative	6,608	4,403
Net Investment Loss	$(51,616)	$(47,060)

As the table above demonstrates, we incurred operating expenses of $170,968 and $139,425 for the three-month periods ended September 30, 2015 and 2014, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $61,245 for the three-month period ended September 30, 2015, compared to $29,986 for the three-month period ended September 30, 2014. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s OTCQX application and listing fees and N-1 statement preparation.

Payroll expense and executive management compensation. During the three-month period ended September 30, 2015, we incurred $40,422 in payroll expense for our executive management compared to $40,473 incurred during the three-month period ended September 30, 2014.

Insurance expense. During the three-month period ended September 30, 2015, we incurred $21,682 in insurance expense compared to $24,830 for the three-month period ended September 30, 2014. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month periods ended September 30, 2015 and 2014 were $15,000.

Occupancy expense. Our occupancy expenses for the three-month periods ended September 30, 2015 and 2014 were $22,798 and $21,521, respectively.

Net Investment Income (Loss)

Net investment income (loss) represents the difference between investment income and operating expenses. Our net investment income (loss) for the nine-month period ended September 30, 2015 and 2014 was ($47,493) and ($214,578), respectively. The decrease in net investment loss was due to an increase in interest and dividends for the comparable period.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gains on investments for the nine-month period ended September 30, 2015 was $306,924. A net realized gain of $372,792 was due to our sale of 72,154 shares of Mix 1 Life, Inc. common stock, and a $115,308 realized loss was due to our sale of 50,000 common shares of Bio Life Solutions, Inc.

The net decrease in net assets from changes in unrealized appreciation or depreciation was ($3,282,452), primarily caused by the decline in the value of our Mix 1 Life common stock position as well as our mark downs in the value of our investments in The Igloo, Dala Petroleum, POG and Southern Plains Resources, Inc.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended
	September 30,
	2015	2014
Cash flows used by:
Operating activities	$(1,661,685)	$(1,785,393)
Investing activities	-	(6,662)
Financing activities	-	(6,084)
Net decrease in cash	(1,661,685)	(1,798,139)
Cash, beginning of period	4,105,911	7,090,379
Cash, end of period	$2,444,226	$5,292,240

The cash used in operating activities for the nine-month period September 30, 2015 was primarily from our investment transactions.

On October 15, 2015, we received from Creative Realities, Inc. (“Creative Realities”) an early repayment of all of the outstanding principal of $1,000,000 and interest due of $46,684.93 under the note agreement relating to the 12% convertible note purchased on February 19, 2015. The note had a 12% annual interest to be paid monthly in arrears and was due August 18, 2016. The outstanding principal amount was convertible into common stock at $0.33 per share. In conjunction with the financing, we received a warrant to purchase up to 1,515,152 common shares with a conversion price of $0.38 per share. The warrant has a cashless conversion provision and expires February 17, 2020.

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1 Life. The note is due on March 13, 2016. At September 30, 2015, the cost and fair value of the note was $250,000. Our director, Christopher Larson, is also a director and the Chief Financial Officer of Mix 1 Life as well as a 5% shareholder in Mix 1 Life.

On April 27, 2015 we received $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note purchased from Insite Software Solutions, Inc. on December 30, 2013 in the principal amount of $750,000.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015. The note is currently deemed uncollectible. At September 30, 2015, the cost and fair value of the note was $25,000 and $0, respectively.

On August 31, 2015, we entered into a promissory note agreement with Bravo Financial, LLC for $1,000,000 principal amount. A first advance in the amount of $500,000 was therein funded on September 1, 2015. The note bears 12% annual interest paid monthly in arrears and is due August 31, 2018.

On September 21, 2015, we entered into purchase agreement with Bitesquad.com, LLC to purchase 60,000 shares of Series A Convertible Preferred Stock at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At September 30, 2015, the cost and fair value of the note was $780,000.

As of September 30, 2015, we had approximately $2.4 million in cash. Pending investment of our current cash, we expect to hold cash in conformity with our disclosures under “Regulation as a BDC – Temporary Investments” below. Presently, we expect to have substantially all of our cash invested by December 31, 2016.

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

We will be periodically examined by the SEC for compliance with the 1940 Act, the rules and regulations thereunder, and good governance practices. In this regard, we believe that SEC’s Office of Compliance and Inspections has completed its examination of our Company for the period of time beginning with its initial filings under the 1940 Act through June 30, 2013. Presently, we are unaware of any further action that the Office of Compliance and Inspections proposes to take or recommend with respect to their examination of our Company.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2015.

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

Dated: November 6, 2015

/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer

Dated: November 6, 2015

