Form 10-K
period 2015-12-31
Mill City Ventures III, Ltd
filed 2016-03-30
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of December 31, 2015 was approximately $1,954,019 based on the closing sales price of $0.75 per share as reported on the OTCQX. As of March 30, 2016, there were 12,151,493 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.
Form 10-K
Table of Contents

PART I

ITEM 1  BUSINESS

Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that previously focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide, including those located in Native American tribal lands. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N54A, Notification of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940. We are regulated as a business development company (“BDC”) and intend to be taxed as a regulated investment company.

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

Competitive Advantages

We believe that we are well positioned to secure appropriate investments in target companies for the following reasons:

•	Management Expertise . We believe that our management’s strong combination of experience and contacts in the investment sector, including the experience and contacts of non-management members of our Board of Directors, should attract suitable prospective portfolio companies. Since 1994, Douglas M. Polinsky, our Chief Executive Officer, has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also makes direct investments into public and private companies. Our Chief Financial Officer, Joseph A. Geraci, II, has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. Mr. Geraci also managed Mill City Advisors, LLC, a Minnesota limited liability company that formerly served as the general partner of Mill City Ventures II, LP, a Minnesota limited partnership investment fund that previously invested directly into both private and public companies. Mr. Geraci previously served as a stockbroker and Vice President of Oak Ridge Financial Services, Inc. from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. We believe that our management team’s extensive experience in researching, analyzing, advising and investing in private and publicly held companies will afford us a relative competitive advantage in structuring investments in potential portfolio companies. See “Directors, Executive Officers and Corporate Governance” for a more detailed description of our management team. Although we believe our management provides valuable investment experience to the Company, none of our management team has previously been involved in the operation of a company subject to the BDC requirements and regulations set forth in the 1940 Act. Please see “ Risk Factors — Risks Related to Our Business — We recently changed our business, and our management team has no experience managing a BDC ” for more information.
•	Flexible Investment Options . We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions. Also, we will have fairly broad latitude as to the term and nature of our investments. We intend to calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them after our initial investments.
•	Longer Investment Horizons . We will not be subject to periodic capital-return requirements that are typical for most private equity and venture capital funds. These requirements typically require that such funds return to investors the initial capital investment after a certain period of time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand an early return on their investments in the portfolio companies. Overall, however, we believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.
•	Investing Across Industries . We expect to seek to obtain and maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. We believe that maintaining a balanced portfolio will mitigate the potential effects of negative economic events for particular companies, regions and industries.

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

Due Diligence

If we believe a target portfolio company generally meets the characteristics described above or if we believe that certain of the most important characteristics for that particular target portfolio company or the industry in which it operates are met, or if we have other reasons to believe in the potential profitability of an investment in a target portfolio company, we may perform initial due diligence on that company. Our due-diligence examination for each target portfolio company will differ based on a number of factors but is generally likely to include our:

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

Equity Investments

Like debt investments, we intend to tailor the terms of each equity investment we make to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As an equity holder, the rights we will generally seek to protect or obtain include minority rights, event-driven rights to “put” or sell our equity back to the portfolio company or certain affiliates or sponsors, and registration rights such as “demand” or “piggyback” registration rights. We may invest in common stock and preferred stock, and may receive warrants in connection with our investments. When we make a debt investment, we may also be granted equity participation in the form of warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding.

Ongoing Relationships with Portfolio Companies

Monitoring

We monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria or that fail to successfully execute their business plans. Of course, we may choose to make additional investments in portfolio companies that do not do so, but that we believe will nevertheless perform well in the future.

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

We have several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

•	Consider the amortized value of our debt securities;
•	Assess the business development success, including product development, financings, profitability and the portfolio company’s overall adherence to its business plan;
•	Contact portfolio company management to discuss financial position, requirements and accomplishments;
•	Interview portfolio company management and, if appropriate, other financial or strategic sponsors of that portfolio company;
•	Attend and participate in board meetings of portfolio companies; and
•	Review monthly and quarterly financial statements and financial projections of our portfolio companies.

We expect that the current financial statements of all portfolio companies will be available to us to assist us in our fair value reporting obligations under the 1940 Act.

Managerial Assistance

As a BDC, we offer, and in some cases may provide, significant managerial assistance to those of our portfolio companies intended to qualify as “eligible portfolio companies” under the 1940 Act. We expect that this assistance, if any, will typically involve monitoring the operations of our portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational, financial, strategic and transactional guidance.

Our 2015 Portfolio

At December 31, 2015, we held investments in 18 eligible portfolio investments, which had an aggregate amortized cost of $6,175,345 and a fair value of $4,863,249 and our non-eligible portfolio holdings had an aggregate cost of $1,042,786 and a fair market value of $884,559. At December 31, 2014, we held 11 eligible portfolio investments, which had an aggregate amortized cost of $4,946,019 and a fair value of $6,265,399. Our eligible portfolio investments at December 31, 2015 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2015 was $730,000, and the fair value was $0.
•	Warrants to purchase 413,934 shares of common stock of CombiMatrix Corporation. Our aggregate cost and fair value for these holdings at December 31, 2015 was $0.
•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2015, our cost for this holding was $150,000 and the fair value for this holding was $300,000.
•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2015, our cost for this holding was $101,019 and our fair value was $25,000.
•	Warrants to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2015, our aggregate cost and fair value for this holding was $0.
•	Warrants to purchase 100,000 shares of common stock of Bio Life Solutions, Inc. At December 31, 2015, our cost and fair value for this holding was $0.
•	$500,000 in principal amount of a Senior Secured Convertible promissory note issued by Mix 1 Life, Inc. (convertible at $1.08 per share) and 237,470 shares of common stock of Mix 1 Life, Inc. At December 31, 2015, our aggregate cost for this holding was $500,000 and our fair value was $737,470.
•	a $250,000 in principal amount of a Senior Secured promissory note issued by Mix 1 Life, Inc. At December 31, 2015, our aggregate cost and fair value for this holding was $250,000.
•	A limited liability membership interest issued by DBR Phase III US Investors, LLC. At December 31, 2015, our aggregate cost and fair value for this holding was $761,050.
5

•	500 shares of Series A 6% Convertible Preferred Stock of Dala Petroleum, Inc. and a warrant to purchase 714,286 shares of common stock of Dala Petroleum, Inc. At December 31, 2015, our aggregate cost was $500,000 and fair value for this holding was $0.
•	$5,195 in principal amount of a promissory note issued by Dala Petroleum, Inc. At December 31, 2015 our aggregate cost was $5,195 and fair value for this holding was $0.
•	500,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2015, our aggregate cost was $500,000 and fair value for this holding was $444,208.
•	$500,000 in principal amount of promissory note issued by The Igloo, LLC. At December 31, 2015, our aggregate cost was $500,000 and fair value for this holding was $0.
•	$25,000 in principal amount of a promissory note issued by Pacific Oil & Gas, LLC. At December 31, 2015 our cost for this holding was $25,000 and our fair value was $0.
•	A $600,000 in principal amount of a promissory note issued by Creative Realities, Inc. and a warrant to purchase 1,071,429 shares of common stock of Creative Realities Inc. At December 31, 2015, our aggregate cost and fair value for this holding was $600,000.
•	975,000 shares of common stock of Creative Realities, Inc. with a cost of $0 and a fair value of $243,750 as of December 31, 2015.
•	$500,000 in principal amount of a promissory note issued by Bravo Financial, LLC. At December 31, 2015, our cost and fair value for this holding was $500,000.
•	60,000 shares of Series A Convertible Preferred Stock of BiteSquad.com, LLC. At December 31, 2015, our cost and fair value for this holding was $780,000.
•	200,000 shares of common stock of WaferGen Bio-Systems, Inc and a warrant to purchase 200,000 shares of common stock of WaferGen Bio-Systems, Inc. At December 31, 2015, our aggregate cost and fair value for this holding was $200,000 and our fair value was $146,760.
•	5,000 shares of common stock of Simulations Plus, Inc. At December 31, 2015, our cost and fair value for this holding was $47,869 and $49,550, respectively.
•	2,300 shares of Educational Development Corporation. At December 31, 2015, our cost and fair value for this holding was $25,212 and $25,461, respectively.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “ eligible portfolio company ” purchased from the issuer of such securities or from a person who is, or who was within the prior 13 months of the date of purchase, an affiliate of the issuer or from any other person (subject to limitation by SEC rules), in any case in transactions not involving any public offering. The 1940 Act defines an “eligible portfolio company” as any issuer which:
(a)	is organized under the laws of, and has its principal place of business in, the United States;
(b)	is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)	satisfies one of the following:
(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit (or, if a broker or dealer may in fact extend or maintain margin credit to a customer with respect to such securities, then at the time of purchase of the issuer’s securities (A) the BDC owns at least 50% of the greatest number of outstanding and issuable equity securities of such issuer (i.e., 50% determined on a fully diluted basis) and the greatest amount of debt securities of such issuer), (B) the BDC is one of the 20 largest holders of record of the issuer’s outstanding voting securities);
(ii)	is controlled by a BDC or a group of companies acting together that includes a BDC, the BDC does in fact exercise a controlling influence over the management or policies of the issuer, and, as a result of such control, the BDC has an affiliated person serving as a director of the eligible portfolio company;
(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million, subject to adjustment by SEC rules;or
(iv)	by virtue of SEC Rule 2a-46, (A) does not have any class of securities listed on a national securities exchange, or (B) has a class of securities listed on a national securities exchange but an aggregate market value (as computed under such rule) of outstanding voting and non-voting common equity of less than $250 million.
•	Securities of any eligible portfolio company (as defined above) that we control through having a person serving on the board of directors of the issuer;
•	Securities purchased from an issuer, or from a person who is, or was in the prior 13 months of the date of purchase, an affiliate of the issuer, which issuer is organized under the laws of, and has its principal place of business in, the United States and is not an investment company (or a company that would be an investment company but for certain exclusions under the 1940 Act), and which is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement);
•	Securities of an eligible portfolio company (as defined above) purchased from any person in a transaction not involving a public offering, if there is no ready market for such securities and if immediately prior to such purchase the BDC owns at least 60% of the outstanding equity securities of such issuer, as determined on a fully diluted basis;
•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;
•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and
•	Office furniture and equipment, interests in real estate and leasehold improvement and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees and general partners held by the BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

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

Other

We will be periodically examined by the SEC for compliance with the 1940 Act, the rules and regulations thereunder, and good governance practices. We will not “concentrate” our investments (i.e., invest 25% or more of our assets in any particular industry, determined at the time of investment). We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

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

We do critically depend on our senior management, particularly our Chief Executive Officer, Douglas M. Polinsky, and our Chief Financial Officer, Joseph A. Geraci, II, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical experience and relationships that we rely on in the course of implementing our business plan. Thus, our future success and viability as a BDC will depend on the continued service of these persons. Their departure could have a material adverse effect on our ability to achieve our investment objective.

We operate in a highly competitive market for portfolio investment opportunities.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors and consistent with our Company’s valuation policy. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation on our statement of operations. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us (if a loan), or of its diminishing value (if equity). This could result in future realized losses and, ultimately, income available for distribution in future periods.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors. As a result, there may be uncertainty as to the ultimate value of our investments.

Our investments are expected to consist in material part of securities issued by privately held companies, the fair value of which is not readily determinable. In addition, we will not be permitted to maintain a general reserve for anticipated loan losses. Instead, we will be required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. Our Board of Directors will value these securities at fair value as they determine in good faith and consistent with the written policies and procedures that we have adopted for this purpose. Where appropriate, our board may utilize the services of an independent valuation firm to assist in the determination of fair value. Because valuations, and particularly valuations of private investments, are inherently uncertain and may be based on estimates, our fair value determinations may differ materially from those that would be assessed if a liquid market for these securities existed. Our net asset value could be adversely affected if we determine the fair value of our investments to be materially higher than the values we ultimately realize from those investments.

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

Once we become a BDC subject to RIC taxation upon making a RIC election, we may be required to include in our taxable income certain amounts that we have not yet received in cash. Any of these amounts will increase the amounts we are required to distribute to qualify under the RIC rules. In any such event, we would need to obtain cash from other sources to satisfy our RIC-related distribution requirements. If we are unable to so obtain cash, we may fail to qualify for tax treatment as a RIC, and thus could become subject to a corporate-level income tax on all of our income. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital, or reduce new investment originations to meet these distribution requirements and avoid a corporate-level income tax.

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

Because we intend to distribute substantially all of our income and net realized capital gains to our shareholders once we make a RIC election, we will likely need additional capital to finance our growth.

To qualify for RIC taxation and avoid payment of excise taxes and minimize or avoid payment of income taxes, we intend to distribute to our shareholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our shareholders). As described elsewhere, as a BDC we will be required to meet a 200% asset-coverage ratio limiting the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and issue additional debt and equity securities, debt and equity financing may not be available to us on favorable terms, if at all. In addition, as a BDC, we will generally not be permitted to issue equity securities below our net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares of common and preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Unless otherwise specifically so designated upon issuance, all shares of capital issued we issue will be common stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Our stock is thinly traded, which may make it difficult to sell shares of our common stock.

Our common stock is thinly traded on the OTCQX and we expect that our common stock will generally remain thinly traded for the foreseeable future. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

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

Risks Related to our Investments

Our investments may involve significant risks, which could ultimately materially and adversely affect our results of operation, financial condition and the value of our common stock. You could lose all of your investment.

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

Mezzanine Debt .   Any mezzanine debt investments will generally be unsecured and subordinated to senior loans. We expect this will result in above-average risk and volatility, which could adversely affect our investment returns. Because mezzanine debt generally does not receive any cash prior to maturity of the debt, the investment will be of greater risk. To the extent interest payments associated with such debt are deferred, such debt will necessarily be subject to greater fluctuations in value based on changes in interest rates, and such debt could subject us to phantom income.

Equity Investments .     We expect to make equity investments. In addition, when we invest in senior loans or mezzanine debt, we may acquire warrants in connection with such investments. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. Nevertheless, the equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Short Sales .   We may engage in short selling. In certain circumstances, short sales can substantially increase the impact of adverse price movements in our investment positions. A short sale involves the theoretically unlimited increase in the market price of the security and uncertainty as to the availability of such security for purchase—theoretically an unlimited loss.

Options .   We may buy or sell (write) both call options and put options, and may do so on a “covered” or an “uncovered” basis. Any options transactions may be part of a hedging tactic (i.e., offsetting the risk involved in another securities position) or as a form of leverage, in which we have the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be large, depending on the circumstances under which a particular transaction or position is entered into. When we buy an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, could result in a total loss of our investment in the option. When we sell (write) an option, the risk can be substantially greater. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. This risk is theoretically unlimited unless the option is “covered.” If it is covered, an increase in the market price of the security above the exercise price would cause us to lose the opportunity for gain on the underlying security—assuming it bought the security for less than the exercise price.

Middle-Market Companies .   Investments in middle-market companies also involve a number of additional significant risks, including:

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

We may invest in private companies and certain public companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than other publicly traded securities. The relative illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve near-term liquidity in our investments. Our investments may occasionally be subject to contractual or legal restrictions on resale or will be otherwise illiquid due to the fact that there is no established trading market for such securities, or such trading market is thinly traded. The relative illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

ITEM 2  PROPERTIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2015 and December 31, 2014 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2016	$46,179
2017	50,311
2018	46,988
TOTAL	$143,478

ITEM 3 LEGAL PROCEEDINGS

None.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTCQX. Until January 18, 2013, we traded under the symbol “POKR.OB.” Effective January 22, 2013, our trading symbol changed to “MCVT.” The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQX in 2015 and 2014. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price (High/Low)	Market Price (High/Low)
For the Fiscal Year/Quarter	2015	2014
First Quarter	$ 1.00 - 0.80	$ 1.35 - 0.90
Second Quarter	$ 0.89 - 0.60	$ 1.15 - 0.90
Third Quarter	$ 0.89 - 0.75	$ 1.25 - 1.15
Fourth Quarter	$ 0.75 - 0.75	$ 1.25 - 1.00

Holders

As of the date of this filing, we had approximately 187 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. We do, however, intend to distribute dividends annually to our shareholders once we make an election to be treated as a regulated investment company (RIC) under the Internal Revenue Code.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, we had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement,” as defined in Item 201 of Regulation S-K. Furthermore, as of the date of this filing, we are not a party to any equity compensation plan, nor are we obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTCQX, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company. Nevertheless, there are restrictions and limitations under the 1940 Act on our ability to grant options and warrants to members of our management and our non-interested, non-employee directors that, in our case, generally prohibit any such grants in the absence of prior SEC approval.

Recent Sales of Unregistered Securities

None.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods;
•	Our likely need for additional financing to prosecute and grow our business;
•	Our inability, for any reason, to retain our executive management personnel; and
•	Our lack of experience with the complex rules and regulations applicable to a BDC under the 1940 Act and our ability, while being leanly staffed in order conserve investor resources, to comply with those rules and regulations.

The foregoing list is not exhaustive, and readers are urged to read carefully and consider the risk factors described elsewhere in this report. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate―even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

Item	Year Ended December 31, 2015	Year Ended December 31, 2014
Investment Income:
Interest Income	$478,331	$239,425
Dividend Income	89,751	100,926

Operating Expenses:
General Operating Expenses	126,012	103,441
Legal and Accounting Expenses	206,292	157,274
Executive Management Compensation	162,861	370,976
Insurance Expense	89,421	107,735
Director’s Fees	55,000	60,000
Net Investment Loss/Net Loss	$(71,504)	$(459,075)

For the year ended December 31, 2015, the Company earned $445,381 in interest payments from six eligible portfolio companies―Insite Software Solutions, Inc., Mix 1 Life, Inc. DBR Phase III US Investors, LLC, The Igloo, LLC, Creative Realities, Inc. and Bravo Financial, LLC―an additional $450 bank interest on cash balances, $32,500 in loan origination fees, and $15,000 in dividend payments from one eligible portfolio company, Dala Petroleum, Inc. and $74,751 in non-eligible portfolio company dividends. For the year ended December 31, 2014, the Company earned $235,774 in interest payments from four eligible portfolio companies―Insite Software Solutions, Inc., Mix 1 Life Inc., DBR Phase III U.S. Investors, LLC, and The Igloo―an additional $3,651 bank interest on cash balances, $30,574 in dividend payments from one eligible portfolio company, Dala Petroleum, Inc. and $70,352 in non-eligible portfolio company dividends.

As the table above indicates, we incurred selling, general and administrative expenses aggregating $639,586 for the year ended December 31, 2015, and $799,426 for the year ended December 31, 2014. A discussion of the various components of our general and administrative expenses for these periods is set forth below.

General Operating Expenses.    Our general operating expenses, which primarily include rent occupancy expense, and miscellaneous office supply expenses, were $126,012 for the year ended December 31, 2015. Our general operating expenses were $103,441 for the year ended December 31, 2014. The increase in the current period is primarily related to travel expenses incurred with the attendance of due-diligence meetings and conferences during 2015 compared to no travel in 2014.

Legal and Accounting Expenses.    Our legal and accounting expenses were $206,292 for the year ended December 31, 2015 and $157,274 for the year ended December 31, 2014. The current period increase is due to increased legal fees associated with the preparation of the company’s OTCQX application and listing fees in addition to the preliminary preparation of a proposed registration statement.

Executive Management Compensation.    For the year ended December 31, 2015 and December 31, 2014, executive management compensation aggregated $162,861 and $370,976, respectively, in cash payments. Our compensation expense for our executive management, consultant service compensation, and professional fees expenses was higher in 2014 due to officer bonus compensation of $200,000.

For the year ended December 31, 2015 and December 31, 2014, our net investment loss was $71,504 and $459,075, respectively. The net investment loss for both years is primarily the result of the increased general and administrative expenses and payroll expense associated with our operations as a BDC, specifically including increased executive management compensation expense, legal and accounting expenses and general operating expenses.

For the year ended December 31, 2015 we had a decrease in net assets of $2,732,402. This decrease in net assets was primarily due to the write down of our oil and gas holdings, Southern Plains Resources, Inc. and Dala Petroleum, Inc., and the write off of The Igloo, LLC note. The decrease in the closing price of our holdings in the Mix 1 common stock also is a major contributor to this decrease. Our net assets increased by $966,462 for the year ended December 31, 2014.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows used by:
Operating activities	$(1,125,252)	$(2,963,204)
Investing activities	(0)	(6,662)
Financing activities	(0)	(14,602)
Net decrease in cash	(1,125,252)	(2,984,468)
Cash, beginning of period	4,105,911	7,090,379
Cash, end of period	$2,980,659	$4,105,911

During the year ended December 31, 2014, we repurchased 17,929 shares of our common stock at a gross cost of $14,602.

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $2,980,659 of cash at the end fiscal 2015 and our $4,105,911 of cash at the end of fiscal 2014 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2016.

Presently, we expect that our $2.9 million in cash as of December 31, 2015 will be substantially invested within the next 12 months.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2015 and we do not anticipate any such capital expenditures for fiscal 2016. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. as of December 31, 2015 and 2014, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2015, and December 31, 2014 and the financial highlights for the year ended December 31, 2015. These financial statements and financial highlights are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years ended December 31, 2015 and 2014, and financial highlights for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2016

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Investments, at fair value
Non-control/Non-affiliate investments (cost of $7,218,131 and $5,797,518)	$5,747,808	$7,171,509
Cash	2,980,659	4,105,911
Prepaid expenses	43,808	49,623
Receivable from sale of investments	—	82,103
Interest and dividends receivable	23,840	59,794
Leasehold improvements, net	23,773	31,882
Property and equipment, net	14,222	18,962
Total Assets	$8,834,110	$11,519,784
LIABILITIES
Current Liabilities
Accounts payable	$10,431	$36,098
Payable for purchase of investments	65,622	—
Deferred interest income Deferred rent	5,645 11,124	— 9,996
Total Current Liabilities	92,822	46,094
Total Liabilities	92,822	46,094
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 12,151,493 and 12,169,422 shares.	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,099,927)	(1,028,423)
Accumulated undistributed net realized gains on investment transactions	601,392	417,976
Net unrealized appreciation/(depreciation) in value of investments	(1,470,323)	1,373,991
Total Shareholders’ Equity	8,741,288	11,473,690
Total Liabilities and Shareholders’ Equity	$8,834,110	$11,519,784

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014
Investment Income
Interest income	$478,331	$239,425
Dividend income	89,751	100,926
Total Investment Income	568,082	340,351
Operating Expenses:
Professional fees	206,292	157,274
Payroll expense	162,861	370,976
Insurance expense	89,421	107,735
Occupancy	91,217	82,058
Director’s fees	55,000	60,000
Depreciation and amortization	12,849	12,658
Other general and administrative expenses	21,946	8,725
Total Operating Expenses	639,586	799,426
Net Investment Loss	$(71,504)	$(459,075)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	$183,416	$289,439
Net change in unrealized appreciation (depreciation) on investments	$(2,844,314)	$1,136,098
Net Realized and Unrealized Gain (Loss) on Investments	(2,660,898)	1,425,537
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(2,732,402)	$966,462
Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.22)	$0.08
Weighted-average number of common shares outstanding	12,151,493	12,166,598

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

						Accumulated
						Undistributed	Net
					Accumulated	Net Realized	Unrealized
			Additional		Undistributed	Gains on	Appreciation	Total
	Common Stock		Paid In	Accumulated	Investment	Investments	in value of	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2013	12,169,422	$12,169	$11,875,571	$(1,159,665)	$(572,675)	$128,537	$237,893	$10,521,830
Repurchase of common stock for cash of $0.83 per share on August 29, 2014	(2,973)	(3)	(2,970)	—	509	—	—	(2,464)

Repurchase of common stock for cash of $0.80 per share on September 3, 2014	(4,510)	(5)	(4,505)	—	890	—	—	(3,620)

Repurchase of common stock for cash of $0.84 per share on December 19, 2014	(10,446)	(10)	(10,436)	—	1,928	—	—	(8,218)

Undistributed investment loss	—	—	—	—	(459,075)	—	—	(459,075)

Undistributed net realized gains on investment transactions	—	—	—	—	—	289,439	—	289,439

Appreciation in value of investments	—	—	—	—	—	—	1,136,098	1,136,098

Balance as of December 31, 2014	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,028,423)	$417,976	$1,373,991	$11,473,690
Undistributed investment loss	—	—	—	—	(71,504)	—	—	(71,504)

Undistributed net realized gains on investment transactions	—	—	—	—	—	183,416	—	183,416

Depreciation in value of investments	—	—	—	—	—	—	(2,844,314)	(2,844,314)

Balance as of December 31, 2015	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,099,927)	$601,392	$(1,470,323)	$8,741,288

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$(2,732,402)	$966,462
Adjustments to reconcile net increase (decrease) in net asset value resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	2,844,314	(1,136,098)
Net realized gain on investments	(183,416)	(289,439)
Payments for purchases of investments	(3,999,675)	(3,683,510)
Proceeds from sales of investments	2,762,478	1,279,857
Depreciation and amortization	12,849	12,658
Changes in operating assets and liabilities:
Receivable from sale on investments	82,103	(81,309)
Interest and dividends receivable	35,954	(56,044)
Prepaid expenses	5,815	4,778
Accounts payable	(25,667)	17,814
Deferred rent	1,128	2,246
Deferred interest income	5,645	—
Accrued royalty	—	(619)
Payable for purchase of investment	65,622	—
Net cash used in operating activities	(1,125,252)	(2,963,204)
Cash flows from investing activities:
Purchases of property and equipment	—	(4,866)
Purchases of leasehold improvements	—	(1,796)
Net cash used in investing activities	—	(6,662)
Cash flows from financing activities:
Payment for repurchase of common stock	—	(14,602
Net cash used in financing activities	—	(14,602)
Net decrease in cash	(1,125,252)	(2,984,468)
Cash, beginning of the year	4,105,911	7,090,379
Cash, end of the year	$2,980,659	$4,105,911

The accompanying notes are an integral part of these financial statements.

 Mill City Ventures III, Ltd.

Financial Highlights

Year Ended December 31, 2015
PER SHARE DATA
Net asset value as of December 31, 2014	$0.94
Net investment loss	0.00
Net realized and unrealized losses	(0.22)
Net asset value as of December 31, 2015	$0.72
Ratio/Supplemental Data
Per share market value as of December 31, 2015	$0.47
Shares outstanding as of December 31, 2015	12,151,493
Average weighted shares outstanding	12,151,493
Net assets as of December 31, 2015	$8,741,288
Average net assets (1)	$10,520,199
Portfolio turnover rate (2)	26.26%
(6.08)%
Ratio of net investment loss to average net assets	(0.68)%
Ratio of realized gains to average net assets	1.74%

(1)	Based on the monthly average of net assets from December 31, 2014 through December 31, 2015.
(2)	Ratios are annualized.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

  As of December 31, 2015

Portfolio Company	Quantity or Face Value	Description of Securities	Cost	Fair Value

AT&T	5,000	Common Stock	$175,260	$172,050
Bio Life Solutions, Inc.	100,000	$4.70 Cashless Warrants (Exp 3/20/21)*	—	—
Bitesquad LLC	60,000	Series B Convertible Preferred Stock*Ɨ	780,000	780,000
Bravo Financial LLC	500,000	12% Promissory Note (Mat 12/31/15)Ɨ	500,000	500,000
Calamos Convertible & High Income Fund	10,000	Closed End Fund	128,357	105,100
CenturyLink, Inc.	5,000	Common Stock	157,360	125,800
Combimatrix Corporation	81,967	$1.97 Cashless Warrants (Exp 5/6/19)*	—	—
	81,967	$1.97 Cashless Warrants (Exp 6/28/19)*	—	—
	250,000	$3.12 Cashless Warrants (Exp 12/19/18)*	—	—
Communication Sales & Leasing	2,000	Common Stock	65,620	37,380
Creative Realities, Inc.	600,000	14% Convertible Promissory Note (Mat 4/15/17)Ɨ	600,000	600,000
	975,000	$0.32 Cashless Warrants (Exp 12/28/20)*Ɨ	—	—
	1,071,429	Common Stock*Ɨ	—	243,750
Dala Petroleum, Inc.	500	Series A 6% Convertible Preferred Stock*	500,000	—
	714,286	$1.35 Cashless Warrants (Exp 6/3/17)*	—	—
	5,195	12% Promissory Note (Mat 12/22/16)*	5,195	—
DBR Phase III US Investors, LLC	761,050	Membership Unitst	761,050	761,050
Discovery Communications Inc.	5,000	Common Stock Series A	149,609	133,400
Educational Development Corporation	2,300	Common Stock	25,212	25,461
Insite Software Solutions, Inc	108,960	$0.01 Warrants (Change of Control) (Exp 12/30/23)*Ɨ	—	—
MAX 4G	300,000	Series B Convertible Preferred Stock*Ɨ	150,000	300,000
Mix 1 Life, Inc.	500,000	12% Convertible Promissory Note (Mat 2/6/16)Ɨ	500,000	500,000
	250,000	12% Promissory Note (Mat 3/13/16)Ɨ	250,000	250,000
	237,470	Common Stock*	—	237,470
Northern Capital Partners I, LP	500,000	Membership Units*Ɨ	500,000	444,208
Pacific Oil & Gas LLC	25,000	12% Promissory Note (Mat 12/31/15)*Ɨ	25,000	—
Powershares High Dividend Yield	10,000	ETF	253,510	210,000
Simulations Plus, Inc.	5,000	Common Stock	47,869	49,550
Solar Senior Capital Ltd.	6,047	Common Stock	91,983	90,100
Southern Plains Resources, Inc.	600,000	Common Stock*Ɨ	730,000	—
The Igloo LLC	500,000	20% Senior Secured Note (Mat 12/31/16)*Ɨ	500,000	—
Tzfat Spirits of Israel, LLC	55,000	Class A Membership Units*Ɨ	101,019	25,000
WaferGen Bio-Systems, Inc.	200,000	Common Stock*	198,000	146,760
WaferGen Bio-Systems, Inc.	200,000	Warrants*	2,000	—
Windstream Holdings Inc.	1,666	Common Stock	21,087	10,729

		TOTAL INVESTMENTS	$7,218,131	$5,747,808

Ɨ Restricted Security

* Indicates securities are not income producing

Mill City Ventures III, Ltd.

Portfolio Investments by Industry

As of December 31, 2015

Security Name	Industry	Date of Initial Investment	Investment	Quantity or Face Value	Cost	Fair Value	% of Total Assets

Creative Realities, Inc. *	Advertising	12/28/2015	Promissory Note	600,000	$600,000	$600,000
Creative Realities, Inc.*	Advertising	12/28/2015	Warrants	975,000	—	—
Creative Realities, Inc.*	Advertising	2/19/2015	Common Stock	1,071,429	—	243,750
					600,000	843,750	9.65%

Bio Life Solutions, Inc.*	Bio-technology	3/21/2014	Warrants	100,000	—	—
Combimatrix Corporation*	Bio-technology	5/6/2013	Warrants	413,934	—	—
					—	—	0.00%

Mix 1 Life, Inc.*	Consumer	2/6/2014	Promissory Note	500,000	500,000	500,000
Mix 1 Life, Inc.*	Consumer	3/9/2015	Promissory Note	250,000	250,000	250,000
Mix 1 Life, Inc.*	Consumer	8/7/2014	Common Stock	237,470	—	237,470
Tzfat Spirits of Israel, LLC*	Consumer	10/14/2013	Membership Units	55,000	101,019	25,000
					851,019	1,012,470	11.58%

Bravo Financial LLC*	Financial	9/1/2015	Promissory Note	500,000	500,000	500,000
Communication Sales & Leasing	Financial	4/24/2015	Common Stock	2,000	65,620	37,380
					565,620	537,380	6.15%

WaferGen Bio-Systems, Inc.*	Healthcare	4/24/2015	Common Stock	200,000	200,000	146,760
WaferGen Bio-Systems, Inc.*	Healthcare	4/24/2015	Warrants	200,000	—	—
					200,000	146,760	1.68%

Insite Software Solutions, Inc*	Information Technology	12/30/2013	Warrants	108,960	—	—
MAX 4G*	Information Technology	6/14/2013	Preferred Stock	300,000	150,000	300,000
Simulations Plus, Inc.*	Information Technology	10/25/2013	Common Stock	5,000	47,869	49,550
					197,869	349,550	4.00%

Calamos Convertible & High Income Fund	Investment Fund	11/5/2013	Common Stock	10,000	128,357	105,100

Powershares High Dividend Yield	Investment Fund	5/12/2014	Common Stock	10,000	253,510	210,000
Solar Senior Capital Ltd.	Investment Fund	1/16/2015	Common Stock	6,047	91,983	90,100
					473,850	405,200	4.64%

Bitesquad LLC*	Leisure & Hospitality	9/21/2015	Preferred Stock	60,000	780,000	780,000
DBR Phase III US Investors, LLC*	Leisure & Hospitality	2/7/2014	LP Units	761,050	761,050	761,050
The Igloo LLC*	Leisure & Hospitality	12/31/2014	Promissory Note	500,000	500,000	—
					2,041,050	1,541,050	17.63%

Discovery Communications Inc.	Media	1/23/2015	Common Stock	5,000	149,609	133,400	1.53%

Dala Petroleum, Inc.*	Oil & Gas	6/3/2014	Preferred Stock	500	500,000	—
Dala Petroleum, Inc.*	Oil & Gas	6/3/2014	Warrants	714,286	—	—
	Oil & Gas	12/22/2015	Promissory Note	5,195	5,195	—
Northern Capital Partners I, LP*	Oil & Gas	6/16/2014	Membership Units	500,000	500,000	444,208

Pacific Oil & Gas LLC*	Oil & Gas	6/1/2015	Promissory Note	25,000	25,000	—
Southern Plains Resources, Inc. *	Oil & Gas	3/14/2013	Common Stock	600,000	730,000	—
					1,760,195	444,208	5.08%

Educational Development Corporation*	Publishing	10/25/2013	Common Stock	2,300	25,212	25,461	0.29%

AT&T	Telecommunications	10/25/2013	Common Stock	5,000	175,260	172,050
CenturyLink, Inc.	Telecommunications	10/28/2013	Common Stock	5,000	157,360	125,800
Windstream Holdings Inc.	Telecommunications	11/6/2013	Common Stock	1,666	21,087	10,729
					353,707	308,579	3.53%

					$7,218,131	5,747,808	65.75%

(1) Comprised of 81,967 warrants with an exercise price of $1.97 per share, 81,967 warrants with an exercise price of $1.97 per share and 250,000 warrants with an exercise price of $3.12 per share.

* indicates that the portfolio investment is a “qualifying assets” under Section 55(a) of the Investment Company Act of 1940. Because the Company is a “business development company” under that Act, qualifying assets must represent at least 70% of the Company’s total assets at the time it acquires any non-qualifying assets.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

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

We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. Our objective is to obtain returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Currently, two of our five loans are in default. Three of our loans are current in required interest payments. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our investment portfolio investments at December 31, 2015 and December 31, 2014 were $5,747,808 and $7,171,509, respectively.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

NOTE 2 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator: Net Gain (Loss)	$(2,732,402)	$966,462
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,166,608
Basic and diluted net gain (loss) per common share	$(0.22)	$0.08

At December 31, 2015 and 2014, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3—COMMITMENTS AND CONTINGENCIES

On June 6, 2013, the Company entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2015 and December 31, 2014 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2016	$46,179
2017	50,311
2018	46,988
TOTAL	$143,478

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

On August 29, 2014, we purchased and retired 2,973 shares of common stock at a per-share price of $0.83.

On September 3, 2014, we purchased and retired 4,510 shares of common stock at a per-share price of $0.80.

On December 19, 2014, we purchased and retired 10,446 shares of common stock at a per-share price of $0.84.

At December 31, 2015, a total of 12,151,493 shares of common stock were issued and outstanding.

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

December 31, 2015 and 2014

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

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$172,050	$—	$—	$172,050
Calamos Convertible & High Income Fund	105,100	—	—	105,100
CenturyLink, Inc.	125,800	—	—	125,800
Communication Sales & Leasing	37,380	—	—	37,380
Discovery Communications Corporation	133,400	—	—	133,400
Educational Development Corp	25,461	—	—	25,461
Mix 1 Life, Inc	237,470	—	—	237,470
Simulation Plus Inc	49,550	—	—	49,550
Solar Senior Capital Ltd.	90,100	—	—	90,100
Powershares High Yield Dividend	210,000	—	—	210,000
WaferGen Bio-Systems	146,760	—	—	146,760
Windstream Holdings Inc.	10,729	—	—	10,729
Bitesquad LLC	—	—	780,000	780,000
Bravo Financial LLC	—	—	500,000	500,000
MAX 4G	—	—	300,000	300,000
Tzfat Spirits of Israel, LLC	—	—	25,000	25,000
DBR Phase III US Investors, LLC	—	—	761,050	761,050
Mix 1 Life, Inc	—	—	500,000	500,000
Mix 1 Life, Inc	—	—	250,000	250,000
Northern Capital, LP	—	—	444,208	444,208
Creative Realities	243,750	—	—	243,750
Creative Realities	—	—	600,000	600,000
Total	$1,587,550	$—	$4,160,258	$5,747,808

The change in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair Value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(1,235,987)
Net realized and unrealized gain	(1,235,987)
Purchases of portfolio investments	3,165,390
Sales of portfolio investments	(1,988,950)
Fair Value, December 31, 2015	$4,165,453
Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at
December 31, 2015	$(1,235,987)

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

Portfolio Investments

At December 31, 2015, we held investments in 18 eligible portfolio investments, which had an amortized cost of $6,175,345 and a fair value of $4,863,249. At December 31, 2014, we held investments in 11 eligible portfolio investments, which had an amortized cost of $4,946,019 and a fair value of $6,265,399.

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

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. (“Southern Plains”) common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, the Company entered into a subscription agreement with Southern Plains through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at December 31, 2015 was $730,000 and the fair value was $0.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C Convertible Preferred Stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the CombiMatrix 6% Series C shares to 34,994 shares of CombiMatrix common stock at $2.86 per share. An additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. Our cost for the CombiMatrix investment was $400,600 and the fair value at September 30, 2013 was $400,675. On November 21, 2013, we converted 300 shares of the CombiMatrix 6% series C shares to 104,983 shares of CombiMatrix common stock at $2.86 per share. An additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 Series D Convertible preferred shares of CombiMatrix Corporation for $1,000 per share for a total purchase price of $515,000 with a warrant to purchase up to 250,000 shares of common stock at an exercise price of $3.12 per share. Each Series D Convertible share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, we converted 515 Series D Convertible preferred shares into 250,000 shares of common stock. During the first quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the third quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix modified the conversion price of the 81,967 warrants at $3.77 per share and the 81,967 warrants at $3.55 to a $1.97 per share conversion price for the duration of the life of the warrants. The modification was made in accordance with anti-dilution price-protection provisions in the warrant. At December 31, 2015 the cost and fair value of the warrants was $0.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. (“MAX4G”) to purchase 300,000 shares of MAX4G's Series B Convertible Preferred Stock, $.001 par value per share, at $0.50 per share, for a total of $150,000. At December 31, 2015, the cost of the MAX4G investment was $150,000 and the fair value was $300,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC (“Tzfat”), to purchase 55,000 Class A Membership Units at $1.8367 per unit for a total of $101,019. At December 31, 2015, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we entered into a Promissory Note and Warrant Purchase Agreement with Insite Software Solutions, Inc. (“Insite Software”) and in connection therewith purchased a $750,000 promissory note and received a warrant to purchase 108,960 shares of Insite Software common stock at $0.01 per share. The warrant has a 10-year term expiring December 30, 2023. On April 27, 2015, we received the principal amount of $750,000 plus $5,825.34 in accrued interest in full on redemption of the promissory note. At December 31, 2015, the cost and fair value of the warrant was $0.

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. (“Mix 1 Life”) and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (post split). The warrant had a five-year term expiring February 6, 2019. On August 7, 2014, we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At December 31, 2015, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $237,470, respectively. Our former director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 Life as well as a 5% shareholder. Mr. Larson was appointed the Chief Financial Officer and a director of Mix 1 Life on June 24, 2014, after our initial investment in Mix 1 Life.

On February 7, 2014, we entered into a Purchase Agreement for $1,000,000 of limited liability company interests with DBR Phase III US Investors, LLC and in connection therewith funded a first capital call of $350,000. We funded a second capital call of $350,000 on May 9, 2014 and a final capital call on October 21, 2014 in the amount of $300,000. On December 3, 2015, we received $238,950 payment on the note plus $90,389 accrued interest. At December 31, 2015, the cost and fair value of the interests was $761,050.

On June 3, 2014, we entered into a subscription and warrant purchase agreement with Dala Petroleum Corporation (fka Westcott Products Corporation) (“Dala Petroleum”) to purchase 500 shares of Series A 6% Convertible Preferred Stock, $.01 par value per share, at $1,000 per share, for a total of $500,000 and received a warrant to purchase up to 714,286 shares of Dala Petroleum common stock at an exercise price of $1.35 per share. The preferred stock converts into common stock at $0.70. The warrant has a three-year term, expiring June 3, 2017. On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares until October 1, 2015. The company did not make the prescribed payment and has subsequently notified us of its inability to make the payment. The deferred dividend of $7,500 for each of the quarters ended June 30, September 30, and December 31,2015 was deemed uncollectible and removed from Dividend Income on the Statement of Operations as of December 31, 2015. At December 31, 2015, the cost and fair value of the preferred stock was $500,000 and $0, respectively, and the cost and fair value of the warrant was $0. Other holders of Dala Petroleum’s preferred stock have proposed a plan for additional funding for the company and reducing the conversion price of the preferred stock and associated warrants. There can be no assurance the plan for additional funding will be agreed upon by all preferred holders or that any additional financings would have a beneficial effect on Dala Petroleum’s operations or future prospects.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

On May 16, 2014, we entered into a Purchase Agreement for $500,000 of limited partnership interests with Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014. We funded a second capital call of $125,000 on August 26, 2014, a third capital call of $200,000 on October 21, 2014 and the fourth and final capital call of $125,000 on December 26, 2014. At December 31, 2015, the cost and fair value of the interests was $500,000 and $444,208, respectively.

On December 31, 2014, we entered into a Promissory Note Agreement for $500,000 with The Igloo, LLC (“The Igloo”) and in connection therewith funded a $500,000 promissory note. At December 31, 2015, the cost and fair value of the note was $500,000 and $0, respectively. The Igloo no longer operates the facility and has been blocked by the landlord, who has filed a lawsuit seeking monetary damages under The Igloo’s lease agreement. As of December 31, 2015, we were pursuing our rights under the note agreement with respect to a claim on certain collateral.

On February 19, 2015, we purchased a 12% convertible note from Creative Realities, Inc. for $1,000,000 principal amount. The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33 per share. In conjunction with the financing, we received a warrant to purchase up to 1,515,152 common shares at a conversion price of $0.38 per share. The warrant has a cashless conversion provision and expires February 17, 2020. On October 14, 2015 we received the principal amount of $1,000,000 plus $46,684.93 in accrued interest in full on redemption of the promissory note. On December 28, 2015, the warrants were exchanged for zero cost into 975,000 shares of common stock. At December 31, 2015, the cost and fair value of the common stock was $0 and $243,750, respectively..

On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1 Life. The note is due on March 13, 2016. At December 31, 2015, the cost and fair value of the note was $250,000. Our former director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 Life as well as a 5% shareholder.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC (“POG”) for $25,000 principal amount. The note plus accrued interest is due on December 31, 2015. At December 31, 2015, the cost and fair value of the note was $25,000 and $0, respectively. POG is a related entity to Dala Petroleum, another portfolio company, and has not been successful in deploying capital with the intended result of successful oil production. We believe due to financial constraints POG will not be able to meet its financial obligations to us.

On August 31, 2015, we entered into a promissory note agreement with Bravo Financial, LLC for $1,000,000 principal amount. A first advance in the amount of $500,000 was therein funded on September 1, 2015. The note bears 12% annual interest paid monthly in arrears and is due August 31, 2018. At December 31, 2015, the cost and fair value of the note was $500,000.

On September 21, 2015, we entered into purchase agreement with Bite Squad, LLC to purchase 60,000 shares of Series A Convertible Preferred Stock at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At December 31, 2015, the cost and fair value of the preferred stock was $780,000.

On October 21, 2015, we purchased 200,000 shares of Common Stock of WaferGen Bio-Systems Inc. at $1 per share, for a total of $200,000. We also received 200,000 warrants which convert to common at $1.44 per share and expire October 21, 2020. At December 31, 2015, the cost of the common stock was $200,000 and fair value was $146,760, and the cost and fair value of the warrant was $0.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

On December 24, 2015, we purchased 804 shares of Common Stock of Simulations Plus Inc. at $9.25 per share, for a total of $7,759 On December 29 we added 1,996 shares to our holdings at $9.60 per share for a total of $19,224. On December 30 we added 2,200 shares to our holdings at $9.60 per share for a total of $21,186, bringing our total holdings to 5,000 shares at December 31, 2015. At December 31, 2015, the cost and fair value of the common stock was $47,869 and $49,550, respectively.

On December 31, 2015, we purchased 2,300 shares of Common Stock of Educational Development Corporation at $10.93 per share, for a total of $25,212. At December 31, 2015, the cost and fair value of the common stock was $25,212 and $25,461, respectively.

On December 28, 2015, we purchased a 14% convertible note from Creative Realities, Inc. for $600,000 principal amount. The note bears 12% annual interest paid monthly in arrears plus 2% annual interest payable in additional principal at the term of the note. The note is due April 15, 2017. The outstanding principal amount is convertible into common stock at $0.28 per share. In conjunction with the financing, we received a warrant to purchase up to 1,071,429 common shares at a conversion price of $0.28 per share. The warrant has a cashless conversion provision and expires December 28, 2020. At December 31, 2015, the cost and fair value of the convertible note was $600,000.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2015, approximately 85% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our coverage ratio was 100%.

NOTE 7—INCOME TAXES

We plan to be regulated as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, we have not elected to be treated as a RIC. Once we have elected RIC status, we will be required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company did not have any taxable income for the year ended December 31, 2015.

NOTE 8—SUBSEQUENT EVENTS

On March 17, 2016, the Company entered into a Settlement and Forbearance Agreement involving Christopher M. Gentz, Jr., the guarantor of the $500,000 debt owed by The Igloo, LLC to the Company.  The terms of the agreement provide that the Company forbears from commencing or continuing legal action to recover such debt until August 1, 2016, unless a forbearance event of defaults occurs under the agreement and contemplates the assignment of the Company’s rights claims and interests against Mr Gnetz and The Igloo LLC to a third party in consideration for payments as follows: (i) $15,000 by March 31, 2016; (ii) $50,000 by May 1, 2016; and (iii) $70,000 by August 1, 2016. The settlement payments will be recorded upon receipt of cash due to the uncertainty of receipt.

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 8—SUBSEQUENT EVENTS – (continued)

On January 22, 2016, we received $434,195 from DBR Phase III US Investors, LLC. The payment represented a $418,750 principal payment on the note plus $15,445 accrued interest. On March 22, we received a final principal payment from DBR for $342,300 and accrued interest of $6,316. The note and accrued interest have now been paid in full.

We have agreed in principal to extend both notes ($500,000 and $250,000) owed by Mix 1 Life, Inc. We have received accrued and 30 day forward interest on these notes and are finalizing an extension agreement.

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

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2015.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	56	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	46	Director and Chief Financial Officer
Howard Liszt	69	Director
Lyle Berman	74	Director
Laurence Zipkin	74	Director

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

Joseph A. Geraci, II co-founded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II, LP, each a Minnesota limited partnership that invested directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota.  Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

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

Lyle Berman is a 1964 graduate of the University of Minnesota with a degree in Business Administration. Mr. Berman began his career with Berman Buckskin, his family's leather business. He helped grow the business into a major specialty retailer with 27 outlets. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B'nai B'rith "Great American Traditions Award." In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Since January 2005, Mr. Berman has also served as Chairman of the Board of Pokertek, Inc.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Messrs. Polinsky and Geraci, the Board of Directors considered their significant experience, expertise and background with regard to investing in general and the Company in particular. With regard to Mr. Berman, the Board of Directors considered his background and experience with the public securities markets and his former employment and experience in operational capacities. With regard to Mr. Liszt, the Board of Directors considered his experience on other boards of public companies, his past experience in the communications and advertising fields, and his organizational experience. With regard to Mr. Zipkin, the Board of Directors considered his knowledge, experience and skills in the finance, public securities and investment banking fields.

Code of Ethics

Our Board of Directors adopted a Code of Ethics on August 5, 2008, and revised March 6, 2013. The Code of Ethics includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.  Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 328 Barry Ave. S., Suite 210, Wayzata, MN 55391.

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

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2015.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee and a Valuation Committee. The members of the Audit Committee are Laurence Zipkin, Howard Liszt and Lyle Berman., each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Berman currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee a copy of which is available at the Company’s website at http://www.millcityventures3.com. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The board has determined that Mr. Berman is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Berman’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

The members of the Compensation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Zipkin currently serves as chair of the Compensation Committee. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals. The board has adopted a charter for the Compensation Committee, a copy of which is available at http//www.millcityventures3.com.

The members of the Valuation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Liszt currently serves as chair of the Valuation Committee. The Valuation Committee is responsible for approving the fair value of debt and equity securities comprising the Company’s investment portfolio pursuant to the Company’s written valuation policy and procedures.

Of the directors presently serving on the board, Messrs. Berman, Liszt and Zipkin are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and “non-interested” persons as that term is defined in the 1940 Act. Our company is not, however, subject to the Nasdaq listing standards because its common stock is not listed for trading on any Nasdaq market tier.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2015.

ITEM 11  EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2015 and 2014 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Douglas M. Polinsky,	2015	$50,000	$0	$—	$50,000
Chief Executive Officer	2014	$50,000	$0	$100,000	$150,000
Joseph A. Geraci, II,	2015	$100,000	$0	$—	$100,000
Chief Financial Officer	2014	$100,000	$0	$100,000	$200,000

Employment Agreements with Executives

We had employment agreements with each of Messrs. Polinsky and Geraci. These employment agreements expired by their terms on March 25, 2016. The terms of the expired agreements are discussed below. We currently believe that we will enter into new agreements similar in substance and form to the agreements described below.

Mr. Polinsky’s Employment Agreement

Mr. Polinsky’s agreement had a three-year term as our Chief Executive Officer and co-manager of the investment portfolio of the Company, and he received an annual base salary of $50,000, subject to increase by our board’s Compensation Committee on an annual basis. Mr. Polinsky was also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Polinsky’s base salary, as approved by the Compensation Committee. Mr. Polinsky also was eligible to receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Polinsky during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equaled 20% of the net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation was calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation, among themselves, were to determine the manner in which they would participate in such compensation. Mr. Polinsky was also entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company agreed that if it were to fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation would be calculated as if the Company had at all times qualified as a regulated investment company.

Mr. Polinsky is prohibited from disclosing confidential information of the Company, and agreed not to solicit any employees of the Company during the term of the employment agreement and for a period of 12 months thereafter. Mr. Polinsky’s agreement contained other customary terms and conditions.

By its terms the employment agreement with Mr. Polinsky expired on March 25, 2016.

Mr. Geraci’s Employment Agreement

Mr. Geraci’s employment agreement had a three-year as the Company’s Chief Financial Officer and co-manager of the investment portfolio of the Company. Mr. Geraci received an annual base salary of $100,000, subject to increase by the board’s Compensation Committee on an annual basis. Mr. Geraci was also eligible for an annual cash bonus at the conclusion of each fiscal year up to Mr. Geraci’s base salary, as approved by the Compensation Committee. Mr. Geraci was also eligible to receive an amount of the Company’s net income each fiscal year which, when aggregated with the foregoing base salary and annual bonuses, if any, paid with respect to such fiscal year, and any other perquisites or benefits paid to Mr. Geraci during such fiscal year, together with all compensation (including any perquisites and benefits) paid to all other officers and employees of the Company, equaled 20% of the net income of the Company after taxes for such fiscal year (the “Profit Sharing Compensation”). Profit-Sharing Compensation was calculated based upon the completed audited financials of the Company for the applicable fiscal year and paid as soon as practicable following the completion of such audit. Company officers and employees eligible to receive any Profit-Sharing Compensation, among themselves, were to determine the manner in which they would participate in such compensation. Mr. Geraci was also entitled to reimbursements for all reasonable and appropriate business expenses incurred in connection with the performance of his duties. The Company agreed that, if it were to fail to qualify as a regulated investment company for any reason under the Internal Revenue Code, net income of the Company for purposes of the Profit Sharing Compensation would be calculated as if the Company had at all times qualified as a regulated investment company.

Mr. Geraci is prohibited from disclosing confidential information of the Company, and agreed not to solicit any employees of the Company during the term of the employment agreement and for a period of 12 months thereafter. Mr. Geraci’s agreement contained other customary terms and conditions.

By its terms the employment agreement with Mr. Geraci expired on March 25, 2016.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2015 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2015, we paid a total of $55,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, III	2015	—	—
Douglas M. Polinsky	2015	—	—
Christopher Larson (resigned November 18, 2015)	2015	$15,000	$15,000
Howard P. Liszt	2015	$20,000	$20,000
Laurence S. Zipkin	2015	$20,000	$20,000

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 15, 2016
(on which date there were 12,151,493 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive ( see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 328 Barry Avenue S., Suite 210, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	552,358	4.5%
Joseph A. Geraci, II (3)	566,130	4.7%
Howard Liszt (4)	—	*
Lyle Berman (5)	—	*
Laurence Zipkin (6)	—	*
Neal Linnihan	2,500,000	20.6%
Scott and Elizabeth Zbikowski (7)	1,865,000	15.3%
Ervin Kramer	1,087,728	8.9%
Donald Schreifels	1,060,001	8.7%
David Bester	1,000,000	8.2%
Patrick Kinney (8)	942,278	7.8%
William Hartzell	650,000	5.3%
All current directors and executive officers as a group (9) (five persons)	828,433	6.8%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.
(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).
(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 258,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.
(4)	Mr. Liszt is a director of the Company.
(5)	Mr. Berman is a director of the Company.
(6)	Mr. Zipkin is a director of the Company.
(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.
(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.
(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Larson and Zipkin.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

On February 6, 2014, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement with Mix 1 Life, Inc. and in connection therewith purchased a $500,000 senior secured convertible promissory note and received a warrant to purchase up to 1,600,000 shares of Mix 1 Life common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share (after giving effect to a Mix 1 reverse stock split). The warrant has a five-year term expiring February 6, 2019. On August 7, 2014 we elected to exercise, on a cashless basis, our warrants into 1,121,912 shares of Mix 1 common stock. On September 11, 2014, a 1-for-3 reverse split on those common shares reduced our holdings to 373,971 common shares. At December 31, 2014, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $1,958,399, respectively. Our director Mr. Larson is currently the Chief Financial Officer, director and 5% shareholder of Mix 1 Life, Inc. Mr. Larson was appointed Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1 Life. More recently on March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 Life, Inc. for $250,000 principal amount. At closing, 12 months of interest was prepaid by Mix 1. The note is due on March 13, 2016. Our former director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 Life as well as a 5% shareholder. On March 17, 2016, we agreed to extend the maturity date of the Mix 1 Life notes for a 30 day period to April 16, 2016, and the Company has continued to receive payments of accrued interest on such notes.

Our Chief Executive Officer and Chief Financial Officer jointly own 153,846 warrants to purchase share of common stock of Creative Realities Inc. at $0.70 per share that expire July 14, 2019. The warrant is held in the name of Lantern Advisors, LLC, a Minnesota limited liability company, which is controlled equally by Messrs. Polinsky and Geraci. The warrants were obtained through a debt financing provided by Lantern Advisors, July 16, 2014.

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

Director Independence

The Company currently has four directors, three of whom—Messrs. Liszt and Zipkin, are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. None of our independent directors are “interested persons” as that term is defined in the Investment Company Act. The Company is not subject to those listing standards, however, because its common stock is not listed for trading on a Nasdaq market. Based upon information requested from each such director concerning his background, employment and affiliations, the board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2015	2014
Audit Fees	$49,694	$39,729
Audit-Related Fees	—	—
Tax Fees	8,200	—
Total	$57,894	$39,729

Audit Fees.   The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2015 and 2014 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Employment Agreement with Joseph A. Geraci II, dated effective March 25, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.2	Employment Agreement with Douglas M. Polinsky dated effective March 25, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.3	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.4	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.5	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.6	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.7	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.8	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.9	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.10	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.11	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.12	Senior Secured Promissory Note of Mix 1 Life, Inc. dated effective March 13, 2015 Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015
14	Code of Ethics*
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______________

*	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 30, 2016
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 30, 2016
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 30, 2016
Lyle Berman

/s/ Howard Liszt	Director	March 30, 2016
Howard Liszt

/s/ Laurence Zipkin	Director	March 30, 2016
Laurence S. Zipkin

