Form 10-Q
period 2016-03-31
Mill City Ventures III, Ltd
filed 2016-05-16
CIK 1425355

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549 FORM  10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]	Accelerated filer	[ ]
Non-accelerated filer	(Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2016, there were 12,151,493 shares of the issuer’s common stock, $0.001 par value, outstanding.

 Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mill City Ventures III, Ltd.

Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
Investments, at fair value
Non-control / Non-affiliate investments (cost of $6,452,617 and $7,218,131, respectively)	$5,563,944	$5,747,808

Cash	3,131,599	2,980,659
Prepaid expenses	15,309	43,808
Interest and dividends receivable	6,135	23,840
Leasehold improvements, net	21,746	23,773
Property and equipment, net	13,036	14,222
Total Assets	$8,751,769	$8,834,110

LIABILITIES
Current Liabilities
Accounts payable	$20,115	$10,431
Payable for purchases of investments	—	65,622
Deferred interest income	—	5,645
Deferred rent	11,206	11,124
Total Current Liabilities	31,321	92,822

Total Liabilities	31,321	92,882

SHAREHOLDERS EQUITY

Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,160,321)	(1,099,927)
Accumulated undistributed net realized gains on investment transactions	59,297	601,392
Net unrealized depreciation in value of investments	(888,674)	(1,470,323)
Total Shareholders’ Equity	8,720,448	8,741,288

Total Liabilities and Shareholders’ Equity	$8,751,769	$8,834,110

Net Asset Value Per Common Share	$0.72	$0.72

See accompanying notes to financial statements

Mill City Ventures III, Ltd.

Statement of Operations

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Investment Income
Interest income	$70,041	$138,526
Dividend income	16,282	25,318
Total Investment Income	86,323	163,844
Operating Expenses
Professional fees	40,007	51,397
Payroll expense	41,409	41,474
Insurance expense	21,357	24,564
Occupancy	24,175	22,799
Directors’ fees expense	13,956	15,000
Depreciation and amortization expense	3,212	3,212
Other general and administrative expenses	2,601	4,795
Total Operating Expenses	146,717	163,241
Net Investment Income (Loss)	(60,394)	603
Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	(542,095)	146,853
Net change in unrealized appreciation on investments	581,649	5,723
Net Realized and Unrealized Gain on Investments	39,554	152,576
Net Increase (decrease) in Net Asset Value Resulting from Operations	$(20,840)	$153,179
Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.00	$0.01
Weighted-average number of common shares outstanding	12,151,493	12,151,493

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flow from operative activities:
Net increase in net asset value resulting from operations	$(20,840)	$153,179
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation on investments	(581,649)	(5,723)
Net realized (gain) loss on investments	542,095	(146,853)
Payments for purchases of investments	(749,146)	(1,816,399)
Proceeds from sales of investments	972,565	445,805
Depreciation and amortization expense	3,212	3,212
Changes in operating assets and liabilities:
Prepaid expenses	28,499	24,209
Receivable from sale of investments	—	41,918
Interest and dividends receivable	17,705	(40,753)
Accounts payable	9,684	(9,656)
Deferred interest income	(5,645)	28,145
Deferred rent	82	242
Payable for investment purchase	(65,622)	—

Net cash provided (used) in operating activities	150,940	(1,322,674)

Net increase (decrease) in cash	150,940	(1,322,674)
Cash, beginning of the period	2,980,659	4,105,911
Cash, end of the period	$3,131,599	$2,783,237

See accompanying notes to financial statements.

Mill City Ventures III, Ltd .

Financial Highlights (unaudited)

Three Months Ended March 31, 2016
Per Share Data
Net asset value at beginning of the period	$0.72
Net investment income	0.00
Net realized and unrealized gains	0.00
Net asset value at end of period	$0.72

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.46
Shares outstanding at end of period	12,151,493
Average weighted shares outstanding for period	12,151,493
Net assets at end of period	$8,720,448
Average net assets (1)	$8,718,010
Portfolio turnover rate (2)	8.25%
Ratio of operating expenses to average net assets (2)	(6.65)%
Ratio of net investment income to average net assets (2)	(2.78)%
Ratio of realized gains to average net assets (2)	(22.92)%

(1)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(2)	Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of March 31, 2016

Portfolio Company	Quantity or Face Value	Description of Securities	Cost	Fair Value

AT&T	5,000	Common Stock	$175,260	$195,850
Bio Life Solutions, Inc.	100,000	$4.70 Cashless Warrants (Exp 3/20/21)*	—	—
Bitesquad.com, LLC	60,000	Series B Convertible Preferred Stock*Ɨ	780,000	780,000
Bravo Financial LLC	500,000	12% Promissory Note (Mat 12/31/15)Ɨ	500,000	500,000
Calamos Convertible & High Income Fund	10,000	Closed End Fund	128,357	103,900
CenturyLink, Inc.	5,000	Common Stock	157,360	159,800
Combimatrix Corporation	5,464	$29.55 Cashless Warrants (Exp 5/6/19)*	—	—
	5,464	$29.55 Cashless Warrants (Exp 6/28/19)*	—	—
	16,666	$46.80 Cashless Warrants (Exp 12/19/18)*	—	—
Communication Sales & Leasing Inc.	2,000	Common Stock	65,620	44,500
Creative Realities, Inc.	603,000	14% Convertible Promissory Note (Mat 4/15/17)Ɨ	603,000	603,000
	975,000	Common Stock	—	243,750
	1,071,429	$0.32 Cashless Warrants (Exp12/28/20)*	—	—
Dala Petroleum, Inc.	500	Series A 6% Convertible Preferred Stock*	500,000	—
	714,286	$1.35 Cashless Warrants (Exp 6/3/17)*	—	—
	35,195	12% Promissory Note (Mat 12/22/16)*	35,195	—
Discovery Communications Inc.	5,000	Common Stock Series A	149,609	143,150
Educational Development Corporation	29,147	Common Stock	307,881	408,933
Insite Software Solutions, Inc	108,960	$0.01 Warrants (Change of Control) (Exp 12/30/23)*Ɨ	—	—
MAX 4G	300,000	Series B Convertible Preferred Stock*Ɨ	150,000	300,000
Mix 1 Life, Inc.	500,000	12% Convertible Promissory Note (Mat 2/6/16)Ɨ	500,000	500,000
	250,000	12% Promissory Note (Mat 3/13/16)Ɨ	250,000	250,000
	227,470	Common Stock*	—	136,482
Northern Capital Partners I, LP	500,000	Membership Units*Ɨ	500,000	444,208
OTC Markets Group Cl A	19,074	Common Stock	297,381	321,397
Pacific Oil & Gas LLC	25,000	12% Promissory Note (Mat 12/31/15)*Ɨ	25,000	—
QC Holdings Inc.com	15,000	Common Stock	10,655	10,500
Simulations Plus, Inc.	18,639	Common Stock	173,310	164,578
Solar Senior Capital Ltd	6,047	Common Stock	91,983	88,165
Southern Plains Resources, Inc.	600,000	Common Stock*Ɨ	730,000	—
Tzfat Spirits of Israel, LLC	55,000	Class A Membership Units*Ɨ	101,019	25,000
WaferGen Bio-Systems, Inc.	199,900	Common Stock*	199,900	127,936
WaferGen Bio-Systems, Inc.	200,000	Warrants*	—	—
Windstream Holdings Inc.	1,666	Common Stock	21,087	12,795

		Total Investments	$6,452,617	$5,563,944

Ɨ Restricted security

* Indicates securities are not income producing

Mill City Ventures III, Ltd .
As of March 31, 2016

Security Name	Industry	Date of Initial Investment	Investment	Quantity or Face Value	Cost	Fair Value	% of Net Assets

Creative Realities, Inc.*	Advertising	12/28/2015	Promissory Note	603,000	$603,000	$603,000
Creative Realities, Inc.*	Advertising	12/28/2015	Warrants	1,071,429	—	—
Creative Realities, Inc.*	Advertising	12/28/2015	Common Stock	975,000	—	243,750
					603,000	846,750	9.71%

Bio Life Solutions, Inc.*	Bio-technology	3/21/2014	Warrants	100,000	—	—
Combimatrix Corporation* (1)	Bio-technology	5/6/2013	Warrants	27,594	—	—
					—	—	0.00%

Mix 1 Life, Inc.*	Consumer	2/6/2014	Promissory Note	500,000	500,000	500,000
Mix 1 Life, Inc*.	Consumer	3/13/2015	Promissory Note	250,000	250,000	250,000
Mix 1 Life, Inc.*	Consumer	8/7/2014	Common Stock	227,470	—	136,482
Tzfat Spirits of Israel, LLC*	Consumer	10/14/2013	Membership Units	55,000	101,019	25,000
					851,019	911,482	10.45%

Bravo Financial LLC*	Financial	9/1/2015	Promissory Note	500,000	500,000	500,000
Communication Sales & Leasing	Financial	4/24/2015	Common Stock	2,000	65,620	44,500
OTC Markets Group Cl A	Financial	1/8/2016	Common Stock	19,074	297,381	321,397
QC Holdings, Inc.	Financial	1/27/2016	Common Stock	15,000	10,655	10,500
					873,656	876,397	10.05%

WaferGen Bio-Systems, Inc.*	Healthcare	4/24/2015	Common Stock	199,900	199,900	127,936
WaferGen Bio-Systems, Inc.*	Healthcare	4/24/2015	Warrants	200,000	—	—
					199,900	127,936	1.47%

Insite Software Solutions, Inc *	Information Technology	12/30/2013	Warrants	108,960	—	—
MAX 4G *	Information Technology	6/14/2013	Preferred Stock	300,000	150,000	300,000
Simulations Plus, Inc.*	Information Technology	10/25/2013	Common Stock	18,639	173,310	164,578
					323,310	464,578	5.33%

Calamos Convertible & High Income Fund	Investment Fund	11/5/2013	Common Stock	10,000	128,357	103,900
Solar Senior Capital Ltd	Investment Fund	1/16/2015	Common Stock	6,047	91,983	88,165
					220,340	192,065	2.20%

Bitesquad LLC*	Leisure & Hospitality	9/21/2015	Preferred Stock	60,000	780,000	780,000
					780,000	780,000	8.94%

Discovery Communications Inc.	Media	1/23/2015	Common Stock	5,000	149,609	143,150	1.64%

Dala Petroleum, Inc.*	Oil & Gas	6/3/2014	Preferred Stock	500	500,000	—
Dala Petroleum, Inc.*	Oil & Gas	6/3/2014	Warrants	714,286	—	—
	Oil & Gas	12/22/2015	Promissory Note	35,195	35,195	—
Northern Capital Partners I, LP*	Oil & Gas	6/16/2014	Membership Units	500,000	500,000	444,208
Pacific Oil & Gas LLC*	Oil & Gas	6/1/2015	Promissory Note	25,000	25,000	—
Southern Plains Resources, Inc. *	Oil & Gas	3/14/2013	Common Stock	600,000	730,000	—
					1,790,195	444,208	5.09%

Educational Development Corporation*	Publishing	10/25/2013	Common Stock	29,147	307,881	408,933	4.69%

AT&T	Telecommunications	10/25/2013	Common Stock	5,000	175,260	195,850
CenturyLink, Inc.	Telecommunications	10/28/2013	Common Stock	5,000	157,360	159,800
Windstream Holdings Inc.	Telecommunications	11/6/2013	Common Stock	1,666	21,087	12,795
					353,707	368,445	4.23%

					$6,452,617	5,563,944	63.80%

(1)	Comprised of 5,464 warrants with an exercise price of $29.55 per share, 5,464 warrants with an exercise price of $29.55 per share and 16,666w arrants with an exercise price of $46.80 per share.
*	indicates that the portfolio investment is a “qualifying assets” under Section 55(a) of the Investment Company Act of 1940. Because the Company is a “business development company” under that Act, qualifying assets must represent at least 70% of the Company’s total assets at the time it acquires any non-qualifying assets.

 Mill City Ventures III, Ltd.

Notes to Financial Statements

March 31, 2016

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Mill City Ventures III, Ltd. (the “Company”) is an investment company that was incorporated in the State of Minnesota on January 10, 2006.

We are regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging growth or expansion stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. Our objective is to obtain returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, and owners and operators of businesses. We generally base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Interim Financial Information

The balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The financial information contained in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

In the normal course of business, we may utilize derivative financial instruments (principally options) in connection with trading activities. We record our derivative activities at fair value. Gains and losses from derivative financial instruments are included in net gain (loss) on investments in the statement of operations.

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

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the relevant security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non- accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our investment portfolio investments at March 31, 2016 and December 31, 2015 were $5,563,944 and $5,747,808, respectively.

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

NOTE 2—NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	For the Three Months Ended March 31,
	2016	2015
Numerator: Net increase (decrease) in net asset value resulting from operations	$(20,840)	$153,179
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net gain (loss) per common share	$0.00	$0.01

At March 31, 2016 and 2015, we did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three -month period ended March 31, 2016 was

$24,176.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2016	$34,917
2017	50,311
2018	46,988
TOTAL	$132,216

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

At March 31, 2016, a total of 12,151,493 shares of common stock were issued and outstanding.

NOTE 5—FAIR VALUE OF INVESTMENTS

Investment Risks

Our investments are subject to a variety of risks. Those risks include the following:

Market Risk

Market risk represents the potential loss that can be caused by a change in the fair value of the instrument.

Credit Risk

Credit risk represents the risk that we would incur if the counterparties failed to perform pursuant to the terms of their agreements with us.

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

The table below presents the balances of assets measured at fair value:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
AT&T	$195,850	$—	$—	$195,850
Calamos Convertible & High Income Fund	103,900	—	—	103,900
CenturyLink, Inc.	159,800	—	—	159,800
Communication Sales & Leasing, Inc.	44,500			44,500
Discovery Communications Corp.	143,150	—	—	143,150
Educational Development Corp.	408,933	—	—	408,933
Mix 1 Life, Inc.	136,482	—	—	136,482
OTC Markets Group Cl A	321,397			321,397
QC Holdings, Inc.	10,500			10,500
Simulations Plus, Inc.	164,578	—		164,578
Solar Senior Capital Ltd	88,165	—		88,165
WaferGen Bio-Systems	127,936	—	—	127,936
Windstream Holdings, Inc.	12,795	—	—	12,795
Bitesquad LLC	—	—	780,000	780,000
Bravo Financial LLC	—	—	500,000	500,000
Southern Plains Resources, Inc.	—	—	—	—
Max 4G, Inc	—	—	300,000	300,000
Tzfat Spirits of Israel, LLC	—	—	25,000	25,000
Mix 1 Life, Inc. Convertible Note	—	—	500,000	500,000
Mix 1 Life, Inc. Promissory Note	—	—	250,000	250,000
Creative Realities, Inc.	243,750	—	—	243,750
Creative Realities, Inc.	—	—	603,000	603,000
Northern Capital Partners I, LP	—	—	444,208	444,208

Total	$2,161,736	$—	$3,402,208	$5,563,944

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:	Fair Value
Fair value, December 31, 2015	$4,160,258
Realized loss on investments	(485,000)
Change in realized appreciation	470,000
Net realized and unrealized gain	(15,000)
Purchases of portfolio investments	30,000
Sale of portfolio investments	(776,050)
Payment in kind interest	3,000
Fair value, March 31, 2016	$3,402,208

Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at March 31, 2016	$470,000

Portfolio Investments

At March 31, 2016, we held investments in 17 eligible portfolio companies, which had an amortized cost of $5,663,340 and a fair value of $4,815,783. At December 31, 2015, we held investments in 18 eligible portfolio companies, which had an amortized cost of $6,175,345 and a fair value of $4,863,249.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. (“Southern Plains”) common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, we entered into a subscription agreement with Southern Plains through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at March 31, 2016 was $730,000 and the fair value was $0.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C convertible preferred stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the Series C preferred stock into 34,994 shares of CombiMatrix common stock at $2.86 per share and an additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. On November 21, 2013, we converted 300 shares of the series C preferred stock into 104,983 shares of CombiMatrix common stock at $2.86 per share and an additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 shares of Series D convertible preferred stock of CombiMatrix for $1,000 per share for a total purchase price of $515,000 together with a warrant to purchase up to 250,000 shares of common stock at an exercise price of $3.12 per share. Each Series D preferred share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, 2013, we converted all of our Series D preferred shares into 250,000 shares of common stock. During the quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix decreased the exercise price of all the 81,967 warrants issued in connection with the Series C preferred to $1.97 per share. The decrease was made in accordance with anti-dilution price-protection provisions in the warrants. On February 1, 2016 CombiMatrix affected a 1-for-15 share reverse split. On a post-split basis, our two warrants for 81,976 shares (issued in connection with the Series C preferred stock) each became warrants to purchase 5,464 shares at an exercise price of $29.55 and the warrant for 250,000 shares (issued in connection with the Series D preferred stock) became a warrant to purchase16,666 shares at an exercise price of $46.80. At March 31, 2016, the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. (“MAX4G”) to purchase 300,000 shares of MAX4G's Series B convertible preferred stock, at $0.50 per share, for a total of $150,000. At March 31, 2016, the cost of the MAX4G investment was $150,000 and the fair value was $300,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC (“Tzfat”), to purchase 55,000 Class A membership units at $1.8367 per unit for a total of $101,019. At March 31, 2016, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we purchased a $750,000 promissory note from Insite Software Solutions, Inc. (“Insite Software”) and received a warrant to purchase 108,960 shares of Insite common stock at $0.01 per share. The warrant has a 10-year term expiring December 30, 2023. On April 27, 2015, we received the principal amount of $750,000 plus $5,825.34 in accrued interest in full payment of amounts owing under the promissory note. At March 31, 2016, the cost and fair value of the warrant was $0.

On February 6, 2014, we purchased a $500,000 senior secured convertible promissory note from Mix 1 Life, Inc. (“Mix 1 Life”) and received a five-year warrant to purchase up to 1,600,000 shares of Mix 1 common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share after giving effect to the 1-for-3 share reverse split effected September 11, 2014.. On August 7, 2014, we elected to exercise, on a cashless basis, our warrants and convert them into 1,121,912 shares of common stock. On September 11, 2014, Mix 1 affected a 1-for-3 share reverse split on its common stock, reducing our holdings to 373,971 common shares. At March 31, 2016, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $136,482, respectively. Our former director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 as well as a 5% shareholder of that company. Mr. Larson was appointed the Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1. On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 in the principal amount of $250,000, with 12 months of interest prepaid by Mix 1. The note was due on March 13, 2016. At March 31, 2016, the cost and fair value of the note was $250,000. We have agreed in principle to extend both notes ($500,000 and $250,000) owed by Mix 1. Thus far, Mix 1 is current on agreed-upon interest payments through May 6, 2016.

On February 7, 2014, we purchased a $1,000,000 promissory note from DBR Phase III US Investors, LLC (“DBR Phase III”) and in connection therewith funded a first capital call of $350,000. We funded a second capital call of $350,000 on May 9, 2014 and a final capital call on October 21, 2014 in the amount of $300,000. On December 3, 2015, we received a $238,950 principal payment plus $90,389 of accrued interest. On January 22, 2016, we received $434,195 from DBR Phase III, representing a $418,750 principal payment plus $15,445 of accrued interest. On March 22, 2016, we received a final and full payment on the note from DBR Phase III for $342,300 in principal and $6,316 of accrued interest. The note and accrued interest have now been paid in full.

On June 3, 2014, we entered purchased 500 shares of Series A 6% convertible preferred stock from Dala Petroleum Corporation (“Dala”) at $1,000 per share, for a total of $500,000, and received a three-year warrant to purchase up to 714,286 shares of Dala common stock at an exercise price of $1.35 per share. The preferred stock converts into common stock at $0.70. On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares until October 1, 2015. Dala did not, however, make the prescribed payment and has subsequently notified us of its inability to make the payment. As a result, the deferred dividend of $7,500 for each of the quarters ended June 30, September 30, and December 31, 2015 was deemed uncollectible and removed from Dividend Income on the Statement of Operations as of December 31, 2015. At March 31, 2016, the cost and fair value of the preferred stock was $500,000 and $0, respectively, and the cost and fair value of the warrant was $0.. On March 18, 2016, we entered into an agreement with Dala Petroleum Corporation (“Dala”) whereby the original conversion price of the Series A convertible preferred stock was modified from $0.70 to $0.05.

On December 22, 2015 we purchased a $5,195 promissory note with Dala Petroleum Corporation (“Dala”). The note bears interest at 12% and is due on December 22, 2016. On February 17, 2016, an additional $30,000 promissory note was purchased, bearing 12% interest and due on February 17, 2017. At March 31, 2016 the cost and fair value of the note was $35,195 and $0.

On May 16, 2014, we entered into an agreement to purchase $500,000 of limited partnership interests in Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014, a second capital call of $125,000 on August 26, 2014, a third capital call of $200,000 on October 21, 2014, and the fourth and final capital call of $125,000 on December 26, 2014. At March 31, 2016, the cost and fair value of the interests was $500,000 and $444,208, respectively.

On December 31, 2014, we purchased a $500,000 promissory note from The Igloo, LLC (“The Igloo”). The Igloo no longer operates. On March 17, 2016, we entered into a Settlement and Forbearance Agreement involving Christopher M. Gnetz, Jr., the guarantor of the $500,000 promissory note. The terms of the agreement provide that we forbear from commencing or continuing legal action to recover the debt until August 1, 2016, unless a forbearance event of defaults occurs under the agreement, and contemplates the assignment of our rights claims and interests against Mr. Gnetz and The Igloo to a third party in consideration for payments as follows: (i) $15,000 by March 31, 2016; (ii) $50,000 by May 1, 2016; and (iii) $70,000 by August 1, 2016. On March 31, 2016, we received the $15,000 first payment. The Company has recognized a $485,000 realized loss on the settlement of this note. The settlement payments will be recorded upon receipt of cash, due to the uncertainty of receipt.

On February 19, 2015, we purchased a $1,000,000 convertible note from Creative Realities, Inc. (“Creative Realities”). The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33 per share. In connection with the financing, we received a five-year warrant to purchase up to 1,515,152 common shares at a conversion price of $0.38 per share. On October 14, 2015, we received the principal amount of $1,000,000 plus $46,684.93 in accrued interest in full payment of amounts owing under the promissory note. On December 28, 2015, the warrants were exchanged for zero cost into 975,000 shares of common stock. At March 31, 2016, the cost and fair value of the common stock was $0 and $243,750, respectively.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC (“POG”) in principal amount of $25,000. The note plus accrued interest is due on December 31, 2015. At March 31, 2016, the cost and fair value of the note was $25,000 and $0, respectively. POG is a related entity to Dala Petroleum, another portfolio company, and has not been successful in deploying capital with the intended result of successful oil production. We believe POG will not be able to meet its financial obligations to us.

On August 31, 2015, we entered into an agreement with Bravo Financial, LLC (“Bravo”) to loan Bravo up to $1,100,000 in principal amount. We funded a first advance in the amount of $500,000 on September 1, 2015. The associated promissory note bears 12% annual interest that is paid monthly in arrears and is due August 31, 2018. At March 31, 2016, the cost and fair value of the note was $500,000. Upon review of Bravo’s financial statements, we have declined a request from them to provide an additional advance under the agreement.

On September 21, 2015, we purchased 60,000 shares of Series A convertible preferred stock from BiteSquad, LLC at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At March 31, 2016, the cost and fair value of the preferred stock was $780,000.

On October 21, 2015, we purchased 200,000 shares of common stock of WaferGen Bio-Systems Inc. at $1.00 per share, for a total of $200,000. We also received a five-year warrant to purchase 200,000 common shares at $1.44 per share. On March 8, 2016, we sold 100 shares of the common stock at a realized loss of $40. At March 31, 2016, the cost of the common stock was $199,900 and fair value was $127,936, and the cost and fair value of the warrant was $0.

On December 24, 2015, we purchased 804 shares of common stock of Simulations Plus Inc. at $9.25 per share, for a total of $7,759 On December 29, 2015, we added 1,996 shares to our holdings at $9.60 per share for a total of $19,224. On December 30, 2015, we added 2,200 shares to our holdings at $9.60 per share for a total of $21,186. On January 22, 2016 we added 3,600 shares to our holdings at $10.77 per share for a total of $38,789. On February 5, 2016 we added 38.533 shares to our holdings through a dividend reinvestment option for a total of $430 and on February 8, 2016 we added 10,000 shares to our holdings at $8.62 per share for a total of $86,222, bringing our total holdings to 18,639 shares as of March 31, 2016. At March 31, 2016, the cost and fair value of the common stock was $173,310 and $164,578, respectively.

On December 31, 2015, we owned 2,300 shares of common stock of Educational Development Corporation at a cost of $10.93 per share, for a total of $25,212. From January 1 through March 31, 2016, we purchased a total of 26,847 common shares through open-market purchases at an aggregate cost of $282,669. At March 31, 2016 our total holdings were 29,147 shares and the cost and fair value was $307,881 and $408,933, respectively.

On December 28, 2015, we purchased a $600,000 promissory note from Creative Realities, Inc. The note bears 12% annual interest paid monthly in arrears plus 2% annual increase of principal at the maturity of the note. The note is due April 15, 2017. The outstanding principal amount is convertible into common stock at $0.28 per share. In conjunction with the financing, we received a five-year warrant to purchase up to 1,071,429 common shares at an exercise price of $0.28 per share. At March 31, 2016, the cost and fair value of the convertible note was $603,000.

From January 1 through March 31, 2016, we purchased a total of 19,074 common shares of OTC Markets Group Cl A through open-market purchases at an aggregate cost of $297,381. At March 31, 2016 the cost and fair value of these shares was $297,381 and $321,397, respectively.

On January 27, 2016, we purchased 5,000 shares of common stock of QC Holdings Inc. at $0.72 per share, for a total of $3,586. On January 28, 2016 we added 10,000 shares to our holdings for $0.71 per share for a total of $7,070, bringing our total holdings to 15,000 shares. At March 31, 2016 the cost and fair value or our total holdings was $10,656 and $10,500, respectively.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulator tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies (and certain other qualifying assets), and to maintain a coverage ratio of total net assets to total senior securities and borrowings (including accrued interest payable) of at least 200%. As of March 31, 2016, approximately 87% of our investments (by fair value at that date) were in private or small-cap public U.S.- based companies and our coverage ratio was 100%.

NOTE 7—INCOME TAXES

We plan to be taxed as a regulated investment company (“RIC”) and intend to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. Currently, however, we have not elected to be treated as a RIC. Upon our election to be taxed as a RIC, we will be required to distribute at least 90% of our investment company taxable income and we intend at that time to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to shareholders. Therefore, we have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8—SUBSEQUENT EVENTS

As of May 15, 2016 Mr. Gnetz has not complied with the terms of the forebearance and settlement agreement relating to our The Igloo, LLC investment. We did not receive the scheduled payment in the amount of $50,000 due May 1st 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2016 related to our year ended December 31, 2014.

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

The foregoing list is not exhaustive. In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 31, 2016 (related to our year ended December 31, 2015) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in the forward-looking statements pertaining to our company, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

General Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company focused on promoting and placing a poker-based game online and into casinos and entertainment facilities nationwide. We are regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”), and we plan to be taxed as a regulated investment company (“RIC”) although we have not made an election to be taxed as a RIC at this time.

Business Model and Strategy

As a BDC, we primarily focus on investing in, lending to and making managerial assistance available to privately held and publicly traded companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging- growth or expansion-stage companies.

Our future revenues will relate to the earnings we receive in the form of capital gains, interest dividends or other distributions from our portfolio investments. Our objective is to obtain superior returns from investments in securities and other investment opportunities available to BDC’s under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition.

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

Highlights for the Three Months Ended March 31, 2016

Investment Transactions

On January 22, 2016, we received $434,195 from DBR Phase III US Investors, LLC. The payment represented a $418,750 principal payment on a promissory note we purchased on February 7, 2014, plus $15,445 of accrued interest. On March 22, 2016, we received a final principal payment from the portfolio company for $342,300 in principal and $6,316 of accrued interest. The note and accrued interest have now been paid

From January 1 through March 31, 2016, we purchased a total of 26,847 shares of common stock of Educational Development Corporation through open-market purchases at an aggregate cost of $282,669. At March 31, 2016 our total holdings in the portfolio company were 29,147 shares of common stock having a cost and fair value of $307,881 and $408,933, respectively.

From January 1 through March 31, 2016, we purchased a total of 19,074 common shares of OTC Markets Group Cl A through open-market purchases at an aggregate cost of $297,381. At March 31, 2016 the cost and fair value of these shares was $297,381 and $321,397, respectively.

On January 27, 2016, we purchased 5,000 shares of common stock of QC Holdings Inc. at $0.72 per share, for a total of $3,586. On January 28, 2016 we added 10,000 shares to our holdings at $0.71 per share for a total of $7,070, bringing our total holdings to 15,000 shares. At March 31, 2016 the cost and fair value was $10,656 and $10,500, respectively.

Material Changes in Assets and Liabilities

Our prepaid expenses as of March 31, 2016 were $15,309 compared to $43,808 for the year ended December 31, 2015. The decrease relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our accounts payable as of March 31, 2016 were $20,115 compared to $10,431 for the year ended December 31, 2015. The decrease relates to a reduction in accounting and other professional fees.

Our interest and dividends receivable at March 31, 2016 were $6,135 compared to $23,840 for the year ended December 31, 2015. The decrease relates to our investments in DBR Phase III US Investors, LLC, Mix 1 Life Inc., and Creative Realities Inc.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Operating Expenses

	For the Three-Month Period Ended March 31,	For the Three-Month Period Ended March 31,
Item	2016	2015
Investment Income	$86,323	163,844
Operating Expenses:
Professional fees	40,007	51,397
Payroll expense	41,409	41,474
Occupancy expense	24,175	22,799
Insurance expense	21,357	24,564
Directors’ fees expense	13,956	15,000
Depreciation and amortization	3,212	3,212
Other general and administrative	2,601	4,795
Net Investment Gain (Loss)	$(60,394)	603

As the table above demonstrates, we incurred operating expenses of $146,717 and $163,241 for the three-month periods ended March 31, 2016 and 2015, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $40,007 for the three-month period ended March 31, 2016, compared to $51,397 for the three-month period ended March 31, 2015. The decrease in professional fees is primarily due to decreased legal fees.

Payroll expense and executive management compensation. During the three-month period ended March 31, 2016, we incurred $41,409 in payroll expense for our executive management compared to $41,474 incurred during the three-month period ended March 31, 2015.

Insurance expense. During the three-month period ended March 31, 2016, we incurred $21,357 in insurance expense compared to $24,564 for the three- month period ended March 31, 2015. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the three-month periods ended March 31, 2016 were $13,956 compared to $15,000 for the three-month period ended March 31, 2015. The decrease relates to the temporary vacancy in a director position beginning in November, 2015 and ending in late January, 2016.

Occupancy expense. Our occupancy expenses for the three-month periods ended March 31, 2016 and 2015 were $24,175 and $22,799.

Net Investment Income (Loss)

Net investment income (loss) represents the difference between investment income and operating expenses. Our net investment income (loss) for the three- month period ended March 31, 2016 and 2015 was ($60,394) and $603 respectively. The decrease was due to a reduction in our investment income due to our investments in Igloo, LLC, In-Site Software Solutions, Inc. and DBR Phase III US Investors, LLC.

Net Realized Gains (Losses), Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized losses on investments for the three-month period ended March 31, 2016 was ($542,095). This was primarily due to a net realized loss of $485,000 due to our settlement of the note with The Igloo, LLC and a $67,473 realized loss on our sale of Powershares High Dividend Yield

The net increase in net assets from changes in unrealized appreciation was $611,649 This was primarily due to the recapture of $500,000 from our investment in The Igloo, LLC, which had previously been written down to zero.

Summary cash flow data is as follows:

	Three Months Ended March 31 ,
	2016	2015
Cash flows provided (used) by :
Operating activities	$150,940	$(1,322,674)
Investing activities	—	—
Financing activities	—	—
Net increase (decrease) in cash	150,940	(1,322,674)
Cash, beginning of period	2,980,659	4,105,911
Cash, end of period	$3,131,599	$2,783,237

The cash provided in operating activities for the three-month period March 31, 2016 was primarily from our investment transactions, specifically our receipt of payment on the promissory note we purchased from DBR Phase III US Investors, LLC.

During the three months ending March 31, 2016, we used cash in operating activities for open-market purchases of common shares of Educational Development Corporation (aggregating to $307,881 of total acquisition costs), common shares of OTC Markets Group Class A (aggregating to $297,381 of total acquisition costs), and common shares of QC Holdings, Inc. (aggregating to $10,656 if total acquisition costs).

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
20

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

Certain Potential Conflicts of Interest

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what applicable BDC regulations generally describe as “affiliate transaction.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Presently, each of Messrs. Geraci and Polinsky have direct and indirect interests in Southern Plains Resources, Inc. We invested in Southern Plains Resources in March and July 2013.

In addition, our former director Christopher Larson has a direct interest in Mix 1 Life, Inc. (“Mix 1”) and served as that company’s Chief Financial Officer at the time of our initial investment in that company in February 2014 in the form of a convertible promissory note. We subsequently exercised a warrant, on a cashless basis, for the purchase of Mix 1 common stock in September 2014. Subsequent to our initial investment, Mr. Larson became a director of Mix 1. In March 2015, we purchased a second (non-convertible) promissory note from Mix 1 in the principal amount of $250,000. Mr. Larson resigned from our board in November 2015.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non- accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Further information on our critical accounting policies and use of estimates can be found in our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2016.

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

/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Dated: May 16, 2016

/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer

Dated: May 16, 2016

