Form 10-Q
period 2016-06-30
Mill City Ventures III, Ltd
filed 2016-08-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to _______

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

As of August 15, 2016, there were 12,151,493 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mill City Ventures III, Ltd.

Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Investments, at fair value
Non-control / Non-affiliate investments (cost of $6,875,137 and $7,218,131, respectively)	$5,685,735	$5,747,808
Cash	2,579,366	2,980,659
Prepaid expenses	77,331	43,808
Interest and dividends receivable	13,389	23,840
Leasehold improvements, net	19,719	23,773
Property and equipment, net	11,851	14,222
Total Assets	$8,387,391	$8,834,110

LIABILITIES

Current Liabilities
Accounts payable	$10,938	$10,431
Payable for purchases of investments	-	65,622
Deferred interest income	-	5,645
Deferred rent	11,288	11,124
Total Current Liabilities	22,226	92,822

Total Liabilities	$22,226	$92,822
Commitments and Contingencies (Note 3)

SHAREHOLDERS’ EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 common shares authorized; 12,151,493 and 12,151,493 issued and outstanding)	$12,151	$12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,223,690)	(1,099,927)
Accumulated undistributed net realized gains on investment transactions	68,111	601,392
Net unrealized appreciation in value of investments	(1,189,402)	(1,470,323)
Total Shareholders’ Equity (Net Assets)	$8,365,165	$8,741,288

Total Liabilities and Shareholders’ Equity	$8,387,391	$8,834,110

Net Asset Value Per Common Share	$0.69	$0.72

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment Income
Interest income	$56,119	117,796	$126,160	$256,322
Dividend income	23,609	29,285	39,891	54,603
Total Investment Income	79,728	147,081	166,051	310,925

Operating Expenses
Professional fees	45,477	36,071	85,484	87,468
Payroll expense	40,549	40,481	81,958	81,955
Insurance expense	18,730	21,610	40,087	46,174
Occupancy	14,428	22,819	38,604	45,618
Directors’ fees expense	15,000	15,000	28,956	30,000
Depreciation and amortization expense	3,212	3,212	6,424	6,424
Other general and administrative expenses	5,700	4,368	8,301	9,163
Total Operating Expenses	143,096	143,561	289,814	306,802
Net Investment Income (Loss)	(63,368)	3,520	(123,763)	4,123

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	8,814	139,290	(533,281)	286,143
Net change in unrealized appreciation (depreciation) on investments	(300,729)	(683,368)	280,921	(677,645)
Net Realized and Unrealized Gain (Loss) on Investments	(291,915)	(544,078)	(252,360)	(391,502)
Net Decrease in Net Assets Resulting from Operations	$(355,283)	(540,558)	$(376,123)	$(387,379)

Net Decrease in Net Assets Resulting from Operations per share:

Basic and diluted	$(0.03)	(0.04)	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding	12,151,493	12,151,493	12,151,493	12,151,493

See accompanying notes to financial statements.

 Mill City Ventures III, Ltd.

Statements of Changes in Net Assets

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Net Assets at Beginning of Period
	$8,741,288	$11,473,690
Net investment income (loss)	(123,763)	4,123
Net realized gain (loss) on investments	(533,281)	286,143
Net increase (decrease) in unrealized appreciation on investments	280,921	(677,645)
Net increase (decrease) in net assets resulting from operations	(376,123)	(387,379)
Total net decrease in net assets resulting from operations	(376,123)	(387,379)
Net Assets at End of Period	$8,365,165	$11,086,311

Accumulated undistributed net investment loss	$(1,223,690)	$(1,024,300)

Mill City Ventures III, Ltd.

Statements of Cash Flows

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net decrease in net asset value resulting from operations	$(376,123)	$(387,379)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation (depreciation) on investments	(280,921)	677,645
Net realized (gain) loss on investments	533,281	(286,143)
Payments for purchases of investments	(1,221,666)	(1,841,399)
Proceeds from sales of investments	1,031,379	1,442,595
Depreciation and amortization expense	6,425	6,424

Changes in operating assets and liabilities:
Prepaid expenses	(33,523)	(36,681)
Receivable from sale of investments	-	82,103
Interest and dividends receivable	10,451	(52,517)
Accounts payable	507	(23,457)
Deferred interest income	(5,645)	20,645
Deferred rent	164	564
Payable for investment purchase	(65,622)	-
Net cash used in operating activities	(401,293)	(397,600)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Purchases of leasehold improvements	-	-

Net cash used by investing activities	-	-

Net decrease in cash	(401,293)	(397,600)

Cash, beginning of the period	2,980,659	4,105,911
Cash, end of the period	$2,579,366	$3,708,311

See accompanying notes to financial statements.

Mill City Ventures III, Ltd.

Financial Highlights

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Per Share Data
Net asset value at beginning of the period	$0.72	$0.94
Net investment loss	(0.01)	0.00
Net realized and unrealized losses	(0.02)	(0.03)

Net asset value at end of period	$0.69	$0.91

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.47	$0.59
Shares outstanding at end of period	12,151,493	12,151,493
Average weighted shares outstanding for period	12,151,493	12,151,493
Net assets at end of period	$8,365,165	$11,086,311
Average net assets (1)	$8,670,320	$11,525,839
Portfolio turnover rate (2)	11.90%	12.52%
Ratio of operating expenses to average net assets (2)	(6.63)%	(2.49)%
Ratio of net investment income to average net assets (2)	(2.86)%	0.07%
Ratio of realized gains to average net assets (2)	(12.02)%	5.07%

(1) Based on the monthly average of net assets as of the beginning and end of each period presented.

(2) Ratios are annualized.

See accompanying notes to financial statements.

Mill City Ventures III, Ltd

Schedule of Investments

As of June 30, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% pik	4/15/2017	$606,000	$606,000	$606,000	7.24%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.97%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	12/31/2015	$500,000	500,000	500,000	5.98%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	0		—	25,000	(25,000)
	Secured Loan	12%	12/22/2016	$35,195	35,195	0		—	35,195	(35,195)
					60,195	0	0.00%	—	60,195	(60,195)

Total Debt Investments					$1,916,195	$1,856,000	22.19%	—	$60,195	$(60,195)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
Creative Realities, Inc.	Common Stock (8)	n/a	n/a	975,000	—	170,527		170,527	—	170,527
					—	170,527	2.04%	170,527	—	170,527
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	81,193		—	12,782	(12,782)
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	202,070	—	56,580		56,580	—	56,580
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					194,994	162,773	1.95%	56,580	88,801	(32,221)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	38,005	77,053	77,530	0.93%	521	44	477
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	57,800		—	7,820	(7,820)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	314,721		17,422	82	17,340
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	14,130		3,475	—	3,475
					373,656	386,651	4.62%	20,897	7,902	12,995
Healthcare
Sequenom Inc.	Common Stock (8)	n/a	n/a	20,000	29,222	18,274		—	10,948	(10,948)
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	149,900	149,900	123,083		—	26,817	(26,817)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					179,122	141,357	1.69%	—	37,765	(37,765)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	55,259		4,719	—	4,719
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	140,907		—	32,402	(32,402)
					373,850	496,166	5.93%	154,719	32,402	122,317
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	106,100		—	22,257	(22,257)
Solar Senior Capital Ltd.	Common Stock (9)	n/a	n/a	6,047	91,983	97,417		5,434	—	5,434
					220,340	203,517	2.43%	5,434	22,257	(16,823)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	60,000	780,000	780,000	9.32%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	126,150	1.51%	—	23,459	(23,459)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Ltd Partnership Units (8)	n/a	n/a	500,000	500,000	374,410		—	125,590	(125,590)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,730,000	374,410	4.48%	—	1,355,590	(1,355,590)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	428,467	5.12%	36,765	17,679	19,086

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	216,050		40,790	—	40,790
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	145,050		—	12,310	(12,310)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	36,193		2,052	—	2,052
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	69,450		—	13,640	(13,640)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	15,444		—	5,643	(5,643)
					470,938	482,187	5.76%	42,842	31,593	11,249

Total Equity Investments					$4,958,942	$3,829,735	45.78%	$488,285	$1,617,492	($1,129,207)

Total Cash, Restricted Cash and Cash Equivalents					$2,579,366	$2,579,366	30.83%	—	—	—

Total Investments, Cash, Restricted Cash and Cash Equivalents					$9,454,503	$8,265,101	98.80%	$488,285	$1,677,687	($1,189,402)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940,.

Mill City Ventures III, Ltd
Schedule of Investments
As of December 31, 2015

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% pik	4/15/2017	$600,000	$600,000	$600,000	6.86%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.58%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	12/31/2015	$500,000	500,000	500,000	5.72%	—	—	—
Leisure & Hospitality
The Igloo LLC	Secured Loan	20%	12/31/2016	500,000	500,000	—	0.00%	—	500,000	(500,000)
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$5,195	5,195	—		—	5,195	(5,195)
Pacific Oil & Gas LLC	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
					30,195	—	0.00%	—	30,195	(30,195)

Total Debt Investments					$2,380,195	$1,850,000	21.16%	—	$530,195	($530,195)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
Creative Realities, Inc.	Common Stock (8)	n/a	n/a	975,000	—	243,750		243,750	—	243,750
					—	243,750	2.79%	243,750	—	243,750
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	250,000	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	237,470	—	237,470		237,470	—	237,470
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					101,019	262,470	3.00%	237,470	76,019	161,451
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	37,380	0.43%	—	28,240	(28,240)
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	200,000	200,000	146,760		—	53,240	(53,240)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					200,000	146,760	1.68%	—	53,240	(53,240)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	5,000	47,869	49,550		1,681	—	1,681
					197,869	349,550	4.00%	151,681	—	151,681
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,100		—	23,257	(23,257)
Powershares High Dividend Yield	Common Stock (9)	n/a	n/a	10,000	253,510	210,000		—	43,510	(43,510)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	90,100		—	1,883	(1,883)
					473,850	405,200	4.64%	—	68,650	(68,650)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	60,000	780,000	780,000	8.92%	—	—	—
DBR Phase III US Investors, LLC	Limited Partnership Units (8)	n/a	n/a	761,050	761,050	761,050	8.71%	—	—	—
					1,541,050	1,541,050	17.63%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	133,400	1.53%	—	16,209	(16,209)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	500,000	500,000	444,208		—	55,792	(55,792)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,730,000	444,208	5.08%	—	1,285,792	(1,285,792)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	2,300	25,212	25,461	0.29%	249	—	249
Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	172,050		—	3,210	(3,210)
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	125,800		—	31,560	(31,560)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	10,729		—	10,358	(10,358)
					353,707	308,579	3.53%	—	45,128	(45,128)

Total Equity Investments					$4,837,936	$3,897,808	44.59%	$633,150	$1,573,278	($940,128)

Total Cash, Restricted Cash and Cash Equivalents					$2,980,659	$2,980,659	34.10%	—	—	—

Total Investments, Cash, Restricted Cash and Cash Equivalents					$10,198,790	$8,728,467	99.85%	$633,150	$2,103,473	($1,470,323)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940.

Mill City Ventures III, Ltd.

Notes to Financial Statements

June 30, 2016

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Mill City Ventures III, Ltd. (the “Company”) is an investment company that was incorporated in the State of Minnesota on January 10, 2006.

We are regulated as a BDC and plan to be taxed as a regulated investment company, although we currently have not elected this tax status. As a BDC, we primarily focus on investing in or lending to privately held and publicly traded companies and making managerial assistance available to such companies. A BDC may provide shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion stage companies. Our future revenues will relate to the earnings we receive from the sale of securities, dividends and interest from our portfolio investments. Our objective is to obtain returns from investments in securities and other investment opportunities available to business development companies under the 1940 Act. We intend to invest capital in portfolio companies for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We plan to identify potential investments through multiple sources, including private equity sponsors, investment bankers, brokers, and owners and operators of businesses. We will base our investment decisions on analyses of potential customers’ business operations and asset valuations as well as financing structure, utilizing risk management methods, pricing tools, due diligence methodologies and data management processes designed to help us assess risk, establish appropriate pricing, and maximize our return on investment. Subject to regulations set forth in the 1940 Act and applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

Interim Financial Information

The balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the financial statements not misleading.

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

Our investment portfolio investments at June 30, 2016 and December 31, 2015 were $5,685,735 and $5,747,808, respectively.

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

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	For the Three Months Ended June 30,
	2016	2015
Numerator: Net Decrease in Net Asset Value Resulting from Operations	$(355,283)	$(540,558)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net loss per common share	$(0.03)	$(0.04)

	For the Six Months Ended June 30,
	2016	2015
Numerator: Net Decrease in Net Asset Value Resulting from Operations	$(376,123)	$(387,379)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net loss per common share	$(0.03)	$(0.03)

At June 30, 2016 and 2015, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 3—COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and six month periods ended June 30, 2016 was $14,428 and $38,604.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2016	$23,655
2017	50,311
2018	46,988
TOTAL	$120,954

NOTE 4—SHAREHOLDERS’ EQUITY

Common stock

At June 30, 2016, a total of 12,151,493 shares of common stock were issued and outstanding.

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

The tables below presents the balances of assets measured at fair value:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
AT&T	$216,050	$-	$-	$216,050
Calamos Convertible & High Income Fund	106,100	-	-	106,100
CenturyLink, Inc.	145,050	-	-	145,050
Communication Sales & Leasing, Inc.	57,800	-	-	57,800
Discovery Communications Corporation	126,150	-	-	126,150
Educational Development Corp.	428,467	-	-	428,467
Escalade Inc.	81,193			81,193
Mix 1 Life, Inc.	56,580	-	-	56,580
MagicJack VocalTek Ltd.	36,193			36,193
Mitek Systems Inc.	55,259			55,259
National American University Holdings, Inc.	77,530			77,530
OTC Markets Group, Inc. Cl A	314,721	-	-	314,721
QC Holdings, Inc.	14,130			14,130
Sequenom Inc.	18,274			18,274
Simulations Plus Inc.	140,907	-	-	140,907
Solar Senior Capital Ltd	97,417	-	-	97,417
Tessco Technologies Inc.	69,450			69,450
WaferGen Bio-Systems	123,083	-	-	123,083
Windstream Holdings Inc.	15,444	-	-	15,444
Bitesquad.com, LLC	-	-	780,000	780,000
Bravo Financial, LLC	-	-	500,000	500,000
Southern Plains Resources, Inc.	-	-	-	-
MAX 4G, Inc.	-	-	300,000	300,000
Tzfat Spirits of Israel, LLC	-	-	25,000	25,000
Mix 1 Life, Inc.	-	-	500,000	500,000
Mix 1 Life, Inc.	-	-	250,000	250,000
Dala Petroleum Inc.	-	-	-	-
Northern Capital Partners I, LP	-	-	374,410	374,410
Creative Realities, Inc.	170,527	-	-	170,527
Creative Realities, Inc.	-	-	606,000	606,000
Total	$2,350,325	$-	$3,335,410	$5,685,735

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2015	$4,160,258
Total realized loss, net	(485,000)
Change in unrealized appreciation	400,202
Net realized and unrealized gain	(84,798)
Purchases of portfolio investments	30,000
Sale of portfolio investments	(776,050)
Payment in kind interest	6,000
Fair value, June 30, 2016	$3,335,410
Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at June 30, 2016	$(84,798)

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$177,600	$-	$-	$177,600
Calamos Convertible & High Income Fund	132,900	-	-	132,900
CenturyLink, Inc.	146,900	-	-	146,900
Communication Sales & Leasing,Inc.	49,440	-	-	49,440
Discovery Communications Corp.	166,300	-	-	166,300
Hi Crush Partners, LP	153,450	-	-	153,450
Windstream Holdings, Inc.	10,629	-	-	10,629
Solar Senior Capital Ltd	95,361	-	-	95,361
Powershares High Yield Dividend Fund	241,500	-	-	241,500
Pacific Oil & Gas, Inc.	-	-	25,000	25,000
Southern Plains Resources, Inc.	-	-	150,000	150,000
Max 4G	-	-	150,000	150,000
Tzfat Spirits of Israel, LLC	-	-	25,000	25,000
DBR Phase III US Investors, LLC	-	-	1,000,000	1,000,000
Mix 1 Life, Inc. Convertible Note	-	-	500,000	500,000
Mix 1 Life, Inc. Promissory Note	-	-	250,000	250,000
Mix 1 Life, Inc. Common Stock	1,460,523	-	-	1,460,523
Dala Petroleum Inc.	-	-	500,000	500,000
The Igloo, LLC	-	-	500,000	500,000
Creative Realities, Inc.	-	-	1,000,000	1,000,000
Northern Capital Partners I, LP	-	-	444,208	444,208
Total	$2,634,603	$-	$4,544,208	$7,178,811

 The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(205,792)
Net realized and unrealized loss	(205,792)
Purchases of portfolio investments	1,275,000
Sales of portfolio investments	(750,000)
Fair value, June 30, 2015	$4,544,208
Net unrealized losses included in the net increase in net assets resulting from operations relating to assets	$(205,792)

Level 3 Valuation Information

The estimated fair value of our Level 3 investments is determined on a quarterly basis by the Valuation Committee of our Board of Directors, pursuant to our Valuation Policy and Procedures. These policies and procedures generally require that we value our Level 3 equity investments at cost plus any accrued interest unless circumstances warrant a different approach. Our Valuation Policy and Procedures provide examples of these circumstances, such as when a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our Valuation Policy and Procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security held by the Company, or (iv) sale transactions involving comparable companies but only if further supported by a third-party valuation conducted by an independent and qualified professional.

When valuing preferred equity investments, we generally view intrinsic value as a key input. Intrinsic value means the value of any conversion feature (if the preferred investment is convertible) or the value of any liquidation or other preference. Discounts to intrinsic value may be applied in cases where the issuer’s financial condition is impaired or, in cases where intrinsic value relating to a conversion is determined to be a key input, for resale restrictions would apply to the securities issued upon conversion.

When valuing warrants, our Valuation Policy and Procedures indicate that value will generally be the difference between closing price of the underlying equity security and the exercise price, after applying an appropriate discount for restriction, if applicable, in situations where the underlying security is marketable. If the underlying security is not marketable, then intrinsic value will be considered consistent with the principles described above. Generally, “out-of-the-money” warrants will be valued at cost or zero.

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be the straight-line amortized face value of the debt unless justification for impairment exists.

No changes have been made to our Valuation Policy and Procedures during the reporting period.

Portfolio Investments

At June 30, 2016, we held investments in 22 eligible portfolio investments, which had an amortized cost of $6,051,720 and a fair value of $4,885,531. At December 31, 2015, we held investments in 18 eligible portfolio investments, which had an amortized cost of $6,175,345 and a fair value of $4,863,249.

On March 6, 2013, we entered into a purchase and sale agreement with Mill City Ventures II, LP, wherein we purchased 400,000 shares of Southern Plains Resources, Inc. (“Southern Plains”) common stock from Mill City Ventures II, LP for $420,000. On July 11, 2013, we entered into a subscription agreement with Southern Plains through a private placement of common stock to purchase an additional 200,000 shares of common stock at $1.55 per share for $310,000. Our cost of the Southern Plains investment at June 30, 2016 was $730,000 and the fair value was $0.

On May 3, 2013, we entered into a securities purchase agreement with CombiMatrix Corporation (“CombiMatrix”) to purchase Series C convertible preferred stock and warrants in two separate closings. In the May 6, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.77 per share. In the June 28, 2013 closing, we purchased 200 shares of Series C preferred stock convertible into common stock at $2.86 per share and warrants to purchase up to 81,967 common shares at an exercise price of $3.55 per share. On August 9, 2013, we converted 100 shares of the Series C preferred stock into 34,994 shares of CombiMatrix common stock at $2.86 per share and an additional 207 shares of common stock were issued in lieu of accrued dividend on the converted principal amount. On November 21, 2013, we converted 300 shares of the series C preferred stock into 104,983 shares of CombiMatrix common stock at $2.86 per share and an additional 3,710 shares of common stock were issued in lieu of accrued dividend on the converted principal balance. On December 18, 2013, we purchased 515 shares of Series D convertible preferred stock of CombiMatrix for $1,000 per share for a total purchase price of $515,000 together with a warrant to purchase up to 250,000 shares of common stock at an exercise price of $3.12 per share. Each Series D preferred share is convertible into common stock at $2.06 per share. The warrant has an expiration date of December 18, 2018. On December 19, 2013, we converted all of our Series D preferred shares into 250,000 shares of common stock. During the quarter ended March 31, 2014, we sold 204,850 shares of the common stock for $615,394, resulting in a realized gain of $193,403. During the quarter ended September 30, 2014, we sold the remaining 45,150 shares of the common stock for $61,252, resulting in a realized loss of $31,756. On February 13, 2015, CombiMatrix decreased the exercise price of all the 81,967 warrants issued in connection with the Series C preferred to $1.97 per share. The decrease was made in accordance with anti-dilution price-protection provisions in the warrants. On February 1, 2016 CombiMatrix affected a 1-for-15 share reverse split. On a post-split basis, our two warrants for 81,976 shares (issued in connection with the Series C preferred stock) each became warrants to purchase 5,464 shares at an exercise price of $29.55 and the warrant for 250,000 shares (issued in connection with the Series D preferred stock) became a warrant to purchase16,666 shares at an exercise price of $46.80. At June 30, 2016, the cost and fair value of the warrants was $0.

On May 29, 2013, we entered into a subscription and investment letter with MAX4G, Inc. (“MAX4G”) to purchase 300,000 shares of MAX4G's Series B convertible preferred stock, at $0.50 per share, for a total of $150,000. At June 30, 2016, the cost of the MAX4G investment was $150,000 and the fair value was $300,000.

On October 14, 2013, we entered into subscription agreement with Tzfat Spirits of Israel, LLC (“Tzfat”), to purchase 55,000 Class A membership units at $1.8367 per unit for a total of $101,019. At June 30, 2016, the cost and fair value of the Tzfat investment was $101,019 and $25,000, respectively.

On December 30, 2013, we purchased a $750,000 promissory note from Insite Software Solutions, Inc. (“Insite Software”) and received a warrant to purchase 108,960 shares of Insite common stock at $0.01 per share. The warrant has a 10-year term expiring December 30, 2023. On April 27, 2015, we received the principal amount of $750,000 plus $5,825.34 in accrued interest in full payment of amounts owing under the promissory note. At June 30, 2016, the cost and fair value of the warrant was $0.

On February 6, 2014, we purchased a $500,000 senior secured convertible promissory note from Mix 1 Life, Inc. (“Mix 1 Life”) and received a five-year warrant to purchase up to 1,600,000 shares of Mix 1 common stock at $0.50 per share. The note currently is convertible into shares of common stock at $1.08 per share after giving effect to the 1-for-3 share reverse split effected September 11, 2014. On August 7, 2014, we elected to exercise, on a cashless basis, our warrants and convert them into 1,121,912 shares of common stock. On September 11, 2014, Mix 1 affected a 1-for-3 share reverse split on its common stock, reducing our holdings to 373,971 common shares. At June 30, 2016, the cost and fair value of the promissory note was $500,000 and the cost and fair value of the common stock was $0 and $56,580, respectively. Our former director, Christopher Larson, is currently the Chief Financial Officer and a director of Mix 1 as well as a 5% shareholder of that company. Mr. Larson was appointed the Chief Financial Officer and a director of Mix 1 on June 24, 2014, after our initial investment in Mix 1. On March 13, 2015, we purchased a 12% senior secured promissory note from Mix 1 in the principal amount of $250,000, with 12 months of interest prepaid by Mix 1. The note was due on March 13, 2016. At June 30, 2016, the cost and fair value of the note was $250,000. We have agreed in principle to extend both notes ($500,000 and $250,000) owed by Mix 1. Thus far, Mix 1 is current on agreed-upon interest payments through June 30, 2016.

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

On June 3, 2014, we entered purchased 500 shares of Series A 6% convertible preferred stock from Dala Petroleum Corporation (“Dala”) at $1,000 per share, for a total of $500,000, and received a three-year warrant to purchase up to 714,286 shares of Dala common stock at an exercise price of $1.35 per share. The preferred stock converts into common stock at $0.70. On May 25, 2015, we entered into an agreement to defer the receipt of the quarterly dividend distribution on the preferred shares until October 1, 2015. Dala did not, however, make the prescribed payment and has subsequently notified us of its inability to make the payment. As a result, the deferred dividend of $7,500 for each of the quarters ended June 30, September 30, and December 31, 2015 was deemed uncollectible and removed from Dividend Income on the Statement of Operations as of December 31, 2015. At June 30, 2016, the cost and fair value of the preferred stock was $500,000 and $0, respectively, and the cost and fair value of the warrant was $0. On March 18, 2016, we entered into an agreement with Dala Petroleum Corporation (“Dala”) whereby the original conversion price of the Series A convertible preferred stock was modified from $0.70 to $0.05.

On December 22, 2015 we purchased a $5,195 promissory note with Dala Petroleum Corporation (“Dala”). The note bears interest at 12% and is due on December 22, 2016. On February 17, 2016, an additional $30,000 promissory note was purchased, bearing 12% interest and due on February 17, 2017. At June 30, 2016 the cost and fair value of the note was $35,195 and $0.

On May 16, 2014, we entered into an agreement to purchase $500,000 of limited partnership interests in Northern Capital Partners I, LP and in connection therewith funded a first capital call of $50,000 on June 16, 2014, a second capital call of $125,000 on August 26, 2014, a third capital call of $200,000 on October 21, 2014, and the fourth and final capital call of $125,000 on December 26, 2014. At June 30, 2016, the cost and fair value of the interests was $500,000 and $374,410 respectively.

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

On February 19, 2015, we purchased a $1,000,000 convertible note from Creative Realities, Inc. (“Creative Realities”). The note bears 12% annual interest paid monthly in arrears and is due August 18, 2016. The outstanding principal amount is convertible into common stock at $0.33 per share. In connection with the financing, we received a five-year warrant to purchase up to 1,515,152 common shares at a conversion price of $0.38 per share. On October 14, 2015, we received the principal amount of $1,000,000 plus $46,684.93 in accrued interest in full payment of amounts owing under the promissory note. On December 28, 2015, the warrants were exchanged for zero cost into 975,000 shares of common stock. At June 30, 2016, the cost and fair value of the common stock was $0 and $170,527, respectively.

On June 1, 2015, we purchased a 12% promissory note from Pacific Oil & Gas, LLC (“POG”) in principal amount of $25,000. The note plus accrued interest was due on December 31, 2015. POG is a related entity to Dala Petroleum, another portfolio company. On May 6, 2016, the POG note was restated and became an obligation of Dala Petroleum, including all interest accrued to date. The restated note bears interest at 12% and is due on December 31, 2016. At June 30, 2016, the cost and fair value of the note was $25,000 and $0, respectively.

On August 31, 2015, we entered into an agreement with Bravo Financial, LLC (“Bravo”) to loan Bravo up to $1,100,000 in principal amount. We funded a first advance in the amount of $500,000 on September 1, 2015. The associated promissory note bears 12% annual interest that is paid monthly in arrears and is due August 31, 2018. At June 30, 2016, the cost and fair value of the note was $500,000.

On September 21, 2015, we purchased 60,000 shares of Series A convertible preferred stock from BiteSquad.com, LLC at $13 per share, for a total of $780,000. The preferred stock converts to common at $13 per share. At June 30, 2016, the cost and fair value of the preferred stock was $780,000.

On October 21, 2015, we purchased 200,000 shares of common stock of WaferGen Bio-Systems Inc. at $1.00 per share, for a total of $200,000. We also received a five-year warrant to purchase 200,000 common shares at $1.44 per share. On March 8, 2016, we sold 100 shares of the common stock at a realized loss of $40. On May 13, 2016 we sold 50,000 shares of the common stock at a realized loss of $2,923. At June 30, 2016, the cost of the common stock was $149,900 and fair value was $123,083, and the cost and fair value of the warrant was $0.

On December 24, 2015, we purchased 804 shares of common stock of Simulations Plus Inc. at $9.25 per share, for a total of $7,759 On December 29, 2015, we added 1,996 shares to our holdings at $9.60 per share for a total of $19,224. On December 30, 2015, we added 2,200 shares to our holdings at $9.60 per share for a total of $21,186. On January 22, 2016 we added 3,600 shares to our holdings at $10.77 per share for a total of $38,789. On February 5, 2016 we added 38.533 shares to our holdings through a dividend reinvestment option for a total of $430 and on February 8, 2016 we added 10,000 shares to our holdings at $8.62 per share for a total of $86,222, bringing our total holdings to 18,639 shares as of June 30, 2016. At June 30, 2016, the cost and fair value of the common stock was $173,310 and $140,907, respectively.

On December 31, 2015, we owned 2,300 shares of common stock of Educational Development Corporation at a cost of $10.93 per share, for a total of $25,212. From January 1 through March 31, 2016, we purchased a total of 26,847 common shares through open-market purchases at an aggregate cost of $282,669. From April 1 through June 30, 2016, we purchased a total of 7,758 common shares through open-market purchases at an aggregate cost of $101,500. At June 30, 2016 our total holdings were 36,905 shares and the cost and fair value was $409,380 and $428,467, respectively.

On December 28, 2015, we purchased a $600,000 promissory note from Creative Realities, Inc. The note bears 12% annual interest paid monthly in arrears plus 2% annual increase of principal at the maturity of the note. The note is due April 15, 2017. The outstanding principal amount is convertible into common stock at $0.28 per share. In conjunction with the financing, we received a five-year warrant to purchase up to 1,071,429 common shares at an exercise price of $0.28 per share. At June 30, 2016, the cost and fair value of the convertible note was $606,000.

From January 1 through March 31, 2016, we purchased a total of 19,074 common shares of OTC Markets Group Cl A through open-market purchases at an aggregate cost of $297,381. At June 30, 2016 the cost and fair value of these shares was $297,381 and $314,721, respectively.

On January 27, 2016, we purchased 5,000 shares of common stock of QC Holdings Inc. at $0.72 per share, for a total of $3,586. On January 28, 2016 we added 10,000 shares to our holdings for $0.71 per share for a total of $7,070, bringing our total holdings to 15,000 shares. At June 30, 2016 the cost and fair value or our total holdings was $10,656 and $14,130, respectively.

From April 1 through June 30, 2016, we purchased a total of 7,929 common shares of Escalade, Inc. through open-market purchases at an aggregate cost of $93,975. At June 30, 2016 the cost and fair value of these shares was $93,975 and $81,193, respectively.

On April 7, 2016 we purchased 5,754 common shares of Magicjack Vocaltek Ltd at a cost of $34,141. At June 30, 2016 the cost and fair value of these shares was $34,141 and $36,193, respectively.

On April 7, 2016 we purchased 7,772 common shares of Mitek Systems, Inc. at a cost of $50,540. At June 30, 2016 the cost and fair value of these shares was $50,540 and $55,259, respectively.

From April 1 through June 30, 2016, we purchased a total of 38,005 common shares of National American University Holdings through open-market purchases at an aggregate cost of $77,053. At June 30, 2016 the cost and fair value of these shares was $77,053 and $77,530, respectively.

On April 7, 2016, we purchased 20,000 common shares of Sequenom, Inc. at a cost of $29,222. At June 30, 2016 the cost and fair value of these shares was $29,222 and $18,274, respectively.

From April 1 through June 30, 2016, we purchased a total of 5,000 common shares of Tessco Technologies Inc. through open-market purchases at an aggregate cost of $83,090. At June 30, 2016 the cost and fair value of these shares was $83,090 and $69,450, respectively.

NOTE 6—MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities of at least 200%. As of June 30, 2016, approximately 87% of our investments (by fair value at that date) were in private or small-cap public U.S.- based companies and our coverage ratio was 100%.

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

NOTE 8—SUBSEQUENT EVENTS

On August 1, 2016, we purchased an additional $50,000 of limited partnership interests in Northern Capital Partners I, LP.

On August 9, 2016, we purchased 40,000 Series A-2 Preferred Shares from Bitesquad.com, LLC for an aggregate purchase price of $600,000.

On August 1, 2016 we were notified that Igloo, LLC and it guarantor, Christopher M. Gnetz, would not meet their obligation under the terms of the Forbearance and Settlement Agreement dated March 17, 2016. On May 1, 2016 we received $15,000 under the Agreement. We intend to pursue the legal remedies available to us under the law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2016 related to our year ended December 31, 2015.

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

Highlights for the Six Months Ended June 30, 2016

Investment Transactions

On January 22, 2016, we received $434,195 from DBR Phase III US Investors, LLC. The payment represented a $418,750 principal payment on a promissory note we purchased on February 7, 2014, plus $15,445 of accrued interest. On March 22, 2016, we received a final principal payment from the portfolio company for $342,300 in principal and $6,316 of accrued interest. The note and accrued interest have now been paid.

From January 1 through June 30, 2016, we purchased a total of 34,605 shares of common stock of Educational Development Corporation through open-market purchases at an aggregate cost of $384,168, bringing our total holdings to 36,905 common shares. At June 30, 2016 the cost and fair value of these shares was $409,380 and $428,467, respectively.

From January 1 through June 30, 2016, we purchased a total of 19,074 common shares of OTC Markets Group Cl A through open-market purchases at an aggregate cost of $297,381. At June 30, 2016 the cost and fair value of these shares was $297,381 and $314,721, respectively.

.

On January 27, 2016, we purchased 5,000 shares of common stock of QC Holdings Inc. at $0.72 per share, for a total of $3,586. On January 28, 2016 we added 10,000 shares to our holdings at $0.71 per share for a total of $7,070, bringing our total holdings to 15,000 shares. At June 30, 2016 the cost and fair value was $10,655 and $14,130, respectively.

From April 1 through June 30, 2016, we purchased a total of 7,929 common shares of Escalade, Inc. through open-market purchases at an aggregate cost of $93,975. At June 30, 2016 the cost and fair value of these shares was $93,975 and $81,193, respectively.

On April 7, 2016 we purchased 5,754 common shares of Magicjack Vocaltek Ltd at a cost of $34,141. At June 30, 2016 the cost and fair value of these shares was $34,141 and $36,193, respectively.

On April 7, 2016 we purchased 7,772 common shares of Mitek Systems, Inc. at a cost of $50,540. At June 30, 2016 the cost and fair value of these shares was $50,540 and $55,259, respectively.

From April 1 through June 30, 2016, we purchased a total of 38,005 common shares of National American University Holdings through open-market purchases at an aggregate cost of $77,053. At June 30, 2016 the cost and fair value of these shares was $77,053 and $77,530, respectively.

On April 7, 2016 we purchased 20,000 common shares of Sequenom, Inc. at a cost of $29,222. At June 30, 2016 the cost and fair value of these shares was $29,222 and $18,274, respectively.

From January 1 through June 30, 2016, we purchased a total of 13,639 shares of common stock of Simulations Plus Inc. through open-market purchases at an aggregate cost of $125,441, bringing our total holdings to 18,639 common shares. At June 30, 2016 the cost and fair value of these shares was $173,310 and $140,907, respectively.

From April 1 through June 30, 2016, we purchased a total of 5,000 common shares of Tessco Technologies Inc. through open-market purchases at an aggregate cost of $83,090. At June 30, 2016 the cost and fair value of these shares was $83,090 and $69,450, respectively.

Material Changes in Assets and Liabilities

Our prepaid expenses as of June 30, 2016 were $77,331 compared to $43,808 for the year ended December 31, 2015. The increase relates to our annual insurance and fidelity bond premiums. These premiums will be amortized ratably over the covered period.

Our interest and dividends receivable at June 30, 2016 were $13,389 compared to $23,840 for the year ended December 31, 2015. The decrease relates to our investments in Insite Software Solutions, Inc, DBR Phase III US Investors, LLC, The Igloo LLC, Mix 1 Life Inc., and Creative Realities Inc.

Results of Operations for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Operating Expenses

	For the Six-Month Period Ended	For the Six-Month Period Ended
Item	June 30, 2016	June, 2015
Investment Income	$166,051	310,925
Operating Expenses:
Professional fees	85,484	87,468
Payroll expense	81,958	81,955
Occupancy expense	38,604	45,618
Insurance expense	40,087	46,174
Directors’ fees expense	28,956	30,000
Depreciation and amortization	6,424	6,424
Other general and administrative	8,301	9,163
Net Investment Gain (Loss)	$(123,763)	4,123

As the table above demonstrates, we incurred operating expenses of $289,814 and $306,802 for the six-month periods ended June 30, 2016 and 2015, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $85,484 for the six-month period ended June 30, 2016, compared to $87,468 for the six-month period ended June 30, 2015. The decrease in professional fees is due to decreased legal fees associated with the preparation of the Company’s filing requirements.

Insurance expense. During the six -month period ended June 30, 2016, we incurred $40,087 in insurance expense compared to $46,174 for the six -month period ended June 30, 2015. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Directors’ fees expense. Our directors’ fees expense for the six -month periods ended June 30, 2016 were $28,956 compared to $30,000 for the six -month period ended June 30, 2015. The decrease relates to the temporary vacancy in our third director position due to the resignation of Mr. Christopher Larson in December 2015.

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Operating Expenses

Item	For the Three-Month Period Ended June 30, 2016	For the Three-Month Period Ended June 30, 2015
Investment Income	$79,728	147,081
Operating Expenses:
Professional fees	45,477	36,071
Payroll expense	40,549	40,481
Occupancy expense	14,428	22,819
Insurance expense	18,730	21,610
Directors’ fees expense	15,000	15,000
Depreciation and amortization	3,212	3, 212
Other general and administrative	5,700	4,368
Net Investment Income (Loss)	$(63,368)	3,520

As the table above demonstrates, we incurred operating expenses of $143,096 and $143,561 for the three-month periods ended June 30, 2016 and 2015, respectively. A discussion and analysis of the material components of our operating expenses appears below.

Professional fees. Our professional fees were $45,477 for the three-month period ended June 30, 2016, compared to $36,071 for the three-month period ended June 30, 2015. The increase in professional fees is due to increased legal fees associated with the preparation of the Company’s filing requirements.

Occupancy expense. During the three-month period ended June 30, 2016, we incurred $14,428 in occupancy expense compared to $22,819 incurred during the three-month period ended June 30, 2015. The decrease relates to a refund received on the Common Area Maintenance charges.

Insurance expense. During the three-month period ended June 30, 2016, we incurred $18,730 in insurance expense compared to $21,610 for the three-month period ended June 30, 2015. Insurance expense relates to our annual director and officer insurance, fidelity bond premiums and business insurance amortized ratably over the covered period.

Net Investment Income (Loss)

Net investment income (loss) represents the difference between investment income and operating expenses. Our net investment income (loss) for the six- month period ended June 30, 2016 and 2015 was ($123,763) and $4,123 respectively. The decrease was due to a reduction in our investment income due to our investments in Igloo, LLC, Insite Software Solutions, Inc. and DBR Phase III US Investors, LLC.

Net Realized Gains (Losses), Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized losses on investments for the six-month period ended June 30, 2016 was ($533,281). This was primarily due to a net realized loss of $485,000 due to our settlement of the note with Igloo, LLC.

The net increase in net assets from changes in unrealized appreciation was $280,921. This was primarily due to the realization of our $500,000 investment in Igloo, LLC which had a realized loss of $485,000.

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2016	2015
Cash flows provided (used) by :
Operating activities	$(401,293)	$(397,600)
Investing activities	-	-
Financing activities	-	-
Net decrease in cash	(401,293)	(397,600)
Cash, beginning of period	2,980,659	4,105,911
Cash, end of period	$2,579,366	$3,708,311

The cash provided in operating activities for the six-month period June 30, 2016 was primarily from our investment transactions, specifically our receipt of payment on the promissory note we purchased from DBR Phase III US Investors, LLC.

During the six months ending June 30, 2016, we used cash in operating activities for open-market purchases of common shares of Educational Development Corporation (aggregating to $384,168 of total acquisition costs), common shares of OTC Markets Group Cl A (aggregating to $297,381 of total acquisition costs), common shares of QC Holdings, Inc. (aggregating to $10,656 if total acquisition costs), common shares of Escalade (aggregating to $93,975 of total acquisition costs), common shares of Magicjack Vocaltek Ltd. (aggregating to $34,141 of total acquisition costs), common shares of Mitek Systems Inc. (aggregating to $50,540 of total acquisition costs), common shares of National American University Holdings. (aggregating to $77,053 of total acquisition costs), common shares of Sequenom Inc. (aggregating to $29,222 of total acquisition costs), common shares of Simulations Plus Inc. (aggregating to $125,441 of total acquisition costs), and common shares of Tessco Technologies Inc. (aggregating to $83,090 of total acquisition costs).

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

Presently, each of Messrs. Geraci and Polinsky have direct and indirect interests in Southern Plains Resources, Inc. We invested in Southern Plains Resources in each of March and July 2013. In addition, our former director Christopher Larson had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of our investment. We invested in Mix 1 Life in February 2014 and we exercised, on a cashless basis, a warrant for the purchase of Mix 1 Life common stock in September 2014. Subsequent to our initial investment, Mr. Larson became a director of Mix 1 Life. Mr. Larson is no longer a director of the Company.

In addition, Lantern Advisors, LLC, a limited liability company equally owned by Messrs. Geraci and Polinsky, owns a cashless warrant to purchase 153,846 shares of Creative Realities, Inc. which expires July 14, 2019 at a price of $0.70 a share.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2016.

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

Dated: August 15, 2016

/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

Dated: August 15, 2016

