Form 10-K/A
period 2015-12-31
Mill City Ventures III, Ltd
filed 2016-08-17
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [ ] Yes         [X]  No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of August 15, 2016, there were 12,151,493 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

NOTE OF EXPLANATION

We are filing this Amendment No. 1 to Annual Report on Form 10-K to amend (i) the audit opinion of our independent registered public accounting firm for the purpose of adding language relating to the confirmation of our investments, (ii) our Schedule of Investments and our financial highlights summary to conform to requirements set forth in Regulation S-X and otherwise, and (iii) attach new certifications on Exhibits 31.1, 31.,2, and 32. All of these amendments affect Item 8 to our Annual Report on Form 10-K originally filed on March 30, 2016 (the “Original 10-K”). As a result, the entirety of Item 8 is set forth in this amendment. This amendment amends no other portions of the Original 10-K other than as set forth herein.

Mill City Ventures III, Ltd.

Form 10-K/A

Table of Contents

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. as of December 31, 2015 and 2014, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2015, and December 31, 2014 and the financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as we as the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2015 and 2014, by correspondence with the custodian, loan agents or borrowers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above, including the schedule of investments, present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years ended December 31, 2015 and 2014 and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2016

Reissued August 15, 2016

Table of Contents	1

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Investments, at fair value
Non-control/Non-affiliate investments (cost of $7,218,131 and $5,797,518)	$5,747,808	$7,171,509
Cash	2,980,659	4,105,911
Prepaid expenses	43,808	49,623
Receivable from sale of investments	—	82,103
Interest and dividends receivable	23,840	59,794
Leasehold improvements, net	23,773	31,882
Property and equipment, net	14,222	18,962
Total Assets	$8,834,110	$11,519,784
LIABILITIES
Current Liabilities
Accounts payable	$10,431	$36,098
Payable for purchase of investments	65,622	—
Deferred interest income Deferred rent	5,645 11,124	— 9,996
Total Current Liabilities	92,822	46,094
Total Liabilities	92,822	46,094
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 12,151,493 and 12,169,422 shares.	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,099,927)	(1,028,423)
Accumulated undistributed net realized gains on investment transactions	601,392	417,976
Net unrealized appreciation/(depreciation) in value of investments	(1,470,323)	1,373,991
Total Shareholders’ Equity	8,741,288	11,473,690
Total Liabilities and Shareholders’ Equity	$8,834,110	$11,519,784

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014
Investment Income
Interest income	$478,331	$239,425
Dividend income	89,751	100,926
Total Investment Income	568,082	340,351
Operating Expenses:
Professional fees	206,292	157,274
Payroll expense	162,861	370,976
Insurance expense	89,421	107,735
Occupancy	91,217	82,058
Director’s fees	55,000	60,000
Depreciation and amortization	12,849	12,658
Other general and administrative expenses	21,946	8,725
Total Operating Expenses	639,586	799,426
Net Investment Loss	$(71,504)	$(459,075)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	$183,416	$289,439
Net change in unrealized appreciation (depreciation) on investments	$(2,844,314)	$1,136,098
Net Realized and Unrealized Gain (Loss) on Investments	(2,660,898)	1,425,537
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$(2,732,402)	$966,462
Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.22)	$0.08
Weighted-average number of common shares outstanding	12,151,493	12,166,598

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

						Accumulated
						Undistributed	Net
					Accumulated	Net Realized	Unrealized
			Additional		Undistributed	Gains on	Appreciation	Total
	Common Stock		Paid In	Accumulated	Investment	Investments	in value of	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2013	12,169,422	$12,169	$11,875,571	$(1,159,665)	$(572,675)	$128,537	$237,893	$10,521,830
Repurchase of common stock for cash of $0.83 per share on August 29, 2014	(2,973)	(3)	(2,970)	—	509	—	—	(2,464)

Repurchase of common stock for cash of $0.80 per share on September 3, 2014	(4,510)	(5)	(4,505)	—	890	—	—	(3,620)

Repurchase of common stock for cash of $0.84 per share on December 19, 2014	(10,446)	(10)	(10,436)	—	1,928	—	—	(8,218)

Undistributed investment loss	—	—	—	—	(459,075)	—	—	(459,075)

Undistributed net realized gains on investment transactions	—	—	—	—	—	289,439	—	289,439

Appreciation in value of investments	—	—	—	—	—	—	1,136,098	1,136,098

Balance as of December 31, 2014	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,028,423)	$417,976	$1,373,991	$11,473,690
Undistributed investment loss	—	—	—	—	(71,504)	—	—	(71,504)

Undistributed net realized gains on investment transactions	—	—	—	—	—	183,416	—	183,416

Depreciation in value of investments	—	—	—	—	—	—	(2,844,314)	(2,844,314)

Balance as of December 31, 2015	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,099,927)	$601,392	$(1,470,323)	$8,741,288

Table of Contents	4

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$(2,732,402)	$966,462
Adjustments to reconcile net increase (decrease) in net asset value resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	2,844,314	(1,136,098)
Net realized gain on investments	(183,416)	(289,439)
Payments for purchases of investments	(3,999,675)	(3,683,510)
Proceeds from sales of investments	2,762,478	1,279,857
Depreciation and amortization	12,849	12,658
Changes in operating assets and liabilities:
Receivable from sale on investments	82,103	(81,309)
Interest and dividends receivable	35,954	(56,044)
Prepaid expenses	5,815	4,778
Accounts payable	(25,667)	17,814
Deferred rent	1,128	2,246
Deferred interest income	5,645	—
Accrued royalty	—	(619)
Payable for purchase of investment	65,622	—
Net cash used in operating activities	(1,125,252)	(2,963,204)
Cash flows from investing activities:
Purchases of property and equipment	—	(4,866)
Purchases of leasehold improvements	—	(1,796)
Net cash used in investing activities	—	(6,662)
Cash flows from financing activities:
Payment for repurchase of common stock	—	(14,602
Net cash used in financing activities	—	(14,602)
Net decrease in cash	(1,125,252)	(2,984,468)
Cash, beginning of the year	4,105,911	7,090,379
Cash, end of the year	$2,980,659	$4,105,911

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

 Mill City Ventures III, Ltd.

Consolidated Financial Highlights

	Year Ended Dec 31, 2015	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013
Per Share Data
Net asset value at beginning of period	0.94	0.86	0.04
Net investment income	0.00	(0.04)	(0.05)
Net realized and unrealized losses	(0.22)	0.12	0.03
Issuance of common stock	0.00	0.00	0.84
Net asset value at end of period	0.72	0.94	0.86

Ratio / Supplemental Data
Per share market value at end of period	0.47	0.59	0.27
Shares outstanding at end of period	12,151,493	12,151,493	12,169,422
Average weighted shares outstanding for the period	12,151,493	12,166,608	10,219,737
Net assets at end of period	8,741,288	11,473,690	10,521,830
Average net assets	10,520,199	11,416,452	8,538,872
Portfolio turnover rate	26.26%	11.21%	7.53%
Ratio of operating expenses to average net assets	-6.08%	-7.00%	-7.12%
Ratio of net operating loss to average net assets	-0.68%	-4.02%	-6.71%
Ratio of realized gains to average net assets	1.74%	2.54%	1.51%

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

Mill City Ventures III, Ltd
Schedule of Investments
As of December 31, 2015

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% pik	4/15/2017	$600,000	$600,000	$600,000	6.86%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.58%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	12/31/2015	$500,000	500,000	500,000	5.72%	—	—	—
Leisure & Hospitality
The Igloo LLC	Secured Loan	20%	12/31/2016	500,000	500,000	—	0.00%	—	500,000	(500,000)
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$5,195	5,195	—		—	5,195	(5,195)
Pacific Oil & Gas LLC	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
					30,195	—	0.00%	—	30,195	(30,195)

Total Debt Investments					$2,380,195	$1,850,000	21.16%	—	$530,195	($530,195)

Table of Contents	7

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
Creative Realities, Inc.	Common Stock (8)	n/a	n/a	975,000	—	243,750		243,750	—	243,750
					—	243,750	2.79%	243,750	—	243,750
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	250,000	—	—		—	—	—
					—	—	0.00%	—	—	—

Table of Contents	8

Consumer
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	237,470	—	237,470		237,470	—	237,470
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					101,019	262,470	3.00%	237,470	76,019	161,451
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	37,380	0.43%	—	28,240	(28,240)
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	200,000	200,000	146,760		—	53,240	(53,240)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					200,000	146,760	1.68%	—	53,240	(53,240)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	5,000	47,869	49,550		1,681	—	1,681
					197,869	349,550	4.00%	151,681	—	151,681
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,100		—	23,257	(23,257)
Powershares High Dividend Yield	Common Stock (9)	n/a	n/a	10,000	253,510	210,000		—	43,510	(43,510)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	90,100		—	1,883	(1,883)
					473,850	405,200	4.64%	—	68,650	(68,650)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	60,000	780,000	780,000	8.92%	—	—	—
DBR Phase III US Investors, LLC	Limited Partnership Units (8)	n/a	n/a	761,050	761,050	761,050	8.71%	—	—	—
					1,541,050	1,541,050	17.63%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	133,400	1.53%	—	16,209	(16,209)

Table of Contents	9

Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	500,000	500,000	444,208		—	55,792	(55,792)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,730,000	444,208	5.08%	—	1,285,792	(1,285,792)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	2,300	25,212	25,461	0.29%	249	—	249
Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	172,050		—	3,210	(3,210)
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	125,800		—	31,560	(31,560)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	10,729		—	10,358	(10,358)
					353,707	308,579	3.53%	—	45,128	(45,128)

Total Equity Investments					$4,837,936	$3,897,808	44.59%	$633,150	$1,573,278	($940,128)

Total Cash					$2,980,659	$2,980,659	34.10%	—	—	—

Total Investments (10)					$10,198,790	$8,728,467	99.85%	$633,150	$2,103,473	($1,470,323)

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

(9) Investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940.

(10) Investments that are not “qualified assets” under Section 55 of the Investment Company Act of 1940 represent 15.4% of total investments, and 10.0% of total assets.

Table of Contents	10

Mill City Ventures III, Ltd.
Schedule of Investments
As of December 31, 2014

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000	5.72%	—	—	—
Information Technology
Insite Software Solutions, Inc	Secured Loan	10.5%	12/30/2018	750,000	750,000	750,000	8.58%	—	—	—
Leisure & Hospitality
The Igloo LLC	Secured Loan	20%	12/31/2016	500,000	500,000	500,000	5.72%	—	—	—

Total Debt Investments					$1,750,000	$1,750,000	20.02%	—	—	—

Table of Contents	11

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Bio-technology
Bio Life Solutions, Inc.	Common Stock (8)	n/a	n/a	50,000	215,000	82,000		—	133,000	(133,000)
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	250,000	—	—		—	—	—
					215,000	82,000	0.94%	—	$133,000	($133,000)
Consumer
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	352,230	—	1,958,399		1,958,399	—	1,958,399
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					101,019	1,983,399	22.69%	1,958,399	76,019	1,882,380
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	150,000		—	—	—
					150,000	150,000	1.72%	—	—	—
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	138,300		9,943	—	9,943
Powershares High Dividend Yield	Common Stock (9)	n/a	n/a	10,000	253,510	252,860		—	650	(650)
					381,867	391,160	4.47%	9,943	650	9,293

Table of Contents	12

Leisure & Hospitality
DBR Phase III US Investors, LLC	Limited Partnership Units (8)	n/a	n/a	1,000,000	1,000,000	1,000,000	11.44%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	500,000		—	—	—
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	500,000	500,000	500,000		—	—	—
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	300,000		—	430,000	(430,000)
					1,730,000	1,300,000	14.87%	—	430,000	(430,000)
Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	167,950		—	7,310	(7,310)
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	197,900		40,540	—	40,540
Frontier Communications Corp.	Common Stock (9)	n/a	n/a	10,000	50,305	66,700		16,395	—	16,395
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	10,000	86,707	82,400		—	4,307	(4,307)
					469,632	514,950	5.89%	56,935	11,617	45,318

Total Equity Investments					$4,047,518	$5,421,509	62.02%	$2,025,277	$651,286	$1,373,991

Total Cash					$4,105,911	$4,105,911	46.97%	—	—	—

Total Investments (10)					$9,903,429	$11,277,420	129.01%	$2,025,277	$651,286	$1,373,991

(1) All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.

(2) Interest is presented on a per annum basis.

(3) Intentionally omitted.

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

(9) Investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940.

(10) Investments that are not “qualified assets” under Section 55 of the Investment Company Act of 1940 represent 12.6% of total investments, and 7.9% of total assets.

Table of Contents	13

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

Table of Contents	14

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

Table of Contents	15

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

NOTE 2 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator: Net Gain (Loss)	$(2,732,402)	$966,462
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,166,608
Basic and diluted net gain (loss) per common share	$(0.22)	$0.08

At December 31, 2015 and 2014, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

Table of Contents	16

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

Table of Contents	17

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

Table of Contents	18

Mill City Ventures III, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5—FAIR VALUE OF INVESTMENTS – (continued)

The table below presents the balance of assets measured at fair value on a recurring basis by level within the hierarchy:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
AT&T	$172,050	$—	$—	$172,050
Calamos Convertible & High Income Fund	105,100	—	—	105,100
CenturyLink, Inc.	125,800	—	—	125,800
Communication Sales & Leasing	37,380	—	—	37,380
Discovery Communications Corporation	133,400	—	—	133,400
Educational Development Corp	25,461	—	—	25,461
Mix 1 Life, Inc	237,470	—	—	237,470
Simulation Plus Inc	49,550	—	—	49,550
Solar Senior Capital Ltd.	90,100	—	—	90,100
Powershares High Yield Dividend	210,000	—	—	210,000
WaferGen Bio-Systems	146,760	—	—	146,760
Windstream Holdings Inc.	10,729	—	—	10,729
Bitesquad LLC	—	—	780,000	780,000
Bravo Financial LLC	—	—	500,000	500,000
MAX 4G	—	—	300,000	300,000
Tzfat Spirits of Israel, LLC	—	—	25,000	25,000
DBR Phase III US Investors, LLC	—	—	761,050	761,050
Mix 1 Life, Inc	—	—	500,000	500,000
Mix 1 Life, Inc	—	—	250,000	250,000
Northern Capital, LP	—	—	444,208	444,208
Creative Realities	243,750	—	—	243,750
Creative Realities	—	—	600,000	600,000
Total	$1,587,550	$—	$4,160,258	$5,747,808

The change in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Fair Value
Fair Value, December 31, 2014	$4,225,000
Change in unrealized appreciation	(1,235,987)
Net realized and unrealized gain	(1,235,987)
Purchases of portfolio investments	3,165,195
Sales of portfolio investments	(1,988,950)
Fair Value, December 31, 2015	$4,160,258
Net unrealized gains included in the net increase in net assets resulting from operations relating to assets held at
December 31, 2015	$(1,235,987)

Table of Contents	19

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

Table of Contents	20

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

Table of Contents	21

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	August 15, 2016
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	August 15, 2016
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	August 15, 2016
Lyle Berman

/s/ Howard Liszt	Director	August 15, 2016
Howard Liszt

/s/ Laurence Zipkin	Director	August 15, 2016
Laurence S. Zipkin

Table of Contents	25