Form 10-Q
period 2016-09-30
Mill City Ventures III, Ltd
filed 2016-11-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 Barry Avenue South #210, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of November 14, 2016, Mill City Ventures III, Ltd. had 12,151,493 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $7,538,930 and $7,218,131, respectively)	$6,344,519	$5,747,808
Cash	2,074,613	2,980,659
Prepaid expenses	60,859	43,808
Interest and dividends receivable	25,401	23,840
Leasehold improvements, net	17,692	23,773
Property and equipment, net	10,666	14,222
Total Assets	$8,533,750	$8,834,110

LIABILITIES
Current Liabilities:
Accounts payable	$14,961	$10,431
Payable for purchases of investments	-	65,622
Deferred interest income	-	5,645
Deferred rent	11,370	11,124
Total Current Liabilities	26,331	92,822
Total Liabilities	26,331	92,822
Commitments and Contingencies (Note 6)

SHAREHOLDERS’ EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 12,151,493 and 12,151,493 issued and outstanding)	$12,151	$12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,262,854)	(1,099,927)
Accumulated undistributed net realized gains on investment transactions	254,538	601,392
Net unrealized depreciation in value of investments	(1,194,411)	(1,470,323)
Total Shareholders’ Equity (net assets)	8,507,419	8,741,288

Total Liabilities and Shareholders’ Equity	8,533,750	8,834,110

Net Asset Value Per Common Share	$0.70	$0.72

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment Income
Interest income	$89,062	$108,679	$215,222	$365,001
Dividend income	24,170	10,673	64,061	65,276
Total Investment Income	113,232	119,352	279,283	430,277

Operating Expenses
Professional fees	47,632	61,245	133,116	148,713
Payroll	40,487	40,422	122,445	122,377
Insurance	18,782	21,682	58,869	67,856
Occupancy	21,571	22,798	60,175	68,416
Directors’ fees	15,000	15,000	43,956	45,000
Depreciation and amortization	3,213	3,213	9,637	9,637
Other general and administrative	5,711	6,608	14,012	15,771
Total Operating Expenses	152,396	170,968	442,210	477,770
Net Investment Income (Loss)	$(39,164)	$(51,616)	$(162,927)	$(47,493)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	$186,427	$20,781	$(346,854)	$306,924
Net change in unrealized appreciation (depreciation) on investments	(5,009)	(2,604,807)	275,912	(3,282,452)
Net Realized and Unrealized Gain (Loss) on Investments	181,418	(2,584,026)	(70,942)	(2,975,528)
Net Increase (Decrease) in Net Assets Resulting from Operations	$142,254	$(2,635,642)	$(233,869)	$(3,023,021)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.01	$(0.22)	$(0.02)	$(0.25)

Weighted-average number of common shares outstanding	12,151,493	12,151,493	12,151,493	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net Assets at Beginning of Period	$8,741,288	$11,473,690
Net investment loss	(162,927)	(47,493)
Net realized gain (loss) on investments	$(346,854)	$306,924
Net increase (decrease) in unrealized appreciation on investments	275,912	(3,282,452)
Net decrease in net assets resulting from operations	(233,869)	(3,023,021)
Total net decrease in net assets resulting from operations	(233,869)	(3,023,021)
Net Assets at End of Period	$8,507,419	$8,450,669

Accumulated undistributed net investment loss	$(1,262,854)	$(1,099,927)

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(233,869)	$(3,023,021)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(275,912)	3,282,452
Net realized (gain) loss on investments	346,854	(306,924)
Payments for purchases of investments	(2,049,581)	(3,121,399)
Proceeds from sales of investments	1,381,928	1,463,376
Depreciation and amortization expense	9,637	9,637

Changes in operating assets and liabilities:
Prepaid expenses	(17,051)	(8,965)
Receivable from sale of investments	-	82,103
Interest and dividends receivable	(1,561)	(47,758)
Accounts payable	4,530	(5,217)
Deferred interest income	(5,645)	13,145
Deferred rent	246	886
Payable for investment purchase	(65,622)	—
Net cash used in operating activities	(906,046)	(1,661,685)

Cash flows from investing activities:
Purchases of property and equipment	—	—
Purchases of leasehold improvements	—	—

Net cash used by investing activities	—	—

Net decrease in cash	(906,046)	(1,661,685)

Cash, beginning of period	2,980,659	4,105,911
Cash, end of period	$2,074,613	$2,444,226

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% pik	4/15/2017	$609,000	609,000	609,000	7.16%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016*	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Unecured Loan	12%	3/13/2016*	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.82%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.88%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
	Secured Loan	12%	12/22/2016	$35,195	35,195	—		—	35,195	(35,195)
					60,195	—	0.00%	—	60,195	(60,195)

Total Debt Investments					1,919,195	1,859,000	21.85%	—	60,195	(60,195)

*	The stated maturity date of the referenced investment has passed, and we are in the process of taking steps to recover our investment amount through guarantors, pledgors, or otherwise.

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
					—	—	0.00%	—	—	—
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	101,174		7,199	—	7,199
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	151,575	—	151,575		151,575	—	151,575
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	60,000	30,160	48,000		17,840	—	17,840
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					225,154	325,749	3.83%	176,614	76,019	100,595
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	49,839	99,305	103,665	1.22%	4,373	13	4,360
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	62,820		—	2,800	(2,800)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	349,054		51,673	—	51,673
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	10,980		325	—	325
					373,656	422,854	4.97%	51,998	2,800	49,198
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	15,000	15,000	12,450		—	2,550	(2,550)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					15,000	12,450	0.15%	—	2,550	(2,550)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	64,430		13,890	—	13,890
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	164,392		1,978	10,896	(8,918)
Travelzoo, Inc.	Common Stock	n/a	n/a	9,418	122,503	120,833		—	1,670	(1,670)
					496,353	649,655	7.64%	165,868	12,566	153,302
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	110,100		—	18,257	(18,257)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	98,022		6,039	—	6,039
					220,340	208,122	2.45%	6,039	18,257	(12,218)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	100,000	1,380,000	1,380,000	16.22%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	134,600	1.58%	—	15,009	(15,009)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	374,410		—	175,590	(175,590)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	374,410	4.40%	—	1,405,590	(1,405,590)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	419,979	4.94%	30,675	20,076	10,599

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	203,050		27,790	—	27,790
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	137,150		—	20,210	(20,210)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	35,042		901	—	901
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	62,050		—	21,040	(21,040)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	16,743		—	4,344	(4,344)
					470,938	454,035	5.34%	28,691	45,594	(16,903)

Total Equity Investments					5,619,735	4,485,519	52.72%	464,258	1,598,474	(1,134,216)

Total Cash, Restricted Cash and Cash Equivalents					2,074,613	2,074,613	24.39%	—	—	—

Total Investments, Cash, Restricted Cash and Cash Equivalents					9,613,543	8,419,132	98.96%	464,258	1,658,669	(1,194,411)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
(10)	Value reflects 20% discount for restricted nature of securities

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% pik	4/15/2017	$600,000	$600,000	$600,000	6.86%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.58%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	12/31/2015	$500,000	500,000	500,000	5.72%	—	—	—
Leisure & Hospitality
The Igloo LLC	Secured Loan	20%	12/31/2016	500,000	500,000	—	0.00%	—	500,000	(500,000)
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$5,195	5,195	—		—	5,195	(5,195)
Pacific Oil & Gas LLC	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
					30,195	—	0.00%	—	30,195	(30,195)

Total Debt Investments					$2,380,195	$1,850,000	21.16%	—	$530,195	$(530,195)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
Creative Realities, Inc.	Common Stock (8)	n/a	n/a	975,000	—	243,750		243,750	—	243,750
					—	243,750	2.79%	243,750	—	243,750
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	250,000	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	237,470	—	237,470		237,470	—	237,470
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					101,019	262,470	3.00%	237,470	76,019	161,451
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	37,380	0.43%	—	28,240	(28,240)
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	200,000	200,000	146,760		—	53,240	(53,240)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					200,000	146,760	1.68%	—	53,240	(53,240)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	5,000	47,869	49,550		1,681	—	1,681
					197,869	349,550	4.00%	151,681	—	151,681
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,100		—	23,257	(23,257)
Powershares High Dividend Yield	Common Stock (9)	n/a	n/a	10,000	253,510	210,000		—	43,510	(43,510)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	90,100		—	1,883	(1,883)
					473,850	405,200	4.64%	—	68,650	(68,650)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	60,000	780,000	780,000	8.92%	—	—	—
DBR Phase III US Investors, LLC	Limited Partnership Units (8)	n/a	n/a	761,050	761,050	761,050	8.71%	—	—	—
					1,541,050	1,541,050	17.63%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	133,400	1.53%	—	16,209	(16,209)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	500,000	500,000	444,208		—	55,792	(55,792)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,730,000	444,208	5.08%	—	1,285,792	(1,285,792)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	2,300	25,212	25,461	0.29%	249	—	249
Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	172,050		—	3,210	(3,210)
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	125,800		—	31,560	(31,560)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	10,729		—	10,358	(10,358)
					353,707	308,579	3.53%	—	45,128	(45,128)

Total Equity Investments					$4,837,936	$3,897,808	44.59%	$633,150	$1,573,278	$(940,128)

Total Cash, Restricted Cash and Cash Equivalents					$2,980,659	$2,980,659	34.10%	—	—	—

Total Investments, Cash, Restricted Cash and Cash Equivalents					$10,198,790	$8,728,467	99.85%	$633,150	$2,103,473	$(1,470,323)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 1 – ORGANIZATION

Mill City Ventures III, Ltd. is an investment company incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “company.”

We are an internally managed closed-end non-diversified management investment company. We have elected to be regulated as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”). To date, we have not made an election to be treated as a regulated investment company, or “RIC,” under the Internal Revenue Code of 1986 (the “Code”).

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our future revenues will relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately become gains.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 4 – Fair Value of Financial Instruments” below.

Cash deposits: We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by the Valuation Committee of our Board of Directors based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. In addition, such investments are generally less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

For more information, see Note 4 “Fair Value of Financial Instruments.”

Income taxes: We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For more information, see Note 7 “Income Taxes.”

Revenue recognition: Realized gains or losses on the sale of investments are calculated using the specific investment method.

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts from and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the life of the related security using the effective-yield method. The amortized cost of investments represents the original cost, adjusted for the accretion of discounts and amortization of premiums, if any. Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more, or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to the policy described above if a loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash, and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected be realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment in placed on non-accrual status.

Recent accounting pronouncements: No new accounting pronouncement issued or effective during the fiscal quarter covered by this report has had or is expected to have a material impact on our condensed financial statements.

Allocation of Net Gains and Losses

All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Management and Service Fees

The Company does not incur expenses related to management and service fees. Our executive management team manages the Company’s investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2016 (together with the corresponding percentage of total portfolio investments):

	As of September 30, 2016
Investment Type	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Debt Instruments	$1,919,195	25.5%	$1,859,000	29.3%
Preferred Stock	2,030,000	26.9	1,680,000	26.5
Common Stock	2,938,716	39.0	2,406,109	37.9
Warrants	-	-	-	-
Other Equity	651,019	8.6	399,410	6.3
Total	$7,538,930	100.0%	$6,344,519	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2015 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2015
Investment Type	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Debt Instruments	$2,380,195	33.0%	$1,850,000	32.2%
Preferred Stock	1,430,000	19.8	1,080,000	18.8
Common Stock	2,045,867	28.3	1,587,550	27.6
Warrants	-	-	-	-
Other Equity	1,362,069	18.9	1,230,258	21.4
Total	$7,218,131	100.0%	$5,747,808	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2016:

	As of September 30, 2016
Industry	Investments at Fair Value	Percentage of Fair Value
Advertising	$609,000	9.6%
Bio-technology	-	-
Consumer	1,075,749	17.0
Education	103,665	1.6
Financial	922,854	14.5
Healthcare	12,450	0.2
Information Technology	649,655	10.2
Investment Fund	208,122	3.3
Leisure & Hospitality	1,380,000	21.8
Media	134,600	2.1
Oil & Gas	374,410	5.9
Publishing	419,979	6.6
Telecommunications	454,035	7.2
Total	$6,344,519	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2015:

	As of December 31, 2015
Industry	Investments at Fair Value	Percentage of Fair Value
Advertising	$843,750	14.7%
Bio-technology	-	-
Consumer	1,012,470	17.6
Financial	537,380	9.3
Healthcare	146,760	2.6
Information Technology	349,550	6.1
Investment Fund	405,200	7.1
Leisure & Hospitality	1,541,050	26.8
Media	133,400	2.3
Oil & Gas	444,208	7.7
Publishing	25,461	0.4
Telecommunications	308,579	5.4
Total	$5,747,808	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of September 30, 2016. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company is we owned at least 5% and up to 25% of its voting securities.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

General information: Accounting guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the relative observability of inputs used in the valuation. The three levels are defined as follows:

•	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

•	Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

Our valuation policy and procedures: Under our valuation policies and procedures, we evaluate the source of inputs, including any markets in which our investments are trading, and then apply the resulting information in determining fair value. For our Level 1 investment assets, our valuation policy generally requires us to use the last quoted closing price of a security we own that is listed on a securities exchange, and in a case where a security we own is listed on an over-the-counter market, to average the last quoted bid and ask price on the most active market on which the security is quoted. In the case of traded debt securities the prices for which are not readily available, we may value those securities at their weighted-average yield to maturity.

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by the Valuation Committee of our Board of Directors, pursuant to our written Valuation Policy and Procedures. These policies and procedures generally require that we value our Level 3 equity investments at cost plus any accrued interest, unless circumstances warrant a different approach. Our Valuation Policy and Procedures provide examples of these circumstances, such as when a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our Valuation Policy and Procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

When valuing preferred equity investments, we generally view intrinsic value as a key input. Intrinsic value means the value of any conversion feature (if the preferred investment is convertible) or the value of any liquidation or other preference. Discounts to intrinsic value may be applied in cases where the issuer’s financial condition is impaired or, in cases where intrinsic value relating to a conversion is determined to be a key input, to account for resale restrictions applicable to the securities issuable upon conversion.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be the straight-line amortized face value of the debt unless justification for impairment exists.

On a quarterly basis, our management provides members of our Valuation Committee with (i) valuation reports for each portfolio investment (which reports include our cost,, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; and (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments. The committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation of our portfolio investments.

We made no changes to our Valuation Policy and Procedures during the reporting period.

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of September 30, 2016 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2016, according to the fair value hierarchy:

	As of September 30, 2016
Investment Type	Level 1	Level 2	Level 3	Total
Debt Instruments	$-	$-	$1,859,000	$1,859,000
Preferred Stock	-	-	1,680,000	1,680,000
Common Stock	2,358,109	48,000	-	2,406,109
Warrants	-	-	-	-
Other Equity	-	-	399,410	399,410
Total	$2,358,109	$48,000	$3,938,410	$6,344,519

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2015, according to the fair value hierarchy

	As of December 31, 2015
Investment Type	Level 1	Level 2	Level 3	Total
Debt Instruments	$-	$-	$1,850,000	$1,850,000
Preferred Stock	-	-	1,080,000	1,080,000
Common Stock	1,587,550	-	-	1,587,550
Warrants	-	-	-	-
Other Equity	-	-	1,230,258	1,230,258
Total	$1,587,550	$-	$4,160,258	$5,747,808

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2016:

	Debt Instruments	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2015	$1,850,000	$1,080,000	$-	$-	$1,230,258
Net change in unrealized appreciation	470,000	-	-	-	(119,798)
Purchases and other adjustments to cost	39,000	600,000	-	-	50,000
Sales and redemptions	(15,000)	-	-	-	(761,050)
Net realized gain	(485,000)	-	-	-	-
Balance as of September 30, 2016	$1,859,000	$1,680,000	$-	$-	$399,410

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

The net change in unrealized appreciation for the nine months ended September 30, 2016 attributable to Level 3 portfolio investments still held at September 30, 2016 is $350,202, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2015:

	Debt Instruments	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2014	$1,750,000	$600,000	$300,000	$-	$1,525,000
Net change in unrealized appreciation	(530,195)	(350,000)	(300,000)	-	(55,792)
Purchases and other adjustments to cost	2,380,195	780,000	-	-	-
Sales and redemptions	(1,750,000)	-	-	-	(238,950)
Net realized gain	-	-	-	-	-
Balance as of December 31, 2015	$1,850,000	$1,030,000	$-	$-	$1,230,258

The net change in unrealized appreciation for the period ended December 31, 2015 attributable to Level 3 portfolio investments still held at December 31, 2015 was $(1,235,987), and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

There were no significant transfers between Levels 1 and 2 and no transfers in or out of Level 3.

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of a portfolio investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional secured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three-and nine-month periods ended September 30, 2016 was $21,571 and $60,175. The table below sets forth the required annual minimum lease payments:

Year	Amount
2016	$12,392
2017	50,311
2018	46,988
Total	$109,691

NOTE 7 – INCOME TAXES

We plan to be taxed as a regulated investment company, or “RIC,” and intend to comply with the requirements of the Code applicable to RICs. Currently, however, we have not elected to be treated as a RIC. Upon our election to be taxed as a RIC, we will be required to distribute at least 90% of our investment company taxable income, and we intend at that time to distribute to shareholders (or retain through a deemed distribution) all of our investment company taxable income and net capital gain. Based on the foregoing, we have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8 – SHAREHOLDERS’ EQUITY

At September 30, 2016, we had 12,151,493 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2016	2015
Numerator: Net increase (decrease) in net asset value resulting from operations	$142,254	$(2,635,642)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net loss per common share	$.01	$(0.22)

	For the Nine Months Ended September 30,
	2016	2015
Numerator: Net decrease in net asset value resulting from operations	$(233,869)	$(3,023,021)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net loss per common share	$(0.02)	$(0.25)

At September 30, 2016 and 2015, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Per-share data (1):
Net asset value at beginning of period	$0.72	$0.94
Net investment loss	(0.01)	0.00
Net realized and unrealized losses	(0.01)	(0.25)

Net asset value at end of period	$0.70	$0.69

Ratio/supplemental data:
Per-share market value of investments at end of period	$0.52	$0.48
Shares outstanding at end of period	12,151,493	12,151,493
Weighted-average shares outstanding for period	12,151,493	12,151,493
Net assets at end of period	$8,507,419	$8,450,669
Average net assets (2)	$8,601,680	$11,131,655
Portfolio turnover rate (3)	16.07%	13.15%
Ratio of operating expenses to average net assets (3)	(6.51)%	(5.16)%
Ratio of net investment loss to average net assets (3)	(2.52)%	(0.57)%
Ratio of realized gains (losses) to average net assets (3)	(5.35)%	3.70%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – SUBSEQUENT EVENTS

On November 8, 2016, we notified Mix 1 Life Inc. that it was out of compliance with the terms of our forbearance agreement and demanded payment of all amounts owing under the two promissory notes we hold that were issued by Mix 1 Life. This notice was also provided to a guarantor of obligations under one of the two notes, and to two pledgors who pledged shares of Mix 1 Life as collateral security for obligations under that same note. The notice we provided initiated the process required for us to foreclose upon the shares pledged to us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

•	Overview
•	Portfolio and Investment Activity
•	Results of Operations
•	Financial Condition
•	Critical Accounting Estimates
•	Off-Balance Sheet Arrangements
•	Forward Looking Statements

OVERVIEW

Mill City Ventures III, Ltd. is an investment company incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “company.”

We are an internally managed closed-end non-diversified management investment company. We have elected to be regulated as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”). To date, we have not made an election to be treated as a regulated investment company, or “RIC,” under the Internal Revenue Code of 1986 (the “Code”).

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our future revenues will relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately become gains.

Our principal sources of income are interest and dividends we earn on our investments, and proceeds from the sale or redemption of our investments. Our statements of operations also reflect gain from increases in the carrying value of our investments (i.e., unrealized appreciation). Our principal expenses relate to operating expenses, the largest components of which are generally professional fees, payroll, occupancy, and insurance expenses. Our statements of operations also reflect loss from decreases in the carrying value of our investments (i.e., unrealized depreciation).

As a BDC, we are required to comply with certain regulatory requirements. For example, we must invest at least 70% of our total assets in “qualifying assets,” including securities of private or small-cap publicly traded U.S. companies and cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities. In addition, we will be permitted, under certain conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock, but only if our “asset coverage,” as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must not make any dividend distribution to our shareholders or repurchase securities unless we meet the applicable asset-coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended September 30, 2016, we made $827,915 of investments in portfolio companies and had approximately $350,549 of redemptions and repayments, resulting in net investments at amortized cost of $7,538,930 for the period.

During the three months ended September 30, 2015, we made $1,280,000 of investments in portfolio companies and had approximately $20,781 of redemptions and repayments, resulting in net investments at amortized cost of $7,218,131 for the period.

During the nine months ended September 30, 2016, we made $2,049,581 of investments in portfolio companies and had $1,381,928 of redemptions and repayments, resulting in net investments at amortized cost of $7,538,930 for the period.

During the nine months ended September 30, 2015, we made $3,121,399 of investments in portfolio companies and had $1,463,376 of redemptions and repayments, resulting in net investments at amortized cost of $7,218,131 for the period.

Our portfolio composition by major class, based on fair value at September 30, 2016, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,609,000	25.4%
Unsecured Loans	250,000	3.9
Equity/Other	4,485,519	70.7
Total	$6,344,519	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Total investment income	$113,232	$119,352	$279,283	$430,277
Total expenses	(152,396)	(170,968)	(442,210)	(477,770)
Net investment loss	$(39,164)	$(51,616)	$(162,927)	$(47,493)

Investment Income

We generate revenue primarily in the form of interest income and capital gains, if any, on the debt securities we own. We may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. We may also generate revenue in the form of commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned.

For the three and nine months ended September 30, 2016, our total investment income was $113,232 and $279,283, respectively, and was attributable to interest income from investments in portfolio companies. For the three and nine months ended September 30, 2015, total investment income was $119,352 and $430,277, respectively, and was attributable to interest income from investments in portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Expense item	2016	2015	2016	2015
Professional fees	$47,632	$61,245	$133,116	$148,713
Payroll	40,487	40,422	122,445	122,377
Occupancy	21,571	22,798	60,175	68,416
Insurance	18,782	21,682	58,869	67,856
Director’s fees	15,000	15,000	43,956	45,000
Depreciation and amortization	3,213	3,213	9,637	9,637
Other general and administrative	5,711	6,608	14,012	15,771
Total	$152,396	$170,968	$442,210	$477,770

Net Realized Gain from Investments

For the three and nine months ended September 30, 2016, we had $350,549 and $1,381,928, respectively, of principal repayments, resulting in $186,427 and $(346,854), respectively, of realized gains (losses) for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we had $20,781 and $1,463,376, respectively, of principal repayments, resulting in $20,781 and $306,924, respectively, of realized gains (losses) for the three and nine months ended September 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2016, our investments had $(5,009) and $275,912, respectively, of unrealized appreciation (depreciation). For the three and nine months ended September 30, 2015, our investments had $(2,604,807) and $(3,282,452), respectively, of unrealized appreciation (depreciation).

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net increase (decrease) in net assets from operations of $142,254 and $(233,869), respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2016, our per-share net increase (decrease) in net assets from operations was $0.01 and $(0.02), respectively. For the three and nine months ended September 30, 2015, we recorded a net decrease in net assets from operations of $(2,635,642) and $(3,023,021), respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2015, our per-share net decrease in net assets from operations was $(0.22) and $(0.25), respectively.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the nine months ended September 30, 2016, net cash used in operating activities was approximately $906,046. Cash flows used in operating activities for the nine months ended September 30, 2016 were primarily related to purchases of investments totaling approximately $2,049,581, offset mostly by redemptions and repayments of $1,381,928. For the nine months ended September 30, 2015, net cash used in operating activities was approximately $1,661,685. Cash flows used in operating activities for the nine months ended September 30, 2015 were primarily purchases of investments totaling approximately $3,121,399, offset mostly by redemptions and repayments of $1,463,376.

FINANCIAL CONDITION

As of September 30, 2016, we had cash of approximately $2,074,613, a decrease of $906,046 from December 31, 2015. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by March 31, 2017.

To the extent our Board of Directors determines in the future, based on our financial condition and capital market conditions, that additional capital would allow us to take advantage of additional investment opportunities, we may seek to raise additional equity capital or to engage in borrowing, subject to the limitations on borrowing applicable to BDCs.

RELATED-PARTY TRANSACTIONS

See Note 5 to our Financial Statements for disclosure of our related-party transactions and potential conflicts of interest.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, see Note 2 “Significant Accounting Policies.”

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2016, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this section of our report are forward-looking statements based on our management’s current expectations for our company. These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us. Some of the forward-looking statements contained in this report relate to, and are based our current assumptions regarding, the following:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the outcome of compliance inspections conducted from time to time by the SEC’s Office of Compliance and Inspections;
•	the success of our investments;
•	our relationships with third parties;
•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to operate as a BDC and to be taxed as a RIC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 31, 2016 (related to our year ended December 31, 2015) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2016.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)

3.2		Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)

31.1	*	Section 302 Certification of the Chief Executive Officer

31.2	*	Section 302 Certification of the Chief Financial Officer

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: November 14, 2016	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 23 -