Form 10-K
period 2016-12-31
Mill City Ventures III, Ltd
filed 2017-03-28
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2016 was approximately $1,644,442 based on the closing sales price of $0.65 per share as reported on the OTCQX. As of March 17, 2017, there were 12,151,493 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

PART I

ITEM 1 BUSINESS

Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. On December 13, 2012, we filed a Form N-8A with the Securities and Exchange Commission (“SEC”), notifying the SEC of our intent to register as an internally managed, non-diversified, closed-end investment company under the Investment Company Act of 1940 (the “1940 Act”). On February 7, 2013, we filed Form N-54A to become a business development company (“BDC”) under the 1940 Act. Presently, we are regulated as a BDC and intend to be taxed as a regulated investment company.

Business Model and Strategy

As a BDC, we primarily focus on investing in or lending to private and small-capitalization public companies and making managerial assistance available to such companies. A BDC generally provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage companies that are privately or publicly owned. As permitted by BDC regulations, we may acquire securities directly from private and small-cap public issuers, their affiliates, or from third parties, and may acquire securities issued by small-cap public issuers in open-market purchases effected through public exchanges and automated quotation systems.

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

We plan to identify potential investments through multiple sources, including without limitation private equity sponsors, investment bankers, brokers, professional contacts, and owners and operators of businesses. We expect to base our investment decisions on our analyses of actual and potential business operations, asset valuations and viable exit strategies to establish appropriate pricing and maximize our return on investment. Subject to regulations applicable to BDCs, we plan to invest in private companies, small-cap public stocks, notes and other forms of debt, investment contracts, and other investments commonly referred to as securities.

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

Competitive Advantages

We believe that we are well positioned to secure appropriate investments in target companies for the following reasons:

•	Management Expertise. We believe that our management’s strong combination of experience and contacts in the investment sector, including the experience and contacts of non-management members of our Board of Directors, should attract suitable prospective portfolio companies. Since 1994, Douglas M. Polinsky, our Chief Executive Officer, has been the Chief Executive Officer of Great North Capital Consultants, Inc., a financial advisory company that he founded. Great North Capital Consultants advises corporate clients on matters regarding corporate and governance structures, public company acquisitions of private companies and other transaction-related matters, and also makes direct investments into public and private companies. Our Chief Financial Officer, Joseph A. Geraci, II, has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. Mr. Geraci also managed Mill City Advisors, LLC, a Minnesota limited liability company that formerly served as the general partner of Mill City Ventures II, LP, a Minnesota limited partnership investment fund that previously invested directly into both private and public companies. Mr. Geraci previously served as a stockbroker and Vice President of Oak Ridge Financial Services, Inc. from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. We believe that our management team’s extensive experience in researching, analyzing, advising and investing in private and publicly held companies will afford us a relative competitive advantage in structuring investments in potential portfolio companies. See “Directors, Executive Officers and Corporate Governance” for a more detailed description of our management team. Although we believe our management provides valuable investment experience to the Company, none of our management team has previously been involved in the operation of a company subject to the BDC requirements and regulations set forth in the 1940 Act. Please see “ Risk Factors — Risks Related to Our Business — Our management team has no prior experience managing a BDC ” for more information.

•	Flexible Investment Options. We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions. Also, we will have fairly broad latitude as to the term and nature of our investments. We intend to calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them after our initial investments.

•	Longer Investment Horizons. We will not be subject to periodic capital-return requirements that are typical for most private equity and venture capital funds. These types of funds typically return to investors their initial capital investment after a certain period of time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand an early return on their investments in the portfolio companies. Overall, however, we believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

•	Investing Across Industries. We expect to seek to obtain and maintain a portfolio of investments that is appropriately balanced among various companies, industries, and end markets. We believe that maintaining a balanced portfolio will mitigate the potential effects of negative economic events for particular companies, industries and markets.

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

•	Experienced Management. We will seek portfolio companies that have an experienced and knowledgeable management team or Board of Directors. We will also seek portfolio companies that have in place proper incentives to induce management to succeed and to act in concert with our interests as investors.

•	Existing Significant Financial or Strategic Sponsor. We may invest in target companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and make an ongoing contribution to the management of the business. We believe that having an established financial or strategic sponsor that has a meaningful commitment to the business diversifies the capital sources of the target portfolio company, making it more likely to succeed in the longer term.

•	Competitive Position. We will seek to invest in portfolio companies that have developed, or appear poised to develop, a strong competitive position within their respective sector or niche.

•	Cash Flow Companies. We will seek to invest in portfolio companies that are profitable or nearly profitable on an operating cash flow basis. We may, however, invest in pre-revenue companies.

•	Future Growth. We will seek out target portfolio companies that demonstrate an ability to increase revenues in addition to operating cash flow over time. The anticipated growth rate of a prospective target company will be an important factor in determining the value that we ascribe to any warrants or other equity securities we may acquire in connection with an investment.

•	Exit Strategy. Prior to making an investment, we will analyze the potential for that company to increase the liquidity of its equity securities through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company, or a purchase of our equity interest by the company or one of its other investors.

•	Asset Liquidation Value. Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities we hold will be an important factor in our credit analysis of potential portfolio companies. In assessing creditworthiness and asset liquidation value, we expect to consider both tangible assets (such as accounts receivable, inventory and equipment) and intangible assets (such as intellectual property, customer lists, networks and databases).

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

Equity Investments

Like debt investments, we intend to tailor the terms of each equity investment we make to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As an equity holder, the rights we will generally seek to protect or obtain include minority rights, event-driven rights to “put” or sell our equity back to the portfolio company or certain affiliates or sponsors, and registration rights such as “demand” or “piggyback” registration rights. We may invest in common stock and preferred stock, and may receive warrants in connection with our investments. When we make a debt investment, we may also be granted equity participation in the form of warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition to purchasing equity securities from the issuer or its affiliates, we may choose to purchase publicly traded equity securities of the issuer, if any, on the open market (i.e., the particular stock exchange or automated quotation system on which the issuer’s equity primarily trades).

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

We have several methods of evaluating and monitoring the performance and fair value of our debt and equity positions. By way of example, we may:

•	Consider the amoritized value or our debt securities;

•	Assess the business development success, including product development, financings, profitability and the portfolio company’s overall adherence to its business plan;

•	Contact portfolio company management to discuss financial position, requirements and accomplishments;

•	Interview portfolio company management and, if appropriate, other financial or strategic sponsors of that portfolio company;

•	Attend and participate in board meetings of portfolio companies; and

•	Review monthly and quarterly financial statements and financial projections of our portfolio companies.

We expect that current and annual financial statements of portfolio companies will often be available to us to assist us in our fair value reporting obligations under the 1940 Act.

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

Our 2016 Portfolio

At December 31, 2016, we held investments in 22 eligible portfolio investments, which had an aggregate amortized cost of $6,574,490 and a fair value of $6,211,043, and our non-eligible portfolio holdings had an aggregate cost of $823,418 and a fair market value of $775,959. At December 31, 2015, we held 18 eligible portfolio investments, which had an aggregate amortized cost of $6,175,345 and a fair value of $4,863,249. Our eligible portfolio investments at December 31, 2016 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2016 was $730,000, and the fair value was $0.

•	Warrants to purchase 413,934 shares of common stock of CombiMatrix Corporation. Our aggregate cost and fair value for these holdings at December 31, 2016 was $0.

•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2016, our cost for this holding was $150,000 and the fair value for this holding was $300,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2016, our cost for this holding was $101,019 and our fair value was $25,000.

•	Warrants to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2016, our aggregate cost and fair value for this holding was $0.

•	Warrants to purchase 100,000 shares of common stock of Bio Life Solutions, Inc. At December 31, 2016, our cost and fair value for this holding was $0.

•	$500,000 in principal amount of a Senior Secured Convertible promissory note issued by Mix 1 Life, Inc. (convertible at $1.08 per share) and 140,051 shares of common stock of Mix 1 Life, Inc., of which 100,000 shares are restricted. At December 31, 2016, our aggregate cost for this holding was $546,160 and our fair value was $225,219.

•	a $250,000 in principal amount of secured promissory note issued by Mix 1 Life, Inc. At December 31, 2016, our aggregate cost for this holding was $250,000 and the fair value of this holding was $0.

•	500 shares of Series A 6% Convertible Preferred Stock of Dala Petroleum, Inc. and a warrant to purchase 714,286 shares of common stock of Dala Petroleum, Inc. At December 31, 2016, our aggregate cost was $500,000 and fair value for this holding was $0.

•	$82,695 in principal amount of a promissory note issued by Dala Petroleum, Inc. At December 31, 2016 our aggregate cost was $82,695 and fair value for this holding was $0.

•	550,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2016, our aggregate cost was $550,000 and fair value for this holding was $488,629.

•	Warrants to purchase 1,071,429 shares of common stock of Creative Realities Inc. At December 31, 2016, our aggregate cost and fair value for this holding was $32,143.

•	$500,000 in principal amount of a promissory note issued by Bravo Financial, LLC. At December 31, 2016, our cost and fair value for this holding was $500,000.

•	100,000 shares of Series A Convertible Preferred Stock of BiteSquad.com, LLC. At December 31, 2016, our cost was $1,380,000 and fair value for this holding was $2,747,011.

•	85,210 shares of common stock of WaferGen Bio-Systems, Inc and a warrant to purchase 40,000 shares of common stock of WaferGen Bio-Systems, Inc. At December 31, 2016, our aggregate cost and fair value for this holding was $369,799 and our fair value was $420,085.

•	18,639 shares of common stock of Simulations Plus, Inc. At December 31, 2016, our cost and fair value for this holding was $173,310 and $179,862, respectively.

•	36,905 common shares of Educational Development Corporation. At December 31, 2016, our cost and fair value for this holding was $409,380 and $367,205, respectively.

•	7,929 common shares of Escalade Inc. At December 31, 2016, our cost and fair value for this holding was $93,975 and $104,663, respectively.

•	7,772 common shares of Mitek Systems, Inc. At December 31, 2016, our cost and fair value for this holding was $50,540 and $47,798, respectively.

•	59,839 common shares of National American University Holdings, Inc. At December 31, 2016, our cost and fair value for this holding was $119,027 and $116,686, respectively.

•	19,074 common shares of OTC Markets Group Cl A. At December 31, 2016, our cost and fair value for this holding was $297,381 and $438,702, respectively.

•	15,000 common shares of QC Holdings, Inc. At December 31, 2016, our cost and fair value for this holding was $10,655 and $11,100, respectively.

•	5,000 common shares of Tessco Technologies, Inc. At December 31, 2016, our cost and fair value for this holding was $83,090 and $65,000, respectively.

•	15,100 common shares of Travel Zoo, Inc. At December 31, 2016, our cost and fair value for this holding was $177,459 and $141,940, respectively.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than “qualifying assets” listed in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “ eligible portfolio company ” purchased from the issuer of such securities, from any person who is, or who was within the 13 months prior to the date of purchase, an affiliate of the issuer, or from any other person (subject to limitation by SEC rules), in any case in transactions not involving any public offering. The 1940 Act defines an “eligible portfolio company” as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies one of the following:

(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit (or, if a broker or dealer may in fact extend or maintain margin credit to a customer with respect to such securities, then at the time of purchase of the issuer’s securities (A) the BDC owns at least 50% of the greatest number of outstanding and issuable equity securities of such issuer (i.e., 50% determined on a fully diluted basis) and the greatest amount of debt securities of such issuer), (B) the BDC is one of the 20 largest holders of record of the issuer’s outstanding voting securities);

(ii)	is controlled by a BDC or a group of companies acting together that includes a BDC, the BDC does in fact exercise a controlling influence over the management or policies of the issuer, and, as a result of such control, the BDC has an affiliated person serving as a director of the eligible portfolio company;

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million, subject to adjustment by SEC rules; or

(iv)	by virtue of SEC Rule 2a-46, (A) does not have any class of securities listed on a national securities exchange, or (B) has a class of securities listed on a national securities exchange but an aggregate market value (as computed under such rule) of outstanding voting and non-voting common equity of less than $250 million.

•	Securities of any eligible portfolio company (as defined above) that we control through having a person serving on the board of directors of the issuer;

•	Securities purchased from an issuer, or from a person who is, or who was within the13 months prior to the date of purchase, an affiliate of the issuer, which issuer is organized under the laws of, and has its principal place of business in, the United States and is not an investment company (or a company that would be an investment company but for certain exclusions under the 1940 Act), and which is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement);

•	Securities of an eligible portfolio company (as defined above) purchased from any person in a transaction not involving a public offering, if there is no ready market for such securities and if immediately prior to such purchase the BDC owns at least 60% of the outstanding equity securities of such issuer, as determined on a fully diluted basis;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;

•	Cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment; and

•	Office furniture and equipment, interests in real estate and leasehold improvement and facilities maintained to conduct the business operations of the BDC, operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees and general partners held by the BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as qualifying assets for the purpose of the foregoing 70% test, the BDC must either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, whether through its directors, officers or employees, offers to provide, and, if accepted, does in fact so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. We plan to invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Internal Revenue Code to qualify for tax treatment as a “regulated investment company” (“RIC”) for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Coverage Ratio

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

Management

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as our senior management team. Our ability to achieve our investment objective will depend on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment goals. Accomplishing this result in a cost-effective manner will largely be a function of managing the due-diligence and investment process, efficiently monitoring investments we make and, in some cases, accessing financing sources on acceptable terms.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

Risks Related to our Business

Our management team has no prior experience managing a BDC.

On December 13, 2012, we changed our business to become an internally managed, closed-end investment company and subsequently elected to be treated as a BDC under the 1940 Act. We have no prior experience managing a BDC, which may affect our ability to successfully manage and grow our business.

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

Although we intend to make periodic distributions to our shareholders, we may be unable to achieve operating results that will allow us to make such distributions. For example, the BDC asset-coverage requirements may limit our ability to make distributions. In addition, restrictions and provisions in any future credit facilities may limit our ability to make distributions. Although we intend to elect RIC taxation under the Internal Revenue Code, if we fail to meet certain annual income-distribution requirements, we could lose our RIC status and be subject to corporate-level income tax. Any failure to make distributions or any loss of our RIC status could materially and adversely affect your investment.

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

We expect, in the future, that we may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. In such a case, lenders will have fixed-dollar claims on our assets that are superior to the claims of our shareholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our shareholders. In addition, borrowings generally magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage; and any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds, and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we will be required to meet an asset-coverage ratio, calculated as total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities, of at least 200%. If this ratio declines below 200%, we will be unable to incur additional debt and may need to sell a portion of our investments to repay debt when it is otherwise disadvantageous to do so, and we may be unable to make distributions.

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

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were effective. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. Presently, we have no written employment agreement with either Mr. Geraci or Mr. Polinsky (their prior written employment agreements having expired in March 2016). Nevertheless, we expect to enter into written employment agreements with Messrs. Polinsky and Geraci in 2017 that will be substantially similar to their prior written agreements. We do not have any key-man insurance in place with respect to Messrs. Geraci and Polinsky.

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

We expect to invest primarily in senior secured term loans, mezzanine debt and selected equity investments issued by privately held and public “small- and micro-capitalization” companies, and may also use short sales and options in connection with our business.

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

Middle-Market Companies. Investments in middle-market companies also involve a number of additional significant risks, including:

•	typically shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	material dependence on management talents and efforts of a small group of persons;

•	less predictable operating results, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence, and requiring substantial additional capital;

•	difficulty accessing the capital markets to meet future capital needs; and

•	generally less publicly available information about their operations and financial condition.

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

Provided we qualify for tax treatment as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our shareholders as dividends. We will not qualify for this pass-through tax treatment, and thus will be subject to corporate-level federal income taxes, if we are unable to comply with the source of income, diversification and distribution requirements contained in the Internal Revenue Code, or if we fail to maintain our registration under the 1940 Act. If we fail to qualify for RIC tax treatment, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to shareholders and the actual amount of our distributions. As such, any such failure would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from your investment in our common stock.

ITEM 2 PROPERTIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2016 and December 31, 2015 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2017	$50,311
2018	46,988
TOTAL	$97,299

ITEM 3 LEGAL PROCEEDINGS

On March 15, 2017, we filed a complaint in the Superior Court for the State of Arizona, Maricopa County, against defendants Mix 1 Life, Inc., a Nevada corporation, and Messrs. Christopher Larson and Cameron Robb. The complaint alleges a breach of contract on the part of Mix 1 Life for its default on two senior secured promissory notes. The first secured note is convertible into common stock of Mix 1 Life, was purchased on February 6, 2014 in the original principal amount of $500,000 and originally became due on February 6, 2016. The second secured note is not convertible by its terms, was purchased on March 13, 2015 in the original principal amount of $250,000, and originally became due on March 13, 2016. Mr. Larson is a guarantor of Mix 1 Life’s obligations under the promissory notes, and each of Mr. Larson and Mr. Robb caused certain shares of Mix 1 Life common stock to be pledged to us as collateral security for the obligations under the promissory notes. As a result, the complaint also alleges breaches of related security contracts on the part of Messrs. Larson and Robb.

The complaint seeks recovery of the full aggregate original principal amount of $750,000, plus accrued but unpaid interest, plus attorney’s fees and other costs of collection and enforcement under the promissory notes and related security documents, from each of Mix 1 Life and Mr. Larson, and further seeks recovery of all attorney’s fees and costs of collection and enforcement of the related security documents from Mr. Robb. The complaint also seeks (i) appointment of a receiver, pursuant to an Arizona state statute, over the business operations of Mix 1 Life to preserve and liquidate our collateral, and (ii) an equitable relief enjoining Messrs. Robb and Larson from interfering with the functions of the court-appointed receiver.

As of the date of this report, none of the defendants had answered our complaint.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTCQX under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQX in 2016 and 2015. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year/Quarter	2016	2015
First Quarter	$0.75 - 0.60	$1.00 - 0.80
Second Quarter	$0.65 - 0.37	$0.89 - 0.60
Third Quarter	$0.75 - 0.40	$0.89 - 0.75
Fourth Quarter	$0.80 - 0.28	$0.75 - 0.75

Holders

As of the date of this filing, we had approximately 183 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. We do, however, intend to distribute dividends annually to our shareholders once we make an election to be treated as a regulated investment company (RIC) under the Internal Revenue Code.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, we had no outstanding options, warrants or other rights to purchase any equity securities of the

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods;

•	Our likely need for additional financing to prosecute and grow our business;

•	Our inability, for any reason, to retain our executive management personnel; and

•	Our lack of experience with the complex rules and regulations applicable to a BDC under the 1940 Act and our ability, while being leanly staffed in order conserve investor resources, to comply with those rules and regulations.

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

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,
Item	2016	2015
Investment Income:
Interest Income	$289,990	$478,331
Dividend Income	98,675	89,751

Operating Expenses:
General Operating Expenses	149,909	126,012
Legal and Accounting Expenses	174,454	206,292
Executive Management Compensation	157,490	162,861
Insurance Expense	78,134	89,421
Director’s Fees	58,956	55,000
Net Investment Loss	$(230,278)	$(71,504)

For the year ended December 31, 2016, the Company earned $289,990 in interest payments from four eligible portfolio companies―Mix 1 Life, Inc., DBR Phase III US Investors, LLC, Creative Realities, Inc. and Bravo Financial, LLC―an additional $170 bank interest on cash balances, and $48,949 in dividend payments from six eligible portfolio companies— Educational Development Corp., OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and $49,726 in non-eligible portfolio company dividends. For the year ended December 31, 2015, the Company earned $445,381 in interest payments from six eligible portfolio companies―Insite Software Solutions, Inc., Mix 1 Life, Inc. DBR Phase III US Investors, LLC, The Igloo, LLC, Creative Realities, Inc. and Bravo Financial, LLC―an additional $450 bank interest on cash balances, $32,500 in loan origination fees, $15,000 in dividend payments from one eligible portfolio company, Dala Petroleum, Inc., and $74,751 in noneligible portfolio company dividends.

As the table above indicates, we incurred general and administrative expenses aggregating $581,443 for the year ended December 31, 2016, and $639,586 for the year ended December 31, 2015. A discussion of the various components of our general and administrative expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses, which primarily include rent occupancy expense, bad debt expense, and miscellaneous office supply expenses, were $149,909 for the year ended December 31, 2016. Our general operating expenses were $126,012 for the year ended December 31, 2015. The increase in the current period is primarily related to our bad debt expense incurred in 2016.

Legal and Accounting Expenses. Our legal and accounting expenses were $174,454 for the year ended December 31, 2016 and $206,292 for the year ended December 31, 2015.

Executive Management Compensation. For the year ended December 31, 2016 and December 31, 2015, executive management compensation aggregated $157,490 and $162,861, respectively, in cash payments.

For the year ended December 31, 2016 and December 31, 2015, our net investment loss was $192,778 and $71,504, respectively. The increased net investment loss is primarily the result of lower income received on our investment portfolio.

Financial Condition

For the year ended December 31, 2016, we had an increase in net assets of $646,120. This increase in net assets was primarily due to the increase in valuation of our holding in BiteSquad.com, LLC, offset by the decrease in valuation of our holdings in Mix 1 Life secured loans. Our net assets decreased by $2,732,402 for the year ended December 31, 2015, primarily due to the write down of our oil and gas holdings, Southern Plains Resources, Inc. and Dala Petroleum, Inc., and the write off of The Igloo, LLC note. The decrease in the closing price of our holdings in the Mix 1 common stock was also a major contributor to this decrease.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows used by:
Operating activities	$(635,908)	$(1,125,252)
Investing activities	(0)	(0)
Financing activities	(0)	(0)
Net decrease in cash	(635,908)	(1,125,252)
Cash, beginning of period	2,980,659	4,105,911
Cash, end of period	$2,344,751	$2,980,659

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $2,344,751 of cash at the end fiscal 2016 and our $2,980,659 of cash at the end of fiscal 2015 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2017.

Presently, we expect that our $2.3 million in cash as of December 31, 2016 will be substantially invested within the next 12 months.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2016 and we do not anticipate any such capital expenditures for fiscal 2017. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, Audit Committee and independent third party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments. Valuation determinations are in all cases made in conformity with the written valuation policies and procedures respecting the valuation of Company investments.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors of

Mill City Ventures III, Ltd.

Wayzata, Minnesota

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd.(the “Company”) as of December 31, 2016 and 2015, including the schedule of investments as of December 31, 2016 and 2015 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2016, and December 31, 2015 and the financial highlights for each of the four years in the period then ended. These financial statements and financial highlights are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as we as the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the custodian, loan agents or borrowers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above, including the schedule of investments, present fairly, in all material respects, the financial position of Mill City Ventures III, Ltd. as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years ended December 31, 2016 and 2015 and the financial highlights for each of the four years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in note 7 to the financial statements, the accompanying financial statements include investments valued at $4,240,640, whose fair values have been estimated by the Valuation Committee and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, Fair Value Measurement, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. As of December 31, 2016, $4,240,640 of investments are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 28, 2017

Mill City Ventures III, Ltd.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Investments, at fair value
Non-control/Non-affiliate investments (cost of $7,397,908 and $7,218,131)	$6,987,002	$5,747,808
Cash	2,344,751	2,980,659
Prepaid expenses	61,661	43,808
Interest and dividends receivable	4,853	23,840
Leasehold improvements, net	15,665	23,773
Property and equipment, net	9,946	14,222
Total Assets	$9,423,878	$8,834,110
LIABILITIES
Current Liabilities
Accounts payable	$25,097	$10,431
Payable for purchase of investments	-	65,622
Deferred interest income	-	5,645
Deferred rent	11,373	11,124
Total Current Liabilities	36,470	92,822
Total Liabilities	36,470	92,822
Commitments and Contingencies (Note 4)
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 12,151,493 and 12,151,493 shares.	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,330,205)	(1,099,927)
Accumulated undistributed net realized gains on investment transactions	418,373	601,392
Net unrealized appreciation/(depreciation) in value of investments	(410,906)	(1,470,323)
Total Shareholders’ Equity	9,387,408	8,741,288
Total Liabilities and Shareholders’ Equity	$9,423,878	$8,834,110

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Investment Income
Interest income	$289,990	$478,331
Dividend income	98,675	89,751
Total Investment Income	388,665	568,082
Operating Expenses:
Professional fees	174,454	206,292
Payroll expense	157,490	162,861
Insurance expense	78,134	89,421
Occupancy	82,901	91,217
Director’s fees	58,956	55,000
Bad debt expense	37,500	-
Depreciation and amortization	12,384	12,849
Other general and administrative expenses	17,124	21,946
Total Operating Expenses	618,943	639,586
Net Investment Loss	$(230,278)	$(71,504)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	$(183,019)	$183,416
Net change in unrealized appreciation (depreciation) on investments	$1,059,417	$(2,844,314)
Net Realized and Unrealized Gain (Loss) on Investments	876,398	(2,660,898)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	$646,120	$(2,732,402)
Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$(0.22)
Weighted-average number of common shares outstanding	12,151,493	12,151,493

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2016 and 2015

						Accumulated
						Undistributed	Net
					Accumulated	Net Realized	Unrealized
			Additional		Undistributed	Gains on	Appreciation	Total
	Common Stock		Paid In	Accumulated	Investment	Investments	in value of	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity

Balance as of January 1, 2015	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,028,423)	$417,976	$1,373,991	$11,473,690
Undistributed investment loss	—	—	—	—	(71,504)	—	—	(71,504)

Undistributed net realized gains on investment transactions	—	—	—	—	—	183,416	—	183,416

Depreciation in value of investments	—	—	—	—	—	—	(2,844,314)	(2,844,314)

Balance as of December 31, 2015	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,099,927)	$601,392	$(1,470,323)	$8,741,288
Undistributed investment loss	—	—	—	—	(230,278)	—	—	(230,278)

Undistributed net realized gains on investment transactions	—	—	—	—	—	(183,019)	—	(183,019)

Appreciation in value of investments	—	—	—	—	—	—	1,059,417	1,059,417

Balance as of December 31, 2016	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,330,205)	$418,373	$(410,906)	$9,387,408

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$646,120	$(2,732,402)
Adjustments to reconcile net increase (decrease) in net asset value resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	(1,059,417)	2,844,314
Net realized gain or loss on investments	183,019	(183,416)
Payments for purchases of investments	(2,520,559)	(3,999,675)
Proceeds from sales of investments	2,157,763	2,762,478
Depreciation and amortization	12,384	12,849
Changes in operating assets and liabilities:
Receivable from sale on investments	-	82,103
Interest and dividends receivable	18,987	35,954
Prepaid expenses	(17,853)	5,815
Accounts payable	14,666	(25,667)
Deferred rent	249	1,128
Deferred interest income	(5,645)	5,645
Payable for purchase of investment	(65,622)	65,622
Net cash used in operating activities	(635,908)	(1,125,252)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Purchases of leasehold improvements	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Payment for repurchase of common stock	-	-
Net cash used in financing activities	-	-
Net decrease in cash	(635,908)	(1,125,252)
Cash, beginning of the year	2,980,659	4,105,911
Cash, end of the year	$2,344,751	$2,980,659

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	180,000		—	320,000	(320,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	180,000	1.92%	—	570,000	(570,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.32%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/16/2017	$22,500	22,500	—		—	22,500	(22,500)
					82,695	—	0.00%	—	82,695	(82,695)

Total Debt Investments					1,332,695	680,000	7.24%	—	652,695	(652,695)

The accompanying notes are an integral part of these financial statements.

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	32,143	0.34%	32,143	—	32,143

Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	104,663		10,688	—	10,688
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	40,051	—	15,219		15,219	—	15,219
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	30,000		—	16,160	(16,160)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					241,154	174,882	1.86%	25,907	92,179	(66,272)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	116,686	1.24%	992	3,333	(2,341)
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	50,820		—	14,800	(14,800)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	438,702		141,321	—	141,321
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	11,100		445	—	445
					373,656	500,622	5.33%	141,766	14,800	126,966
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	85,210	369,800	420,085		50,285	—	50,285
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	40,000	—	—		—	—	—
					369,800	420,085	4.48%	50,285	—	50,285
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	47,798		—	2,742	(2,742)
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	179,862		10,659	4,107	6,552
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	177,459	141,940		—	35,519	(35,519)
					551,309	669,600	7.13%	160,659	42,368	118,291
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,500		—	22,857	(22,857)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	99,412		7,429	—	7,429
					220,340	204,912	2.18%	7,429	22,857	(15,428)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	100,000	1,380,000	2,747,011	29.26%	1,367,011	—	1,367,011
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	137,050	1.46%	—	12,559	(12,559)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.21%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	367,205	3.91%	3,141	45,316	(42,175)

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	212,650		37,390	—	37,390
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	118,900		—	38,460	(38,460)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	39,415		5,274	—	5,274
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	65,000		—	18,090	(18,090)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	12,212		—	8,875	(8,875)
					470,938	448,177	4.78%	42,664	65,425	(22,761)

Total Equity Investments					6,065,213	6,307,002	67.18%	1,831,997	1,590,208	241,789

Total Cash and Cash Equivalents					2,344,751	2,344,751	24.98%	—	—	—

Total Investments, Cash and Cash Equivalents					$9,742,659	$9,331,753	99.40%	$1,831,997	$2,242,903	$(410,906)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.

(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security. At December 31, 2016, aggregate non-qualifying assets represented approximately 8.3% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd

Schedule of Investments

As of December 31, 2015

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Advertising
Creative Realities, Inc.	Secured Loan (3)	12% cash + 2% PIK	4/15/2017	$600,000	$600,000	$600,000	6.86%	—	—	—
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	500,000		—	—	—
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	250,000		—	—	—
					750,000	750,000	8.58%	—	—	—
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.72%	—	—	—
Leisure & Hospitality
The Igloo LLC	Secured Loan	20%	12/31/2016	500,000	500,000	—	0.00%	—	500,000	(500,000)
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$5,195	5,195	—		—	5,195	(5,195)
Pacific Oil & Gas LLC	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
					30,195	—	0.00%	—	30,195	(30,195)

Total Debt Investments					$2,380,195	$1,850,000	21.16%	—	$530,195	$(530,195)

The accompanying notes are an integral part of these financial statements.

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	—		—	—	—
Creative Realities, Inc.	Common Stock (8)	n/a	n/a	975,000	—	243,750		243,750	—	243,750
					—	243,750	2.79%	243,750	—	243,750
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	81,967	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	250,000	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	237,470	—	237,470		237,470	—	237,470
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					101,019	262,470	3.00%	237,470	76,019	161,451
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	37,380	0.43%	—	28,240	(28,240)
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	200,000	200,000	146,760		—	53,240	(53,240)
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	200,000	—	—		—	—	—
					200,000	146,760	1.68%	—	53,240	(53,240)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	5,000	47,869	49,550		1,681	—	1,681
					197,869	349,550	4.00%	151,681	—	151,681
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,100		—	23,257	(23,257)
Powershares High Dividend Yield	Common Stock (9)	n/a	n/a	10,000	253,510	210,000		—	43,510	(43,510)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	90,100		—	1,883	(1,883)
					473,850	405,200	4.64%	—	68,650	(68,650)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	60,000	780,000	780,000	8.92%	—	—	—
DBR Phase III US Investors, LLC	Limited Partnership Units (8)	n/a	n/a	761,050	761,050	761,050	8.71%	—	—	—
					1,541,050	1,541,050	17.63%	—	—	—
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	133,400	1.53%	—	16,209	(16,209)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	500,000	500,000	444,208		—	55,792	(55,792)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,730,000	444,208	5.08%	—	1,285,792	(1,285,792)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	2,300	25,212	25,461	0.29%	249	—	249
Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	172,050		—	3,210	(3,210)
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	125,800		—	31,560	(31,560)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	10,729		—	10,358	(10,358)
					353,707	308,579	3.53%	—	45,128	(45,128)

Total Equity Investments					$4,837,936	$3,897,808	44.59%	$633,150	$1,573,278	$(940,128)

Total Cash and Cash Equivalents					$2,980,659	$2,980,659	34.10%	—	—	—

Total Investments, Cash and Cash Equivalents					$10,198,790	$8,728,467	99.85%	$633,150	$2,103,473	$(1,470,323)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2015, aggregate non-qualifying assets represented approximately 10.1% of our total assets.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

NOTE 1 — ORGANIZATION

Mill City Ventures III, Ltd. is an investment company incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.”

We are an internally managed closed-end non-diversified management investment company. We have elected to be regulated as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”). To date, we have not made an election to be treated as a regulated investment company, or “RIC,” under the Internal Revenue Code of 1986.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Management and service fees: We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Numerator: Net Gain (Loss)	$646,120	$(2,732,402)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net gain (loss) per common share	$0.05	$(0.22)

At December 31, 2016 and 2015, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2016 and December 31, 2015 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2017	$50,311
2018	46,988
TOTAL	$97,299

NOTE 5 — SHAREHOLDERS’ EQUITY

At December 31, 2016, a total of 12,151,493 shares of common stock were issued and outstanding.

NOTE 6 — INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2016 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (Secured)	$1,332,695	18.0%	$680,000	9.7%
Preferred Stock	2,030,000	27.4	3,047,011	43.6
Common Stock	3,384,194	45.8	2,714,219	38.8
Warrants	-	-	32,143	0.5
Other Equity	651,019	8.8	513,629	7.4
Total	$7,397,908	100.0%	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2015 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (Secured)	$2,380,195	33.0%	$1,850,000	32.2%
Preferred Stock	1,430,000	19.8	1,080,000	18.8
Common Stock	2,045,867	28.3	1,587,550	27.6
Warrants	-	-	-	-
Other Equity	1,362,069	18.9	1,230,258	21.4
Total	$7,218,131	100.0%	$5,747,808	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Fair Value
Advertising	$32,143	0.5%
Consumer	354,882	5.1
Education	116,686	1.7
Financial	1,000,622	14.3
Healthcare	420,085	6.0
Information Technology	669,600	9.6
Investment Fund	204,912	2.9
Leisure & Hospitality	2,747,011	39.3
Media	137,050	2.0
Oil & Gas	488,629	7.0
Publishing	367,205	5.2
Telecommunications	448,177	6.4
Total	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Fair Value
Advertising	$843,750	14.7%
Consumer	1,012,470	17.6
Financial	537,380	9.3
Healthcare	146,760	2.6
Information Technology	349,550	6.1
Investment Fund	405,200	7.1
Leisure & Hospitality	1,541,050	26.8
Media	133,400	2.3
Oil & Gas	444,208	7.7
Publishing	25,461	0.4
Telecommunications	308,579	5.4
Total	$5,747,808	100.0%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of December 31, 2016. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company is we owned at least 5% and up to 25% of its voting securities.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2016 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2016, according to the fair value hierarchy:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Loans (Secured)	$-	$-	$680,000	$680,000
Preferred Stock	-	-	3,047,011	3,047,011
Common Stock	2,684,219	30,000	-	2,714,219
Warrants	-	32,143	-	32,143
Other Equity	-	-	513,629	513,629
Total	$2,684,219	$62,143	$4,240,640	$6,987,002

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2015, according to the fair value hierarchy

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans (Secured)	$-	$-	$1,850,000	$1,850,000
Preferred Stock	-	-	1,080,000	1,080,000
Common Stock	1,587,550	-	-	1,587,550
Warrants	-	-	-	-
Other Equity	-	-	1,230,258	1,230,258
Total	$1,587,550	$-	$4,160,258	$5,747,808

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2016:

	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2015	$1,850,000	$1,080,000	$-	$-	$1,230,258
Net change in unrealized appreciation	(122,500)	1,367,011	-		(5,579)
Purchases and other adjustments to cost	64,500	600,000	-	-	50,000
Sales and redemptions	(724,000)	-	-	-	(761,050)
Net realized gain	(388,000)	-	-	-	-
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629

The net change in unrealized appreciation for the period ended December 31, 2016 attributable to Level 3 portfolio investments still held at December 31, 2016 is $713,932, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2015:

	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2014	$1,750,000	$650,000	$300,000	$-	$1,525,000
Net change in unrealized appreciation	(530,195)	(350,000)	(300,000)	-	(55,792)
Purchases and other adjustments to cost	2,380,195	780,000	-	-	-
Sales and redemptions	(1,750,000)	-	-	-	(238,950)
Net realized gain	-	-	-	-	-
Balance as of December 31, 2015	$1,850,000	$1,080,000	$-	$-	$1,230,258

The net change in unrealized depreciation for the period ended December 31, 2015 attributable to Level 3 portfolio investments still held at December 31, 2015 was $1,235,987, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

There were no transfers between levels during the years ended December 31, 2016 and 2015.

NOTE 8 — MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain an asset coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2016, approximately 89% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and our asset coverage ratio was 100%.

NOTE 9 — RELATED-PARTY TRANSACTIONS

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

NOTE 10 — INCOME TAXES

We plan to be taxed as a regulated investment company, or “RIC,” and intend to comply with the requirements of the Internal Revenue Code applicable to RICs. Currently, however, we have not elected to be treated as a RIC. Upon our election to be taxed as a RIC, we will be required to distribute at least 90% of our investment company taxable income, and we intend at that time to distribute to shareholders (or retain through a deemed distribution) all of our investment company taxable income and net capital gain. Based on the foregoing, we have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 11 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2016 through 2013:

	Year Ended December 31,
	2016	2015	2014	2013

Per Share Data: (1)
Net asset value at beginning of period	0.72	0.94	0.86	0.04
Net investment income	(0.02)	0.00	(0.04)	(0.05)
Net realized and unrealized losses	0.07	(0.22)	0.12	0.03
Issuance of common stock	0.00	0.00	0.00	0.84
Net asset value at end of period	0.77	0.72	0.94	0.86

Ratio / Supplemental Data:
Per share market value of investments at end of period	0.57	0.47	0.59	0.27
Shares outstanding at end of period	12,151,493	12,151,493	12,151,493	12,169,422
Average weighted shares outstanding for the period	12,151,493	12,151,493	12,166,608	10,219,737
Net assets at end of period	9,387,408	8,741,288	11,473,690	10,521,830
Average net assets (2)	8,651,742	10,520,199	11,416,452	8,538,872
Portfolio turnover rate (3)	24.94%	26.26%	11.21%	7.53%
Ratio of operating expenses to average net assets (3)	-7.15%	-6.08%	-7.00%	-7.12%
Ratio of net operating loss to average net assets (3)	-2.66%	-0.68%	-4.02%	-6.71%
Ratio of realized gains to average net assets (3)	-2.12%	1.74%	2.54%	1.51%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 — SUBSEQUENT EVENTS

On January 6, 2017, we received $726,785 from BiteSquad.com, LLC on the sale of 26,457 preferred LLC units.

In February 2017, we commenced actions to take title to and possession of, with the intent of consummating periodic public foreclosure sales, shares of Mix 1 Life, Inc. that had been pledged to us by third parties as collateral security for obligations owed to us under secured promissory notes. As of the date of this report, we have obtained title to and engaged in one or more public sales of the pledged shares.

On March 15, 2017, we filed a complaint in the Superior Court for the State of Arizona, Maricopa County, against defendants Mix 1 Life, Inc., a Nevada corporation, and Messrs. Christopher Larson and Cameron Robb. The complaint alleges breaches of contract on the part of the defendants in connection with a default by Mix 1 Life on two senior secured promissory notes having an aggregate original principal amount of $750,000. Please see Part I, Item 3, “Legal Proceedings” for more information.

On February 2, 2017, we entered into a mezzanine loan agreement with DBR Enclave US Investors, LLC for a total commitment of $500,000, of which $333,333 was called.  The promissory note we obtained in exchange for our investment bears interest at the per annum rate of 15% and matures on June 30, 2021.

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

As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2016.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and Shareholders Mill City Ventures III, Ltd.:

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	57	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	47	Director and Chief Financial Officer
Howard Liszt	70	Director
Lyle Berman	75	Director
Laurence Zipkin	75	Director

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

Joseph A. Geraci, II co-founded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II, LP, each a Minnesota limited partnership that invested directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota. Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based brokerdealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

In August 2003, the National Association of Securities Dealers (NASD) found in an administrative hearing that Mr. Geraci, while employed by and affiliated with a NASD member, had violated NASD Conduct Rule 2110 and SEC Rule 10b-5 in August 1999, and barred him from associating with any NASD member in the future.

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. He currently serves on the board of Eggland’s Best, a branded egg company, and Land O’ Lakes, the second largest cooperative in the United States. Mr. Liszt previously served on the board of Wireless Ronin Technologies (now known as Creative Realities, Inc.), but resigned from that board in August 2014. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Master’s in Business from the University of Minnesota, Minneapolis.

Lyle Berman is a 1964 graduate of the University of Minnesota with a degree in Business Administration. Mr. Berman began his career with Berman Buckskin, his family's leather business. He helped grow the business into a major specialty retailer with 27 outlets. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 until 2000. In October 1995, Mr. Berman was honored with the B'nai B'rith "Great American Traditions Award." In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Since January 2005, Mr. Berman has also served as Chairman of the Board of Pokertek, Inc.

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

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2016.

Committees of the Board of Directors; Audit Committee Financial Expert

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our review, we believe that a Form 3 was filed late by Mr. Lyle Berman in connection with his joining our Board of Directors, and a Form 4 was filed late by Mr. Geraci in December 2016 in connection with a purchase by him of our common stock.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2016 and 2015 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

			Stock	All Other
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Douglas M. Polinsky,	2016	$50,000	$0	$—	$50,000
Chief Executive Officer	2015	$50,000	$0	$—	$50,000
Joseph A. Geraci, II,	2016	$95,000	$0	$—	$95,000
Chief Financial Officer	2015	$100,000	$0	$—	$100,000

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2015 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2016, we paid a total of $58,956 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, III	2016	—	—
Douglas M. Polinsky	2016	—	—
Lyle Berman	2016	$18,956	$18,956
Howard P. Liszt	2016	$20,000	$20,000
Laurence S. Zipkin	2016	$20,000	$20,000

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 15, 2017

(on which date there were 12,151,493 shares of common stock outstanding), by:

•	each director of the Company

•	each named executive (see Item 11 above)

•	all current directors and executive officers of the Company as a group, and

•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 328 Barry Avenue S., Suite 210, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned (1)	Shares (1)

Douglas M. Polinsky (2)	554,858	4.6%
Joseph A. Geraci, II (3)	639,079	5.3%
Howard Liszt (4)	—	*
Lyle Berman (5)	—	*
Laurence Zipkin (6)	—	*
Neal Linnihan	2,500,000	20.6%
Scott and Elizabeth Zbikowski (7)	1,865,000	15.3%
Ervin Kramer	1,087,728	8.9%
Donald Schreifels	1,060,001	8.7%
David Bester	1,000,000	8.2%
Patrick Kinney (8)	942,278	7.8%
William Hartzell	650,000	5.3%
All current directors and executive officers as a group (9) (five persons)	1,193,937	9.9%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 258,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Liszt is a director of the Company.

(5)	Mr. Berman is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

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

Director Independence

The Company currently has five directors, three of whom—Messrs. Liszt, Berman and Zipkin, are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. None of our independent directors are “interested persons” as that term is defined in the 1940 Act. The Company is not subject to those listing standards, however, because its common stock is not listed for trading on a Nasdaq market. Based upon information requested from each such director concerning his background, employment and affiliations, the board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the board or any committee thereof.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2016	2015
Audit Fees	$50,004	$49,694
Audit-Related Fees	—	—
Tax Fees	4,750	8,200
Total	$54,754	$57,894

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2016 and 2015 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Tax Fees. The fees identified under this caption were for tax compliance and corporate tax services. Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with state and local taxes.

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Employment Agreement with Joseph A. Geraci II, dated effective March 25, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.2	Employment Agreement with Douglas M. Polinsky dated effective March 25, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 26, 2013)
10.3	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.4	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to Registration Statement on Form N2 filed on May 31, 2013)
10.5	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.6	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.7	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.8	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.9	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.10	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.11	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.12	Senior Secured Promissory Note of Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2013)
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date

/s/ Douglas M. Polinsky	Chief Executive Officer, President and
Douglas M. Polinsky	Director (principal executive officer)	March 28, 2017

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director
Joseph A. Geraci, II	(principal accounting and financial officer)	March 28, 2017

/s/ Lyle Berman	Director
Lyle Berman		March 28, 2017

/s/ Howard Liszt	Director
Howard Liszt		March 28, 2017

/s/ Laurence Zipkin	Director
Laurence S. Zipkin		March 28, 2017

