Form 10-Q
period 2017-03-31
Mill City Ventures III, Ltd
filed 2017-05-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of May 12, 2017, Mill City Ventures III, Ltd. had 12,151,493 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $6,483,185 and $7,397,908, respectively)	$5,469,140	$6,987,002
Cash	4,070,866	2,344,751
Prepaid expenses	39,220	61,661
Receivable for sale of investments	2,057	-
Interest and dividends receivable	10,748	4,853
Leasehold improvements, net	13,638	15,665
Property and equipment, net	9,225	9,946
Total Assets	$9,614,894	$9,423,878

LIABILITIES
Current Liabilities:
Accounts payable	$31,090	$25,097
Payable for purchases of investments	205,698	-
Deferred rent	11,216	11,373
Total Current Liabilities	248,004	36,470
Total Liabilities	248,004	36,470
Commitments and Contingencies (Note 4)

SHAREHOLDERS’ EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,459,855)	(1,330,205)
Accumulated undistributed net realized gains on investment transactions	1,130,644	418,373
Net unrealized depreciation in value of investments	(1,014,045)	(410,906)
Total Shareholders’ Equity (net assets)	9,366,890	9,387,408

Total Liabilities and Shareholders’ Equity	$9,614,894	$9,423,878

Net Asset Value Per Common Share	$0.77	$0.77

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
Investment Income
Interest income	$23,197	$70,041
Dividend income	13,367	16,282
Total Investment Income	36,564	86,323

Operating Expenses
Professional fees	66,736	40,007
Payroll	41,358	41,409
Insurance	17,446	21,357
Occupancy	19,822	24,175
Directors’ fees	15,000	13,956
Depreciation and amortization	2,748	3,212
Other general and administrative	3,104	2,601
Total Operating Expenses	166,214	146,717
Net Investment Loss	$(129,650)	$(60,394)

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	712,271	(542,095)
Net change in unrealized appreciation (depreciation) on investments	(603,139)	581,649
Net Realized and Unrealized Gain on Investments	109,132	39,554
Net Decrease in Net Assets Resulting from Operations	$(20,518)	$(20,840)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.00	$0.00

Weighted-average number of common shares outstanding	12,151,493	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net Assets at Beginning of Period	$9,387,408	$8,741,288
Net investment loss	(129,650)	(60,394)
Net realized gain (loss) on investments	712,271	(542,095)
Net increase (decrease) in unrealized appreciation on investments	(603,139)	581,649
Net decrease in net assets resulting from operations	(20,518)	(20,840)
Total net decrease in net assets resulting from operations	(20,518)	(20,840)
Net Assets at End of Period	$9,366,890	$8,720,448

Accumulated undistributed net investment loss	$(1,459,855)	$(1,160,321)

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net decrease in net asset value resulting from operations	$(20,518)	$(20,840)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided in operating activities:
Net change in unrealized (appreciation) depreciation on investments	603,139	(581,649)
Net realized (gain) loss on investments	(712,271)	542,095
Payments for purchases of investments	(694,120)	(749,146)
Proceeds from sales of investments	2,321,114	972,565
Depreciation and amortization expense	2,748	3,212

Changes in operating assets and liabilities:
Prepaid expenses	22,441	28,499
Receivable from sale of investments	(2,057)	-
Interest and dividends receivable	(5,895)	17,705
Accounts payable	5,993	9,684
Deferred interest income	-	(5,645)
Deferred rent	(157)	82
Payable for investment purchase	205,698	(65,622)
Net cash provided in operating activities	1,726,115	150,940

Net increase in cash	1,726,115	150,940

Cash, beginning of period	2,344,751	2,980,659
Cash, end of period	$4,070,866	$3,131,599

See accompanying Notes to Financial Statements

Mill City Ventures III, Ltd
Schedule of Investments (Unaudited)
March 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/5/2012	$500,000	$500,000	$—		$—	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/12/2012	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/30/2014	$500,000	500,000	500,000	5.34%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/30/2011	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/21/2012	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/15/2013	$22,500	22,500	—		—	22,500	(22,500)
Dala Petroleum, Inc.	Secured Loan	12%	1/29/2013	$10,000	10,000	—		—	10,000	(10,000)
					92,695	—	0.00%	—	92,695	(92,695)
Leisure & Hospitality
DBR Enclave US Investors, LLC	Secured Loan	15%	1/30/2016	$333,333	333,333	333,333	3.56%	—	—	—

Total Debt Investments					$1,676,028	$833,333	8.90%	$—	$842,695	$(842,695)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/ Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/27/2016	1,071,429	$—	$—	0.00%	$—	$—	$—
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/19/2017	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/5/2015	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/27/2015	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/18/2014	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	102,284		8,309	—	8,309
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	100	147	119		—	28	(28)
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	1,516,219	—	90,973		90,973	—	90,973
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	4,800		—	41,360	(41,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	68,500	65,241	53,430		—	11,811	(11,811)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					306,542	276,606	2.95%	99,282	129,218	(29,936)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	146,606	1.57%	27,579	—	27,579
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	20,000	317,287	430,000		112,713	—	112,713
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	12,300		1,645	—	1,645
					327,942	442,300	4.72%	114,358	—	114,358
Healthcare
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/20/2016	40,000	—	7,000	0.07%	7,000	—	7,000
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/29/2019	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	51,684		1,144	—	1,144
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	293,756		47,046	—	47,046
Travelzoo, Inc.	Common Stock	n/a	n/a	20,000	224,856	193,000		—	31,856	(31,856)
					672,106	838,440	8.95%	198,190	31,856	166,334
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	1,014,893	2,020,226	21.57%	1,005,333	—	1,005,333
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/2/2013	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.22%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	50,000	503,557	337,500	3.60%	1,796	167,853	(166,057)

Telecommunications
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	78,500	0.84%	—	4,590	(4,590)

Total Equity Investments					$4,807,157	$4,635,807	49.49%	$1,453,538	$1,624,888	$(171,350)

Total Cash and Cash Equivalents					$4,070,866	$4,070,866	43.46%	$—	$—	$—

Total Investments, Cash and Cash Equivalents					$10,554,051	$9,540,006	101.85%	$1,453,538	$2,467,583	$(1,014,045)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment. Includes 1,666,668 shares valued under the Mix 1 Life, Inc. secured $500,000 as of December 31, 2016.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security. At March 31, 2017, aggregate non-qualifying assets represented approximately 8.3% of our total assets.
(10)	Value reflects 20% discount for restricted nature of securities

Mill City Ventures III, Ltd
Schedule of Investments
December 31, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/5/2012	$500,000	$500,000	$180,000		$—	$320,000	$(320,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/12/2012	$250,000	250,000	—		—	250,000	(250,000)
					750,000	180,000	1.92%	—	570,000	(570,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/30/2014	$500,000	500,000	500,000	5.33%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/30/2011	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/21/2012	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/15/2013	$22,500	22,500	—		—	22,500	(22,500)
					82,695	—	0.00%	—	82,695	(82,695)

Total Debt Investments					$1,332,695	$680,000	7.24%	$—	$652,695	$(652,695)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/ Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/27/2016	1,071,429	$—	$32,143	0.00%	$32,143	$—	$32,143
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/19/2017	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/5/2015	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/27/2015	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/18/2014	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	104,663		10,688	—	10,688
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	40,051	—	15,219		15,219	—	15,219
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	30,000		—	16,160	(16,160)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					241,154	174,882	1.86%	25,907	92,179	(66,272)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	116,686	1.24%	992	3,333	(2,341)
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	50,820		—	14,800	(14,800)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	438,702		141,321	—	141,321
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	11,100		445	—	445
					373,656	500,622	5.33%	141,766	14,800	126,966
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	85,210	369,800	420,085		50,285	—	50,285
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/20/2016	40,000	—	—		—	—	—
					369,800	420,085	4.47%	50,285	—	50,285
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/29/2019	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	47,798		—	2,742	(2,742)
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	179,862		10,659	4,107	6,552
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	177,459	141,940		—	35,519	(35,519)
					551,309	669,600	7.13%	160,659	42,368	118,291
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,500		—	22,857	(22,857)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	99,412		7,429	—	7,429
					220,340	204,912	2.18%	7,429	22,857	(15,428)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	100,000	1,380,000	2,747,011	29.26%	1,367,011	—	1,367,011
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	137,050	1.46%	—	12,559	(12,559)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/2/2013	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.21%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	367,205	3.91%	3,141	45,316	(42,175)

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	212,650		37,390	—	37,390
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	118,900		—	38,460	(38,460)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	39,415		5,274	—	5,274
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	65,000		—	18,090	(18,090)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	12,212		—	8,875	(8,875)
					470,938	448,177	4.77%	42,664	65,425	(22,761)

Total Equity Investments					$6,065,213	$6,307,002	67.19%	$1,831,997	$1,590,208	$241,789

Total Cash and Cash Equivalents					$2,344,751	$2,344,751	24.98%	$—	$—	$—

Total Investments, Cash and Cash Equivalents					$9,742,659	$9,331,753	99.41%	$1,831,997	$2,242,903	$(410,906)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security. At December 31, 2016, aggregate non-qualifying assets represented approximately 8.3% of our total assets.
(10)	Value reflects 20% discount for restricted nature of securities

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

March 31, 2017

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interested or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash, and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected be realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment in placed on non-accrual status.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2017 (together with the corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,676,028	25.9%	$833,333	15.3%
Preferred Stock	1,664,893	25.7	2,320,226	42.4
Common Stock	2,491,245	38.4	1,794,952	32.8
Warrants	-	-	7,000	0.1
Other Equity	651,019	10.0	513,629	9.4
Total	$6,483,185	100.0%	$5,469,140	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2016 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,332,695	18.0%	$680,000	9.7%
Preferred Stock	2,030,000	27.4	3,047,011	43.6
Common Stock	3,384,194	45.8	2,714,219	38.8
Warrants	-	-	32,143	0.5
Other Equity	651,019	8.8	513,629	7.4
Total	$7,397,908	100.0%	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2017:

	As of March 31, 2017
	Investments at Fair Value	Percentage of Fair Value
Consumer	$276,606	5.1%
Education	146,606	2.7
Financial	942,300	17.2
Healthcare	7,000	0.1
Information Technology	838,440	15.3
Leisure & Hospitality	2,353,559	43.0
Oil & Gas	488,629	8.9
Publishing	337,500	6.2
Telecommunications	78,500	1.5
Total	$5,469,140	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Fair Value
Advertising	$32,143	0.5%
Consumer	354,882	5.1
Education	116,686	1.7
Financial	1,000,622	14.3
Healthcare	420,085	6.0
Information Technology	669,600	9.6
Investment Fund	204,912	2.9
Leisure & Hospitality	2,747,011	39.3
Media	137,050	2.0
Oil & Gas	488,629	7.0
Publishing	367,205	5.2
Telecommunications	448,177	6.4
Total	$6,987,002	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of March 31, 2017. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2017 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2017, according to the fair value hierarchy:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$833,333	$833,333
Preferred Stock	-	-	2,320,226	2,320,226
Common Stock	1,790,152	4,800	-	1,794,952
Warrants	-	-	7,000	7,000
Other Equity	-	-	513,629	513,629
Total	$1,790,152	$4,800	$3,674,188	$5,469,140

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2016, according to the fair value hierarchy

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$680,000	$680,000
Preferred Stock	-	-	3,047,011	3,047,011
Common Stock	2,684,219	30,000	-	2,714,219
Warrants	-	32,143	-	32,143
Other Equity	-	-	513,629	513,629
Total	$2,684,219	$62,143	$4,240,640	$6,987,002

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2017:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation (depreciation)	(190,000)	(361,679)	-	7,000	-
Purchases and other adjustments to cost	343,333	-	-	-	-
Sales and redemptions	(90,000)	(726,785)	-	-	-
Net realized gain	90,000	361,679	-	-	-
Balance as of March 31, 2017	$833,333	$2,320,226	$-	$7,000	$513,629

The net change in unrealized depreciation for the three months ended March 31, 2017 attributable to Level 3 portfolio investments still held at March 31, 2017 is $544,679, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2016:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2015	$1,850,000	$1,080,000	$-	$-	$1,230,258
Net change in unrealized appreciation	(122,500)	1,367,011	-	-	(5,579)
Purchases and other adjustments to cost	64,500	600,000	-	-	50,000
Sales and redemptions	(724,000)	-	-	-	(761,050)
Net realized gain	(388,000)	-	-	-	-
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629

The net change in unrealized appreciation for the period ended December 31, 2016 attributable to Level 3 portfolio investments still held at December 31, 2016 was $713,932, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the three-month periods ended March 31, 2017 and 2016 was $11,345 and $11,345, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2017	$37,759
2018	46,988
Total	$84,747

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

NOTE 8 – SHAREHOLDERS’ EQUITY

At March 31, 2017, we had 12,151,493 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2017	2016
Numerator: Net decrease in net asset value resulting from operations	$(20,518)	$(20,840)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net loss per common share	$.00	$.00

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per-share data (1):
Net asset value at beginning of period	$0.77	$0.72
Net investment loss	(0.01)	0.00
Net realized and unrealized losses	0.01	0.00

Net asset value at end of period	$0.77	$0.72

Ratio/supplemental data:
Per-share market value of investments at end of period	$0.46	$0.46
Shares outstanding at end of period	12,151,493	12,151,493
Weighted-average shares outstanding for period	12,151,493	12,151,493
Net assets at end of period	$9,366,890	$8,720,448
Average net assets (2)	$9,563,916	$8,718,010
Portfolio turnover rate (3)	7.26%	8.25%
Ratio of operating expenses to average net assets (3)	(6.86)%	(6.65)%
Ratio of net investment loss to average net assets (3)	(5.38)%	(2.78)%
Ratio of realized gains (losses) to average net assets (3)	33.82%	(22.92)%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

The defendants failed to file a timely answer to our complaint. At this time, we are pursuing our attempts to have a receiver appointed to preserve and liquidate our collateral.

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

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our revenues relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately become gains.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2017, we made $694,120 of investments in portfolio companies and had $2,321,114 of redemptions and repayments, resulting in net investments at amortized cost of $6,483,185 for the period.

During the three months ended March 31, 2016, we made $749,146 of investments in portfolio companies and had $972,565 of redemptions and repayments, resulting in net investments at amortized cost of $7,397,908 for the period.

Our portfolio composition by major class, based on fair value at March 31, 2017, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$833,333	15.2%
Unsecured Loans	-	-
Equity/Other	4,635,807	84.8
Total	$5,469,140	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the three months ended March 31,
	2017	2016
Total investment income	$36,564	$86,323
Total expenses	(166,214)	(146,717)
Net investment loss	$(129,650)	$(60,394)

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

For the three months ended March 31, 2017, our total investment income was $36,564, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in five eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and dividends received on account of investments in three non-eligible portfolio companies.

For the three months ended March 31, 2016, our total investment income was $86,323, and was attributable to interest income from four eligible portfolio companies - Bravo Financial, LLC, Mix 1 Life, Inc., Creative Realities, Inc. and DBR Phase III US Investors, LLC - and dividend payments received on account of investments in three eligible portfolio companies - Educational Development Corp., OTC Markets Group Cl A, and Simulations Plus, Inc .- and on account of investments in six non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2017 and March 31, 2016 was as follows:

Expense item	Three months ended March 31, 2017	Three months ended March 31, 2016
Professional fees	$66,736	$40,007
Payroll	41,358	41,409
Occupancy	19,822	24,175
Insurance	17,446	21,357
Directors’ fees	15,000	13,956
Depreciation and amortization	2,748	3,212
Other general and administrative	3,104	2,601
Total	$166,214	$146,717

Net Realized Gain from Investments

For the three months ended March 31, 2017, we had $2,321,114 of principal repayments, resulting in $712,271 of realized gains. For the three months ended March 31, 2016, we had $972,565 of principal repayments, resulting in $542,095 of realized losses.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2017, our investments had $603,139 of unrealized depreciation. For the three months ended March 31, 2016, our investments had $581,649 of unrealized appreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2017, we recorded a net decrease in net assets from operations of $20,518. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2017, our per-share net decrease in net assets from operations was $0.00. For the three months ended March 31, 2016, we recorded a net decrease in net assets from operations of $20,840. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2016, our per-share net decrease in net assets from operations was $0.00.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2017, net cash provided in operating activities was $1,726,115. Cash flows provided in operating activities for the three months ended March 31, 2017 were primarily related to redemptions and repayments of $2,321,114, offset mostly by purchases of investments totaling $694,120. For the three months ended March 31, 2016, net cash provided in operating activities was $150,940. Cash flows provided in operating activities for the three months ended March 31, 2016 were primarily related to redemptions and repayments of $972,965 offset mostly by purchases of investments totaling $749,146.

FINANCIAL CONDITION

As of March 31, 2017, we had cash of $4,070,866, an increase of $1,726,115 from December 31, 2016. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2017.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2017, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 28, 2017 (related to our year ended December 31, 2016) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2017.

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

MILL CITY VENTURES III, LTD.

Date: May 12, 2017	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: May 12, 2017	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 24 -