Form 10-Q
period 2017-06-30
Mill City Ventures III, Ltd
filed 2017-08-11
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or
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

As of August 9, 2017, Mill City Ventures III, Ltd. had 12,151,493 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $6,876,644 and $7,397,908, respectively)	$6,168,749	$6,987,002
Cash	3,486,507	2,344,751
Prepaid expenses	88,210	61,661
Interest and dividends receivable	19,234	4,853
Leasehold improvements, net	11,611	15,665
Property and equipment, net	8,505	9,946
Total Assets	$9,782,816	$9,423,878

LIABILITIES
Current Liabilities:
Investments sold short at fair value (proceeds: $85,936 and $0, respectively)	$87,200	$-
Accounts payable	22,719	25,097
Payable for purchases of investments	106,288	-
Deferred rent	11,058	11,373
Total Current Liabilities	227,265	36,470
Total Liabilities	227,265	36,470
Commitments and Contingencies (Note 4)

SHAREHOLDERS’ EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 12,151,493 and 12,151,493 issued and outstanding)	12,151	12,151
Additional paid-in capital	11,857,660	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,611,879)	(1,330,205)
Accumulated undistributed net realized gains on investment transactions	1,166,443	418,373
Net unrealized depreciation in value of investments	(709,159)	(410,906)
Total Shareholders’ Equity (net assets)	9,555,551	9,387,408

Total Liabilities and Shareholders’ Equity	$9,782,816	$9,423,878

Net Asset Value Per Common Share	$0.79	$0.77

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment Income
Interest income	$27,854	$56,119	$51,051	$126,160
Dividend income	8,655	23,609	22,022	39,891
Total Investment Income	36,509	79,728	73,073	166,051

Operating Expenses
Professional fees	59,814	45,477	126,550	85,484
Payroll	67,429	40,549	108,787	81,958
Insurance	18,694	18,730	36,140	40,087
Occupancy	22,509	14,428	42,331	38,604
Directors’ fees	15,000	15,000	30,000	28,956
Depreciation and amortization	2,747	3,212	5,495	6,424
Other general and administrative	2,340	5,700	5,444	8,301
Total Operating Expenses	188,533	143,096	354,747	289,814
Net Investment Loss	$(152,024)	$(63,368)	$(281,674)	$(123,763)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	$35,799	$8,814	$748,070	$(533,281)
Net change in unrealized appreciation (depreciation) on investments	304,886	(300,729)	(298,253)	280,921
Net Realized and Unrealized Gain (Loss) on Investments	340,685	(291,915)	449,817	(252,360)
Net Increase (Decrease) in Net Assets Resulting from Operations	$188,661	$(355,283)	$168,143	$(376,123)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.02	$(0.03)	$0.01	$(0.03)

Weighted-average number of common shares outstanding	12,151,493	12,151,493	12,151,493	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Net Assets at Beginning of Period	$9,387,408	$8,741,288
Net investment loss	(281,674)	(123,763)
Net realized gain (loss) on investments	748,070	(533,281)
Net increase (decrease) in unrealized appreciation on investments	(298,253)	280,921
Net increase (decrease) in net assets resulting from operations	168,143	(376,123)
Total net increase (decrease) in net assets resulting from operations	168,143	(376,123)
Net Assets at End of Period	$9,555,551	$8,365,165

Accumulated undistributed net investment loss	$(1,611,879)	$(1,223,690)

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$168,143	$(376,123)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized (appreciation) depreciation on investments	298,253	(280,921)
Net realized (gain) loss on investments	(748,070)	533,281
Payments for purchases of investments	(1,128,365)	(1,221,666)
Proceeds from sales of investments	2,397,699	1,031,379
Proceeds from sales of investments sold short	85,936	-
Depreciation and amortization expense	5,495	6,425

Changes in operating assets and liabilities:
Prepaid expenses	(26,549)	(33,523)
Interest and dividends receivable	(14,381)	10,451
Accounts payable	(2,378)	507
Deferred interest income	-	(5,645)
Deferred rent	(315)	164
Payable for investment purchase	106,288	(65,622)
Net cash provided (used) in operating activities	1,141,756	(401,293)

Net increase (decrease) in cash	1,141,756	(401,293)

Cash, beginning of period	2,344,751	2,980,659
Cash, end of period	$3,486,507	$2,579,366

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	$500,000	—		—	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.23%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/16/2017	$22,500	22,500	—		—	22,500	(22,500)
Dala Petroleum, Inc.	Secured Loan	12%	1/30/2017	$10,000	10,000	—		—	10,000	(10,000)
					92,695	—	0.00%	—	92,695	(92,695)
Leisure & Hospitality
DBR Enclave US Investors, LLC	Secured Loan	15%	1/31/2020	$333,333	333,333	333,333	3.49%	—	—	—

Total Debt Investments					$1,676,028	$833,333	8.72%	—	$842,695	$(842,695)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	$—	$96,429	1.01%	$96,429	—	$96,429
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—

Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	103,870		9,895	—	9,895
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,614	164,584	139,010		—	25,574	(25,574)
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	100	147	105		—	42	(42)
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	789,596	—	4,817		4,817	—	4,817
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	488		—	45,672	(45,672)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	93,288	96,496	106,348		12,849	2,997	9,852
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					502,381	379,638	3.97%	27,561	150,304	(122,743)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	149,598	1.57%	30,571	—	30,571
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	20,000	317,287	500,000		182,713	—	182,713
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	9,298		—	1,357	(1,357)
					327,942	509,298	5.33%	182,713	1,357	181,356
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	1,500	9,754	12,600		2,846	—	2,846
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	308,757		62,047	—	62,047
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	328,500		23,028	19,376	3,652
					731,312	949,857	9.94%	237,921	19,376	218,545
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
GrubHub, Inc.	Common Stock (8) (9)	n/a	n/a	(2,000)	(85,936)	(87,200)		—	1,264	(1,264)
					928,957	1,933,026	20.23%	1,005,333	1,264	1,004,069
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.11%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	63,702	641,971	675,241	7.07%	64,382	31,111	33,271

Telecommunications
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,089	66,500	0.69%	—	16,589	(16,589)

Total Equity Investments					$5,114,679	$5,248,216	54.92%	$1,644,909	$1,511,372	$133,537

Total Cash and Cash Equivalents					$3,486,507	$3,486,507	36.49%	$—	$—	$—

Total Investments, Cash and Cash Equivalents					$10,277,214	$9,568,056	100.13%	$1,644,909	$2,354,067	$(709,159)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.

(2)	Interest is presented on a per annum basis.

(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.

(4)	Investment is convertible into common equity of the issuer.

(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.

(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.

(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.

(8)	Investment is not an income-producing investment.

(9)	Investment is held short and is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security. At June 30, 2017, aggregate non-qualifying assets represented approximately 0.1% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	$500,000	$180,000		—	$320,000	$(320,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	180,000	1.92%	—	570,000	(570,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.33%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/16/2017	$22,500	22,500	—		—	22,500	(22,500)
					82,695	—	0.00%	—	82,695	(82,695)

Total Debt Investments					$1,332,695	$680,000	7.24%	—	$652,695	$(652,695)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	32,143	0.34%	32,143	—	32,143
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	104,663		10,688	—	10,688
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	40,051	—	15,219		15,219	—	15,219
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	30,000		—	16,160	(16,160)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					241,154	174,882	1.86%	25,907	92,179	(66,272)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	116,686	1.24%	992	3,333	(2,341)
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	50,820		—	14,800	(14,800)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	438,702		141,321	—	141,321
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	11,100		445	—	445
					373,656	500,622	5.33%	141,766	14,800	126,966
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	85,210	369,800	420,085		50,285	—	50,285
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	40,000	—	—		—	—	—
					369,800	420,085	4.48%	50,285	—	50,285
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	47,798		—	2,742	(2,742)
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	179,862		10,659	4,107	6,552
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	177,459	141,940		—	35,519	(35,519)
					551,309	669,600	7.13%	160,659	42,368	118,291
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,500		—	22,857	(22,857)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	99,412		7,429	—	7,429
					220,340	204,912	2.18%	7,429	22,857	(15,428)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	100,000	1,380,000	2,747,011	29.26%	1,367,011	—	1,367,011
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	137,050	1.46%	—	12,559	(12,559)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.21%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	367,205	3.91%	3,141	45,316	(42,175)

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	212,650		37,390	—	37,390
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	118,900		—	38,460	(38,460)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	39,415		5,274	—	5,274
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	65,000		—	18,090	(18,090)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	12,212		—	8,875	(8,875)
					470,938	448,177	4.8%	42,664	65,425	(22,761)

Total Equity Investments					$6,065,213	$6,307,002	67.18%	$1,799,854	$1,590,208	$241,789

Total Cash and Cash Equivalents					$2,344,751	$2,344,751	24.98%	$—	$—	$—

Total Investments, Cash and Cash Equivalents					$9,742,659	$9,331,753	99.4%	$1,831,997	$2,242,903	$(410,906)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.

(2)	Interest is presented on a per annum basis.

(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.

(4)	Investment is convertible into common equity of the issuer.

(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.

(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.

(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.

(8)	Investment is not an income-producing investment.

(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
At December 31, 2016, aggregate non-qualifying assets represented approximately 8.3% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

June 30, 2017

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interested or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash, and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected to be realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment in placed on non-accrual status.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2017 (together with the corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,676,028	24.7%	$833,333	13.7%
Preferred Stock	1,664,893	24.5	2,320,226	38.2
Common Stock - Long	2,884,704	42.5	2,405,132	39.5
Common Stock - Short	(85,936)	(1.3)	(87,200)	(1.4)
Warrants	-	-	96,429	1.6
Other Equity	651,019	9.6	513,629	8.4
Total	$6,790,708	100.0%	$6,081,549	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2016 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,332,695	18.0%	$680,000	9.7%
Preferred Stock	2,030,000	27.4	3,047,011	43.6
Common Stock	3,384,194	45.8	2,714,219	38.8
Warrants	-	-	32,143	0.5
Other Equity	651,019	8.8	513,629	7.4
Total	$7,397,908	100.0%	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2017:

	As of June 30, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$96,429	1.6%
Consumer	379,638	6.2
Education	149,598	2.5
Financial	1,009,298	16.6
Information Technology	949,857	15.6
Leisure & Hospitality	2,266,359	37.3
Oil & Gas	488,629	8.0
Publishing	675,241	11.1
Telecommunications	66,500	1.1
Total	$6,081,549	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Fair Value
Advertising	$32,143	0.5%
Consumer	354,882	5.1
Education	116,686	1.7
Financial	1,000,622	14.3
Healthcare	420,085	6.0
Information Technology	669,600	9.6
Investment Fund	204,912	2.9
Leisure & Hospitality	2,747,011	39.3
Media	137,050	2.0
Oil & Gas	488,629	7.0
Publishing	367,205	5.2
Telecommunications	448,177	6.4
Total	$6,987,002	100.0%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of June 30, 2017. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by the Valuation Committee of our Board of Directors, pursuant to our written Valuation Policy and Procedures. These policies and procedures generally require that we value our Level 3 equity investments at cost plus any accrued interest, unless circumstances warrant a different approach. Our Valuation Policy and Procedures provide examples of these circumstances, such as when a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our Valuation Policy and Procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

On a quarterly basis, our management provides members of our Valuation Committee with (i) valuation reports for each portfolio investment (which reports include our cost, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) bank and other statements pertaining to our cash and cash equivalents; and (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments. The committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation of our portfolio investments.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

We made no changes to our Valuation Policy and Procedures during the reporting period.

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of June 30, 2017 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2017, according to the fair value hierarchy:

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$833,333	$833,333
Preferred Stock	-	-	2,320,226	2,320,226
Common Stock - Long	2,404,644	488	-	2,405,132
Common Stock - Short	(87,200)	-	-	(87,200)
Warrants	-	96,429	-	96,429
Other Equity	-	-	513,629	513,629
Total	$2,317,444	$96,917	$3,667,188	$6,081,549

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2017:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation (depreciation)	(190,000)	(361,679)	-	-	-
Purchases and other adjustments to cost	343,333	-	-	-	-
Sales and redemptions	(90,000)	(726,785)	-	-	-
Net realized gain	90,000	361,679	-	-	-
Balance as of March 31, 2017	$833,333	$2,320,226	$-	$-	$513,629

The net change in unrealized depreciation for the six months ended June 30, 2017 attributable to Level 3 portfolio investments still held at June 30, 2017 is $551,679, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are as follows:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of an investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional secured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total rent expense for the three and six-month periods ended June 30, 2017 was $11,345 and $22,689, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2017	$25,207
2018	46,988
Total	$72,195

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

NOTE 8 – SHAREHOLDERS’ EQUITY

At June 30, 2017, we had 12,151,493 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2017	2016
Numerator: Net increase (decrease) in net asset value resulting from operations	$188,661	$(355,283)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net gain (loss) per common share	$0.02	$(0.03)

	For the Six Months Ended June 30,
	2017	2016
Numerator: Net increase (decrease) in net asset value resulting from operations	$168,143	$(376,123)
Denominator: Weighted-average number of common shares outstanding	12,151,493	12,151,493
Basic and diluted net gain (loss) per common share	$0.01	$(0.03)

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Per-share data (1):
Net asset value at beginning of period	$0.77	$0.72
Net investment loss	(0.02)	(0.01)
Net realized and unrealized gains (losses)	0.04	(0.02)

Net asset value at end of period	$0.79	$0.69

Ratio/supplemental data:
Per-share market value of investments at end of period	$0.51	$0.47
Shares outstanding at end of period	12,151,493	12,151,493
Weighted-average shares outstanding for period	12,151,493	12,151,493
Net assets at end of period	$9,555,551	$8,365,165
Average net assets (2)	$9,504,851	$8,670,320
Portfolio turnover rate (3)	11.87%	11.90%
Ratio of operating expenses to average net assets (3)	(7.38)%	(3.30)%
Ratio of net investment loss to average net assets (3)	(5.89)%	(2.86)%
Ratio of realized gains (losses) to average net assets (3)	16.51%	(12.02)%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – SUBSEQUENT EVENTS

On July 19, 2017, we received $106,216.94 on our secured loans held with Dala Petroleum, Inc, representing complete payment of our $92,695 principal plus accrued interest thereon. We also received $19,439.71 in payment for our shares of preferred stock which had a $500,000 cost value, resulting in a $480,560.29 realized loss.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2017, we made $1,128,365 of investments in portfolio companies and had $2,483,635 of sales of investments including short positions, resulting in net investments at amortized cost of $6,790,708 for the period. During the six months ended June 30, 2016, we made $1,221,666 of investments in portfolio companies and had $1,031,379 of sales of investments including short positions resulting in net investments at amortized cost of $6,875,137 for the period.

Our portfolio composition by major class, based on fair value at June 30, 2017, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$833,333	13.7%
Unsecured Loans	-	-
Equity/Other	5,248,216	86.3
Total	$6,081,549	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Total investment income	$36,509	$79,728	$73,073	$166,051
Total expenses	(188,533)	(143,096)	(354,747)	(289,814)
Net investment loss	$(152,024)	$(63,368)	$(281,674)	$(123,763)

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

For the three and six months ended June 30, 2017, our total investment income was $36,509 and $73,073, respectively, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, dividend payments received on account of investments in five eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc.—and dividend payments received on account of investments in three non-eligible portfolio companies.

For the three and six months ended June 30, 2016, our total investment income was $79,728 and $166,051, respectively, and was attributable to interest income from four eligible portfolio companies—Bravo Financial, LLC, Mix 1 Life, Inc., Creative Realities, Inc. and DBR Phase III US Investors, LLC—dividend payments received on account of investments in four eligible portfolio companies—Educational Development Corp., OTC Markets Group Cl A, Tessco Technologies, Inc., and Simulations Plus, Inc.—and on account of investments in six non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
Expense item	2017	2016	2017	2016
Professional fees	$59,814	$45,477	$126,550	$85,484
Payroll	67,429	40,549	108,787	81,958
Occupancy	22,509	14,428	42,331	38,604
Insurance	18,694	18,730	36,140	40,087
Directors’ fees	15,000	15,000	30,000	28,956
Depreciation and amortization	2,747	3,212	5,495	6,424
Other general and administrative	2,340	5,700	5,444	8,301
Total	$188,533	$143,096	$354,747	$289,814

For the three and six months ended June 30, 2017, our professional fee expense was $59,814 and $126,550, respectively. For the three and six months ended June 30, 2016, our professional fee expense was $45,477 and $85,484, respectively. The increase for the second quarter is due to the payment of legal fees incurred in connection with our collection efforts on bad debt we hold that was issued by Mix 1 Life, Inc.

For the three and six months ended June 30, 2017, our payroll expense was $67,429 and $108,787, respectively. For the three and six months ended June 30, 2016, our payroll expense was $40,549 and $81,958, respectively. The increase for the second quarter is due to the payment of health insurance benefits beginning in 2017.

Net Realized Gain from Investments

For the three and six months ended June 30, 2017, we had $162,522 and $2,483,635, respectively, of principal repayments, resulting in $35,799 and $748,070, respectively, of realized gains. For the three and six months ended June 30, 2016, we had $58,814 and $1,031,379, respectively, of principal repayments, resulting in $8,814 and ($533,281), respectively, of realized gain and losses.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2017, our investments had $304,886 and ($298,253) of unrealized appreciation (depreciation), respectively. For the three and six months ended June 30, 2016, our investments had ($300,729) and $280,921 of unrealized appreciation (depreciation), respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2017, we recorded a net increase in net assets from operations of $188,661 and $168,143, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2017, our per-share net increase in net assets from operations was $0.02 and $0.01, respectively. For the three and six months ended June 30, 2016, we recorded a net decrease in net assets from operations of $355,283 and $376,123, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2016, our per-share net decrease in net assets from operations was $0.03 and $0.03, respectively.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the six months ended June 30, 2017, net cash provided in operating activities was $1,141,756. Cash flows provided in operating activities for the six months ended June 30, 2017 were primarily related to sales of investments of $2,483,635, offset mostly by purchases of investments totaling $1,128,365. For the six months ended June 30, 2016, net cash used in operating activities was $401,293. Cash flows used in operating activities for the six months ended June 30, 2016 were primarily related to sales of investments of $1,031,379 offset mostly by purchases of investments totaling $1,221,666.

FINANCIAL CONDITION

As of June 30, 2017, we had cash of $3,486,507, an increase of $1,141,756 from December 31, 2016. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by June 30, 2018.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2017, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2017.

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

MILL CITY VENTURES III, LTD.

Date: August 11, 2017	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 26 -