Form 10-Q
period 2017-09-30
Mill City Ventures III, Ltd
filed 2017-11-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of September 30, 2017, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $6,904,057 and $7,397,908, respectively)	$6,793,306	$6,987,002
Cash	2,336,878	2,344,751
Prepaid expenses	63,142	61,661
Interest and dividends receivable	28,137	4,853
Leasehold improvements, net	9,584	15,665
Property and equipment, net	7,862	9,946
Total Assets	$9,238,909	$9,423,878

LIABILITIES
Current Liabilities:
Accounts payable	$19,420	$25,097
Deferred rent	10,901	11,373
Total Current Liabilities	30,321	36,470
Total Liabilities	30,321	36,470
Commitments and Contingencies (Note 4)

SHAREHOLDERS’ EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 12,151,493 issued and outstanding)	11,067	12,151
Additional paid-in capital	10,774,653	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,068,702)	(1,330,205)
Accumulated undistributed net realized gains on investment transactions	761,986	418,373
Net unrealized depreciation in value of investments	(110,751)	(410,906)
Total Shareholders’ Equity (net assets)	9,208,588	9,387,408

Total Liabilities and Shareholders’ Equity	$9,238,909	$9,423,878

Net Asset Value Per Common Share	$0.83	$0.77

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investment Income
Interest income	$44,362	$89,062	$95,413	$215,222
Dividend income	7,992	24,170	30,014	64,061
Total Investment Income	52,354	113,232	125,427	279,283

Operating Expenses
Professional fees	39,175	47,632	165,725	133,116
Payroll	51,562	40,487	160,349	122,445
Insurance	24,030	18,782	60,170	58,869
Occupancy	22,225	21,571	64,556	60,175
Directors’ fees	15,000	15,000	45,000	43,956
Depreciation and amortization	2,670	3,213	8,165	9,637
Other general and administrative	4,970	5,711	10,414	14,012
Total Operating Expenses	159,632	152,396	514,379	442,210
Net Investment Loss	$(107,278)	$(39,164)	$(388,952)	$(162,927)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	$(404,457)	$186,427	$343,613	$(346,854)
Net change in unrealized appreciation (depreciation) on investments	598,408	(5,009)	300,155	275,912
Net Realized and Unrealized Gain (Loss) on Investments	193,951	181,418	643,768	(70,942)
Net Increase (Decrease) in Net Assets Resulting from Operations	$86,673	$142,254	$254,816	$(233,869)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.01	$0.01	$0.02	$(0.02)

Weighted-average number of common shares outstanding	12,092,575	12,151,493	12,131,638	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Net Assets at Beginning of Period	$9,387,408	$8,741,288
Net investment loss	(388,952)	(162,927)
Net realized gain (loss) on investments	343,613	(346,854)
Net increase in unrealized appreciation on investments	300,155	275,912
Net increase (decrease) in net assets resulting from operations	254,816	(233,869)
Total net increase (decrease) in net assets resulting from operations	254,816	(233,869)
Net decrease in net assets resulting from share repurchase	(433,636)	-
Net Assets at End of Period	$9,208,588	$8,507,419

Accumulated undistributed net investment loss	$(1,068,702)	$(1,262,854)

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net asset value resulting from operations	$254,816	$(233,869)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation on investments	(300,155)	(275,912)
Net realized (gain) loss on investments	(343,613)	346,854
Payments for purchases of investments	(1,872,499)	(2,049,581)
Payments for purchases of investments sold short	(111,913)	-
Proceeds from sales of investments	2,735,940	1,381,928
Proceeds from sales of investments sold short	85,936	-
Depreciation and amortization expense	8,165	9,637

Changes in operating assets and liabilities:
Prepaid expenses	(1,481)	(17,051)
Interest and dividends receivable	(23,284)	(1,561)
Accounts payable	(5,677)	4,530
Deferred interest income	-	(5,645)
Deferred rent	(472)	246
Payable for investment purchase	-	(65,622)
Net cash provided (used) in operating activities	425,763	(906,046)

Cash flows from financing activities:
Payments for repurchase of common stock	(433,636)	-

Net cash used by financing activities	(433,636)	-

Net decrease in cash	(7,873)	(906,046)

Cash, beginning of period	2,344,751	2,980,659
Cash, end of period	$2,336,878	$2,074,613

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

September 30, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	—		—	500,000	(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.43%	—	—	—

Total Debt Investments					1,250,000	500,000	5.43%	—	750,000	(750,000)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	128,572	1.40%	128,572	—	128,572

Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	96,000		96,000	—	96,000
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	2,732	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	2,733	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	8,333	—	—		—	—	—
					—	96,000	1.04%	96,000	—	96,000
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	107,835		13,860	—	13,860
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,614	164,584	160,090		3,159	7,653	(4,494)
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	20,100	23,969	24,703		758	24	734
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	147,118	160,346	173,599		15,769	2,516	13,253
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					590,053	492,027	5.34%	33,546	131,572	(98,026)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	128,055	1.39%	9,032	4	9,028
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	12,618	203,015	372,231		169,216	—	169,216
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	6,300		—	4,355	(4,355)
Planet Payment, Inc.	Common Stock (8)	n/a	n/a	15,800	69,858	67,782		—	2,076	(2,076)
					283,528	446,313	4.85%	169,216	6,431	162,785
Healthcare
Enteromedics, Inc.	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	120,112		—	35,209	(35,209)
Enteromedics, Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	84,284	263,937	252,852		1,156	12,241	(11,085)
					419,937	372,964	4.05%	1,156	48,129	(46,973)
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	387,508		140,798	—	140,798
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	258,000		—	66,848	(66,848)
					721,558	945,508	10.27%	290,798	66,848	223,950
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC LLC Membership Units		15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	27.37%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.31%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	63,702	641,971	612,762	6.65%	33,182	62,391	(29,209)

Telecommunications
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	62,250	0.68%	—	20,840	(20,840)

Total Equity Investments					5,654,057	6,293,306	68.34%	1,766,835	1,127,586	639,249

Total Cash and Cash Equivalents					2,336,878	2,336,878	25.38%	—	—	—

Total Investments, Cash and Cash Equivalents					$9,240,935	$9,130,184	99.15%	$1,766,835	$1,877,586	$(110,751)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At September 30, 2017, aggregate non-qualifying assets represented approximately 0.0% of our total assets.

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

September 30, 2017

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

September 30, 2017

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2017 (together with the corresponding percentage of total portfolio investments):

	As of September 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,250,000	18.1%	$500,000	7.4%
Preferred Stock	1,320,214	19.1	2,440,338	35.9
Common Stock	3,182,145	46.1	2,614,767	38.5
Warrants	679	-	224,572	3.3
Other Equity	1,151,019	16.7	1,013,629	14.9
Total	$6,904,057	100.0%	$6,793,306	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2016 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,332,695	18.0%	$680,000	9.7%
Preferred Stock	2,030,000	27.4	3,047,011	43.6
Common Stock	3,384,194	45.8	2,714,219	38.8
Warrants	-	-	32,143	0.5
Other Equity	651,019	8.8	513,629	7.4
Total	$7,397,908	100.0%	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2017:

	As of September 30, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$128,572	1.9%
Bio-technology	96,000	1.4
Consumer	492,027	7.3
Education	128,055	1.9
Financial	946,313	13.9
Healthcare	372,964	5.5
Information Technology	945,508	13.9
Leisure & Hospitality	2,520,226	37.1
Oil & Gas	488,629	7.2
Publishing	612,762	9.0
Telecommunications	62,250	0.9
Total	$6,793,306	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Fair Value
Advertising	$32,143	0.5%
Consumer	354,882	5.1
Education	116,686	1.7
Financial	1,000,622	14.3
Healthcare	420,085	6.0
Information Technology	669,600	9.6
Investment Fund	204,912	2.9
Leisure & Hospitality	2,747,011	39.3
Media	137,050	2.0
Oil & Gas	488,629	7.0
Publishing	367,205	5.2
Telecommunications	448,177	6.4
Total	$6,987,002	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of September 30, 2017. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

September 30, 2017

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of September 30, 2017 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2017, according to the fair value hierarchy:

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$500,000	$500,000
Preferred Stock	-	120,112	2,320,226	2,440,338
Common Stock	2,613,967	800	-	2,614,767
Warrants	-	224,572	-	224,572
Other Equity	-	-	1,013,629	1,013,629
Total	$2,613,967	$345,484	$3,833,855	$6,793,306

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2017:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation (depreciation)	(97,305)	138,321	-	-	-
Purchases and other adjustments to cost	10,000	-	-	-	500,000
Sales and redemptions	(182,695)	(746,225)	-	-	-
Net realized gain	90,000	(118,881)	-	-	-
Balance as of September 30, 2017	$500,000	$2,320,226	$-	$-	$1,013,629

The net change in unrealized depreciation for the nine months ended September 30, 2017 attributable to Level 3 portfolio investments still held at September 30, 2017 is $541,678, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the three and nine-month periods ended September 30, 2017 was $11,345 and $34,034, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2017	$12,655
2018	46,988
Total	$59,643

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

NOTE 8 – SHAREHOLDERS’ EQUITY

On September 25, 2017 we repurchased and retired 1,084,091 shares of common stock at a per-share price of $0.40.

At September 30, 2017, we had 11,067,402 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2017	2016
Numerator: Net increase in net asset value resulting from operations	$86,673	$142,254
Denominator: Weighted-average number of common shares outstanding	12,092,575	12,151,493
Basic and diluted net gain per common share	$0.01	$0.01

	For the Nine Months Ended September 30,
	2017	2016
Numerator: Net increase (decrease) in net asset value resulting from operations	$254,816	$(233,869)
Denominator: Weighted-average number of common shares outstanding	12,131,638	12,151,493
Basic and diluted net gain (loss) per common share	$0.02	$(0.02)

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Per-share data (1):
Net asset value at beginning of period	$0.77	$0.72
Net investment loss	(0.04)	(0.01)
Net realized and unrealized gains (losses)	0.06	(0.01)
Repurchase of common stock	0.04	-
Net asset value at end of period	$0.83	$0.70

Ratio/supplemental data:
Per-share market value of investments at end of period	$0.59	$0.52
Shares outstanding at end of period	11,067,402	12,151,493
Weighted-average shares outstanding for period	12,131,638	12,151,493
Net assets at end of period	$9,208,588	$8,507,419
Average net assets (2)	$9,446,407	$8,601,680
Portfolio turnover rate (3)	21.01%	16.07%
Ratio of operating expenses to average net assets (3)	(7.21)%	(6.51)%
Ratio of net investment loss to average net assets (3)	(5.47)%	(2.52)%
Ratio of realized gains (losses) to average net assets (3)	4.89%	(5.35)%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2017, we made $1,984,412 in purchases of investments in portfolio companies and had $2,821,876 of redemptions and repayments, resulting in net investments at amortized cost of $6,904,057 for the period.

During the nine months ended September 30, 2016, we made $2,049,581 in purchases of investments in portfolio companies and had $1,381,928 of redemptions and repayments, resulting in net investments at amortized cost of $7,538,930 for the period.

Our portfolio composition by major class, based on fair value at September 30, 2017, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$500,000	7.4%
Equity/Other	6,293,306	92.6
Total	$6,793,306	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Total investment income	$52,354	$113,232	$125,427	$279,283
Total expenses	(159,632)	(152,396)	(514,379)	(442,210)
Net investment loss	$(107,278)	$(39,164)	$(388,952)	$(162,927)

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

For the three and nine months ended September 30, 2017, our total investment income was $52,354 and $125,427, respectively, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in five eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and dividends received on account of investments in three non-eligible portfolio companies.

For the three and nine months ended September 30, 2016, our total investment income was $113,232 and $279,283, respectively, and was attributable to interest income from four eligible portfolio companies - Bravo Financial, LLC, Mix 1 Life, Inc., Creative Realities, Inc. and DBR Phase III US Investors, LLC - and dividend payments received on account of investments in five eligible portfolio companies - Educational Development Corp., OTC Markets Group Cl A, Tessco Technologies, Inc., National American University Holdings, Inc., and Simulations Plus, Inc .- and on account of investments in seven non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Expense item	2017	2016	2017	2016
Professional fees	$39,175	$47,632	$165,725	$133,116
Payroll	51,562	40,487	160,349	122,445
Occupancy	22,225	21,571	64,556	60,175
Insurance	24,030	18,782	60,170	58,869
Directors’ fees	15,000	15,000	45,000	43,956
Depreciation and amortization	2,670	3,213	8,165	9,637
Other general and administrative	4,970	5,711	10,414	14,012
Total	$159,632	$152,396	$514,379	$442,210

For the three and nine months ended September 30, 2017, our professional fee expense was $39,175 and $165,725, respectively. For the three and nine months ended September 30, 2016, our professional fee expense was $47,632 and $133,116, respectively. The increase in 2017 is due to the payment of legal fees in connection with our collection efforts on bad debt, specifically relating to the Mix 1 Life Notes.

For the three and nine months ended September 30, 2017, our payroll expense was $51,562 and $160,349, respectively. For the three and nine months ended September 30, 2016, our payroll expense was $40,487 and $122,445, respectively. The increase in 2017 is due to the payment of the Officers’ health insurance benefits beginning in 2017.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2017, we had $338,241 and $2,821,876, respectively, of principal repayments, resulting in ($404,457) and $343,613, respectively, of realized gains and losses. For the three and nine months ended September 30, 2016, we had $350,549 and $1,381,928, respectively, of principal repayments, resulting in $186,427 and ($346,854), respectively, of realized gain and losses.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2017, our investments had $598,408 and $300,155 of unrealized appreciation, respectively. For the three and nine months ended September 30, 2016, our investments had ($5,009) and $275,912 of unrealized appreciation (depreciation), respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2017, we recorded a net increase in net assets from operations of $86,673 and $254,816, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2017, our per-share net increase in net assets from operations was $0.01 and $0.02, respectively. For the three and nine months ended September 30, 2016, we recorded a net increase (decrease) in net assets from operations of $142,254 and ($233,869), respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2016, our per-share net increase (decrease) in net assets from operations was $0.01 and ($0.02), respectively.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the nine months ended September 30, 2017, net cash provided in operating activities was $425,763. Cash flows provided in operating activities for the nine months ended September 30, 2017 were primarily related to redemptions and repayments of $2,821,876, offset mostly by purchases of investments totaling $1,984,412. For the nine months ended September 30, 2016, net cash used in operating activities was $906,046. Cash flows used in operating activities for the nine months ended September 30, 2016 were primarily related to redemptions and repayments of $1,381,928 offset mostly by purchases of investments totaling $2,049,581.

The level of cash flows used in or provided by financing activities is affected by the issuance or retirement of common stock, among other factors. For the nine months ended September 30, 2017, net cash used in financing activities was $433,636. Cash flows used in financing activities for the nine months ended September 30, 2017 was related to the purchase and retirement of 1,084,091 shares of common stock during the third quarter. For the nine months ended September 30, 2016, there was no cash provided or used by financing activities.

FINANCIAL CONDITION

As of September 30, 2017, we had cash of $2,336,878, a decrease of $7,873 from December 31, 2016. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2017.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2017, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2017.

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

MILL CITY VENTURES III, LTD.

Date: November 14, 2017	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 22 -