Form 10-K
period 2017-12-31
Mill City Ventures III, Ltd
filed 2018-03-30
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2017 was approximately $1,416,562 based on the closing sales price of $0.75 per share as reported on the OTCQX. As of March 30, 2018, there were 11,067,402 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

We have several methods of evaluating and monitoring the performance and fair value of our debt and equity positions. By way of example, we may:

•	Consider the amortized value or our debt securities;

•	Assess the business development success, including product development, financings, profitability and the portfolio company’s overall adherence to its business plan;

•	Contact portfolio company management to discuss financial position, requirements and accomplishments;

•	Interview portfolio company management and, if appropriate, other financial or strategic sponsors of that portfolio company;

•	Attend and participate in board meetings of portfolio companies; and

•	Review monthly and quarterly financial statements and financial projections of our portfolio companies.

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

Our 2017 Portfolio

At December 31, 2017, we held investments in 22 eligible portfolio investments, which had an aggregate amortized cost of $6,894,523 and a fair value of $7,133,860, and our non-eligible portfolio holdings had an aggregate cost of $106,222 and a fair market value of $107,000. At December 31, 2016, we held 22 eligible portfolio investments, which had an aggregate amortized cost of $6,574,490 and a fair value of $6,211,043. Our eligible portfolio investments at December 31, 2017 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2017 was $730,000, and the fair value was $0.

•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2017, our cost for this holding was $150,000 and the fair value was $300,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2017, our cost for this holding was $101,019 and our fair value was $25,000.

•	Warrants to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2017, our aggregate cost and fair value for this holding was $0.

•	$500,000 in principal amount of a senior secured convertible promissory note issued by Mix 1 Life, Inc. (convertible at $1.08 per share) and 100,000 shares of restricted common stock of Mix 1 Life, Inc. At December 31, 2017, our aggregate cost for this holding was $546,160 and our fair value was $800.

•	$250,000 in principal amount of a secured promissory note issued by Mix 1 Life, Inc. At December 31, 2017, our cost was $250,000 and fair value for this holding was $0.

•	550,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2017, our cost was $550,000 and fair value for this holding was $488,629.

•	Warrants to purchase 1,071,429 shares of common stock of Creative Realities Inc. At December 31, 2017, our aggregate cost was $0 and fair value for this holding was $42,857.

•	$500,000 in principal amount of a promissory note issued by Bravo Financial, LLC. At December 31, 2017, our cost and fair value for this holding was $500,000.

•	73,543 shares of Series C Convertible Preferred Stock of BiteSquad.com, LLC. At December 31, 2017, our cost was $1,014,893 and fair value for this holding was $2,020,226.

•	$500,000 in principal amount of a membership interest in DBR Enclave U.S. Investors, LLC. At December 31, 2017, our cost and fair value for this holding was $500,000.

•	3,400 shares of common stock of Clearsign Combustion Corporation. At December 31, 2017, our cost and fair value for this holding was $11,310 and $12,240, respectively.

•	65,202 common shares of Educational Development Corporation. At December 31, 2017, our cost and fair value for this holding was $660,848 and $1,235,578, respectively.

•	37,923 common shares of Famous Dave’s of America, Inc. At December 31, 2017, our cost and fair value for this holding was $159,087 and $248,395, respectively.

•	20,100 common shares of Forward Industries, Inc. At December 31, 2017, our cost and fair value for this holding was $23,969 and $24,723, respectively.

•	136,897 common shares of HemaCare Corporation. At December 31, 2017, our cost and fair value for this holding was $421,839 and $413,429, respectively.

•	25,001 shares of common stock of Simulations Plus, Inc. At December 31, 2017, our cost and fair value for this holding was $246,710 and $402,509, respectively.

•	156 shares of Series B Convertible Preferred Stock and warrants to purchase 67,860 share of common stock of Reshape Life Sciences, Inc. At December 31, 2017, our aggregate cost for this holding was $156,000 and our fair value was $100,433.

•	100,000 common shares of National American University Holdings, Inc. At December 31, 2017, our cost and fair value for this holding was $172,757 and $142,000, respectively.

•	11,279 common shares of OTC Markets Group Cl A. At December 31, 2017, our cost and fair value for this holding was $182,557 and $327,655, respectively.

•	15,000 common shares of QC Holdings, Inc. At December 31, 2017, our cost and fair value for this holding was $10,655 and $6,862, respectively.

•	171,292 common shares of Stanley Furniture, Inc. At December 31, 2017, our cost and fair value for this holding was $181,871 and $149,024, respectively.

•	30,000 common shares of Travel Zoo, Inc. At December 31, 2017, our cost and fair value for this holding was $324,848 and $193,500, respectively.

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

(iv)	by virtue of SEC Rule 2a-46, (A) does not have any class of securities listed on a national securities exchange, or (B) has a class of securities listed on a national securities exchange but an aggregate market value (as computed under such rule) of outstanding voting and non-voting common equity of less than $250 million.

•	Securities of any eligible portfolio company (as defined above) that we control through having a person serving on the board of directors of the issuer;

•	Securities purchased from an issuer, or from a person who is, or who was within the 13 months prior to the date of purchase, an affiliate of the issuer, which issuer is organized under the laws of, and has its principal place of business in, the United States and is not an investment company (or a company that would be an investment company but for certain exclusions under the 1940 Act), and which is in bankruptcy and subject to reorganization (or where the issuance of securities is consummated pursuant to or in consummation of a bankruptcy or reorganization plan or arrangement);

•	Securities of an eligible portfolio company (as defined above) purchased from any person in a transaction not involving a public offering, if there is no ready market for such securities and if immediately prior to such purchase the BDC owns at least 60% of the outstanding equity securities of such issuer, as determined on a fully diluted basis;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;

•	Cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment; and

•	Office furniture and equipment, interests in real estate and leasehold improvement and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees and general partners held by the BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. We plan to invest in money markets or cash equivalent instruments. We may, however, invest in repurchase agreements provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Internal Revenue Code to qualify for tax treatment as a “regulated investment company” (“RIC”) for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. Presently, we have no written employment agreements with either Mr. Geraci or Mr. Polinsky (their prior written employment agreements having expired in March 2016). Nevertheless, we expect to enter into employment agreements with Messrs. Polinsky and Geraci in 20188 that will be substantially similar to their prior written agreements. We do not have any key-man insurance in place with respect to Messrs. Geraci and Polinsky.

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

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and runs through November 30, 2018. The total base rent expense for the year ended December 31, 2017 and December 31, 2016 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2018	$46,988
TOTAL	$46,988

ITEM 3	LEGAL PROCEEDINGS

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

A receiver was appointed in mid-2017, but the receiver has been unable to locate any assets of Mix 1 Life other than office furniture in an abandoned office building. All remaining inventory was taken by a departing officer as alleged compensation. The Company received $190,000 in prior interest payments and just over $40,000 from liquidation of Mix 1 Life’s stock.

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

For the Fiscal Year/Quarter	Market Price (High/Low) 2017	Market Price (High/Low) 2016
First Quarter	$0.75 - 0.75	$0.75 - 0.60
Second Quarter	$0.75 - 0.62	$0.65 - 0.37
Third Quarter	$0.75 - 0.55	$0.75 - 0.40
Fourth Quarter	$0.80 - 0.50	$0.80 - 0.28

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, we had no outstanding options, warrants or other rights to purchase any equity securities of the

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods;

•	Our likely need for additional financegrow our business;

•	Our inability, for any reason, to retain our executive management personnel; and

•	Our lack of experience with the complex rules and regulations applicable to a BDC under the 1940 Act and our ability, while being leanly staffed in order conserve investor resources, to comply with those rules and regulations.

The foregoing list is not exhaustive, and readers are urged to read carefully and consider the risk factors described elsewhere in this report. In light of the foregoing, prospective investors are cautioned that the forward looking statements included in this filing may ultimately prove to be inaccurate―even materially inaccurate. Because of the significant uncertainties inherent in such forward looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,
Item	2017	2016
Investment Income:
Interest Income	$130,463	$289,990
Dividend Income	43,600	98,675

Operating Expenses:
General Operating Expenses	111,348	149,909
Legal and Accounting Expenses	221,598	174,454
Executive Management Compensation	217,275	157,490
Insurance Expense	78,865	78,134
Director’s Fees	60,000	58,956
Net Investment Loss	$(515,023)	$(230,278)

For the year ended December 31, 2017, the Company earned $129,900 in interest payments from three eligible portfolio companies― DBR Enclave US Investors, LLC, Dala Petroleum, Inc. and Bravo Financial, LLC―an additional $563 bank interest on cash balances, and an aggregate of $38,439 in dividend payments from five eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and $5,161 in non-eligible portfolio company dividends. For the year ended December 31, 2016, the Company earned $289,990 in interest payments from four eligible portfolio companies― Mix 1 Life, Inc. DBR Phase III US Investors, LLC, Creative Realities, Inc. and Bravo Financial, LLC―an additional $170 bank interest on cash balances, and an aggregate of $48,949 in dividend payments from six eligible portfolio companies— Educational Development Corp., OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc. and $49,726 in non-eligible portfolio company dividends.

As the table above indicates, we incurred general and administrative expenses aggregating $689,086 for the year ended December 31, 2017, and $618,943 for the year ended December 31, 2016. A discussion of the various components of our general and administrative expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses, which primarily include rent occupancy expense, bad debt expense and miscellaneous office supply expenses, were $111,348 for the year ended December 31, 2017. Our general operating expenses were $149,909 for the year ended December 31, 2016. The decrease in the current period is primarily related to our bad debt expense incurred in 2016.

Legal and Accounting Expenses. Our legal and accounting expenses were $221,598 for the year ended December 31, 2017 and $174,454 for the year ended December 31, 2016. The increase in the current period is primarily related to costs we have incurred to initiate and prosecute legal proceedings on investment loan defaults.

Executive Management Compensation. For the year ended December 31, 2017 and December 31, 2016, executive management compensation aggregated $217,275 and $157,490, respectively, in cash payments. The increase in the current period is primarily due to the payment of executive health insurance benefits beginning in 2017.

For the year ended December 31, 2017 and December 31, 2016, our net investment loss was $515,023 and $230,278, respectively. The increased net investment loss is primarily the result of lower income received on our investment portfolio.

Financial Condition

For the year ended December 31, 2017, we had an increase in net assets of $675,443. This increase in net assets was primarily due to the gains realized on the sale of several investment portfolio positions. Our net assets increased by $646,120 for the year ended December 31, 2016, primarily due to the increase in valuation of our holding in BiteSquad.com, LLC, offset by the decrease in valuation of our holding in Mix 1 secured loans.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash flows used by:
Operating activities	$247,199	$(635,908)
Investing activities	(0)	(0)
Financing activities	(433,636)	(0)
Net decrease in cash	(186,437)	(635,908)
Cash, beginning of period	2,344,751	2,980,659
Cash, end of period	$2,158,314	$2,344,751

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $2,158,314 of cash at the end fiscal 2017 and our $2,344,751 of cash at the end of fiscal 2016 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2018.

Presently, we expect that our $2.1 million in cash as of December 31, 2017 will be substantially invested within the next 12 months.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2017 and we do not anticipate any such capital expenditures for fiscal 2018. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mill City Ventures III, Ltd:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the "Company") as of December 31, 2017 and 2016, including the schedule of investments as of December 31, 2017 and 2016, the related statements operations, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of investments as of December 31, 2017. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Investment Valuation

As explained in note 7 to the financial statements, the accompanying financial statements include investments valued at $3,833,855, whose fair values have been estimated by the valuation committee and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. As of December 31, 2017, $3,833,855 of investments are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2007.

Minneapolis, Minnesota

March 30, 2018

Mill City Ventures III, Ltd.

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Investments, at fair value
Non-control/Non-affiliate investments (cost of $7,000,745 and $7,397,908)	$7,240,860	$6,987,002
Cash	2,158,314	2,344,751
Prepaid expenses	62,549	61,661
Receivable for sale of investments	267,119	-
Interest and dividends receivable	39,574	4,853
Leasehold improvements, net	7,557	15,665
Property and equipment, net	7,218	9,946
Total Assets	$9,783,191	$9,423,878
LIABILITIES
Current Liabilities
Accounts payable	$37,091	$25,097
Payable for purchase of investments	106,222	-
Deferred rent	10,663	11,373
Total Current Liabilities	153,976	36,470
Total Liabilities	153,976	36,470
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: Authorized 250,000,000 shares: Issued and outstanding 11,067,402 and 12,151,493 shares.	11,067	12,151
Additional paid-in capital	10,774,653	11,857,660
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,194,773)	(1,330,205)
Accumulated undistributed net realized gains on investment transactions	957,818	418,373
Net unrealized appreciation/(depreciation) in value of investments	240,115	(410,906)
Total Shareholders’ Equity	9,629,215	9,387,408
Total Liabilities and Shareholders’ Equity	$9,783,191	$9,423,878
NET ASSET VALUE PER SHARE	$0.87	$0.77

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Investment Income
Interest income	$130,463	$289,990
Dividend income	43,600	98,675
Total Investment Income	174,063	388,665
Operating Expenses:
Professional fees	221,598	174,454
Payroll expense	217,275	157,490
Insurance expense	78,865	78,134
Occupancy	86,814	82,901
Director’s fees	60,000	58,956
Depreciation and amortization	10,836	12,384
Bad debt expense	-	37,500
Other general and administrative expenses	13,698	17,124
Total Operating Expenses	689,086	618,943
Net Investment Loss	$(515,023)	$(230,278)
Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	$539,445	$(183,019)
Net change in unrealized appreciation on investments	$651,021	$1,059,417
Net Realized and Unrealized Gain on Investments	1,190,466	876,398
Net Increase in Net Asset Value Resulting from Operations	$675,443	$646,120
Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.06	$0.05
Weighted-average number of common shares outstanding	11,863,392	12,151,493

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2017 and 2016

						Accumulated
						Undistributed	Net
					Accumulated	Net Realized	Unrealized
			Additional		Undistributed	Gains on	Appreciation	Total
	Common Stock		Paid In	Accumulated	Investment	Investments	in value of	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of January 1, 2016	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,099,927)	$601,392	$(1,470,323)	$8,741,288
Undistributed investment loss	—	—	—	—	(230,278)	—	—	(230,278)
Undistributed net realized loss on investment transactions	—	—	—	—	—	(183,019)	—	(183,019)
Depreciation in value of investments	—	—	—	—	—	—	1,059,417	1,059,417
Balance as of December 31, 2016	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,330,205)	$418,373	$(410,906)	$9,387,408
Repurchase of common stock for cash of $0.40 per share on September 25, 2017	(1,084,091)	(1,084)	(1,083,007)	—	650,455	—	—	(433 ,636)
Undistributed investment loss	—	—	—	—	(515,023)	—	—	(515,023)
Undistributed net realized gains on investment transactions	—	—	—	—	—	539,445	—	539,445
Appreciation in value of investments	—	—	—	—	—	—	651,021	651,021
Balance as of December 31, 2017	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,194,773)	$957,818	$240,115	$9,629,215

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net increase in net asset value resulting from operations	$675,443	$646,120
Adjustments to reconcile net increase in net asset value resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on investments	(651,021)	(1,059,417)
Net realized gain or loss on investments	(539,445)	183,019
Payments for purchases of investments	(3,307,939)	(2,520,559)
Payments for purchases of investments sold short	(111,913)	-
Proceeds from sales of investments	4,270,524	2,157,763
Proceeds from sales of investments sold short	85,936	-
Depreciation and amortization	10,836	12,384
Changes in operating assets and liabilities:
Receivable from sale on investments	(267,119)	-
Interest and dividends receivable	(34,721)	18,987
Prepaid expenses	(888)	(17,853)
Accounts payable	11,994	14,666
Deferred rent	(710)	249
Deferred interest income	-	(5,645)
Payable for purchase of investments	106,222	(65,622)
Net cash provided (used) in operating activities	247,199	(635,908)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Purchases of leasehold improvements	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Payment for repurchase of common stock	(433,636)	-
Net cash used in financing activities	(433,636)	-
Net decrease in cash	(186,437)	(635,908)
Cash, beginning of the year	2,344,751	2,980,659
Cash, end of the year	$2,158,314	$2,344,751

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	—		—	500,000	(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.19%	—	—	—

Total Debt Investments					1,250,000	500,000	5.19%	—	750,000	(750,000)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	42,857	0.45%	42,857	—	42,857
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	248,395		89,308	—	89,308
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	20,100	23,969	24,723		778	24	754
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	171,292	181,871	149,024		—	32,847	(32,847)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					512,106	447,942	4.65%	90,086	154,250	(64,164)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	100,000	172,757	142,000	1.47%	3,321	34,078	(30,757)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,279	182,557	327,655		145,098	—	145,098
Hi-Crush Partners, LP	Common Stock (9)	n/a	n/a	10,000	106,222	107,000		778	—	778
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	6,862		—	3,793	(3,793)
					299,434	441,517	4.59%	145,876	3,793	142,083
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	100,433		—	54,888	(54,888)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	136,897	421,839	413,429		6,396	14,806	(8,410)
					577,839	513,862	5.34%	6,396	70,373	(63,977)
Industrial Goods
ClearSign Combustion Corporation	Common Stock	n/a	n/a	3,400	11,310	12,240		930	—	930
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	402,509		155,799	—	155,799
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	193,500		—	131,348	(131,348)
					721,558	896,009	9.31%	305,799	131,348	174,451
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Membership Units	15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	26.17%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.07%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,235,578	12.83%	574,730	—	574,730

Total Equity Investments					5,750,745	6,740,860	70.00%	2,175,328	1,185,213	990,115

Total Cash and Cash Equivalents					2,158,314	2,158,314	22.41%	—	—	—

Total Investments, Cash and Cash Equivalents (11)					9,159,059	9,399,174	97.60%	2,175,328	1,935,213	240,115

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2017, aggregate non-qualifying assets represented approximately 1.1% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities
(11)	At December 31, 2017, the estimated net unrealized gain for federal tax purposes was $541,796, based on a tax cost basis of $6,699,064.

At December 31, 2017, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,365,077, and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,823,281

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2016

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	180,000		—	320,000	(320,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	180,000	1.92%	—	570,000	(570,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.33%	—	—	—
Oil & Gas
Dala Petroleum, Inc.	Secured Loan	12%	12/31/2015	$25,000	25,000	—		—	25,000	(25,000)
Dala Petroleum, Inc.	Secured Loan	12%	12/22/2016	$35,195	35,195	—		—	35,195	(35,195)
Dala Petroleum, Inc.	Secured Loan	12%	12/16/2017	$22,500	22,500	—		—	22,500	(22,500)
					82,695	—	0.00%	—	82,695	(82,695)

Total Debt Investments					1,332,695	680,000	7.24%	—	652,695	(652,695)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	32,143	0.34%	32,143	—	32,143
Bio-technology
Bio Life Solutions, Inc.	Warrants (8)	n/a	3/20/2021	100,000	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	5/6/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	6/28/2019	5,464	—	—		—	—	—
Combimatrix Corporation	Warrants (8)	n/a	12/19/2018	16,666	—	—		—	—	—
					—	—	0.00%	—	—	—
Consumer
Escalade Inc.	Common Stock	n/a	n/a	7,929	93,975	104,663		10,688	—	10,688
Mix 1 Life, Inc.	Common Stock (8)	n/a	n/a	40,051	—	15,219		15,219	—	15,219
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	30,000		—	16,160	(16,160)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					241,154	174,882	1.86%	25,907	92,179	(66,272)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	59,839	119,027	116,686	1.24%	992	3,333	(2,341)
Financial
Comm. Sales & Leasing	Common Stock (9)	n/a	n/a	2,000	65,620	50,820		—	14,800	(14,800)
OTC Markets Group Cl A	Common Stock	n/a	n/a	19,074	297,381	438,702		141,321	—	141,321
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	11,100		445	—	445
					373,656	500,622	5.33%	141,766	14,800	126,966
Healthcare
WaferGen Bio-Systems, Inc.	Common Stock (8)	n/a	n/a	85,210	369,800	420,085		50,285	—	50,285
WaferGen Bio-Systems, Inc.	Warrants (8)	n/a	10/21/2020	40,000	—	—		—	—	—
					369,800	420,085	4.47%	50,285	—	50,285
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Mitek Systems Inc.	Common Stock (8)	n/a	n/a	7,772	50,540	47,798		—	2,742	(2,742)
Simulations Plus, Inc.	Common Stock	n/a	n/a	18,639	173,310	179,862		10,659	4,107	6,552
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	177,459	141,940		—	35,519	(35,519)
					551,309	669,600	7.13%	160,659	42,368	118,291
Investment Fund
Calamos Conv. & High Inc. Fund	Common Stock (9)	n/a	n/a	10,000	128,357	105,500		—	22,857	(22,857)
Solar Senior Capital Ltd	Common Stock (9)	n/a	n/a	6,047	91,983	99,412		7,429	—	7,429
					220,340	204,912	2.18%	7,429	22,857	(15,428)
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	100,000	1,380,000	2,747,011	29.26%	1,367,011	—	1,367,011
Media
Discovery Communications Inc.	Common Stock (9)	n/a	n/a	5,000	149,609	137,050	1.46%	—	12,559	(12,559)
Oil & Gas
Dala Petroleum, Inc.	Preferred Stock (8)	n/a	n/a	500	500,000	—		—	500,000	(500,000)
Dala Petroleum, Inc.	Warrants (8)	n/a	6/3/2017	714,286	—	—		—	—	—
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,780,000	488,629	5.21%	—	1,291,371	(1,291,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	36,905	409,380	367,205	3.91%	3,141	45,316	(42,175)

Telecommunications
AT&T	Common Stock (9)	n/a	n/a	5,000	175,260	212,650		37,390	—	37,390
CenturyLink, Inc.	Common Stock (9)	n/a	n/a	5,000	157,360	118,900		—	38,460	(38,460)
MagicJack VocalTek Ltd.	Common Stock (8) (9)	n/a	n/a	5,754	34,141	39,415		5,274	—	5,274
Tessco Technologies Inc.	Common Stock	n/a	n/a	5,000	83,090	65,000		—	18,090	(18,090)
Windstream Holdings Inc.	Common Stock (9)	n/a	n/a	1,666	21,087	12,212		—	8,875	(8,875)
					470,938	448,177	4.77%	42,664	65,425	(22,761)

Total Equity Investments					6,065,213	6,307,002	67.19%	1,831,997	1,590,208	241,789

Total Cash and Cash Equivalents					2,344,751	2,344,751	24.98%	—	—	—

Total Investments, Cash and Cash Equivalents (11)					$9,742,659	$9,331,753	99.41%	$1,831,997	$2,242,903	$(410,906)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2016, aggregate non-qualifying assets represented approximately 8.3% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities
(11)	At December 31, 2016, the estimated net unrealized loss for federal tax purposes was $211,630, based on a tax cost basis of $9,543,383.

At December 31, 2016, the estimated aggregate gross unrealized gain for federal income tax purposes was $1,927,115, and the estimated aggregate gross unrealized loss for federal income tax purposes was $2,138,745

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

NOTE 1 — ORGANIZATION

Mill City Ventures III, Ltd. is an investment company incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We are an internally managed closed-end non-diversified management investment company. We have elected to be regulated as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”). To date, we have not made an election to be treated as a regulated investment company, or “RIC,” under the Internal Revenue Code of 1986.

We primarily focus on investing in or lending to privately held and small capitalization publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our future revenues will relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately become realized gains.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 7 – Fair Value of Financial Instruments” below. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

Income taxes: We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For more information, see Note 10 “Income Taxes.”

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While we are currently evaluating the impact of ASU No. 2016-02, we expect an increase to the consolidated balance sheets for the lease assets and associated lease liabilities for our lease agreements previously accounted for as operating leases.

NOTE 3 — NET GAIN PER COMMON SHARE

Basic net gain per common share is computed by dividing net gain by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Numerator: Net Gain	$675,443	$646,120
Denominator: Weighted-average number of common shares outstanding	11,863,392	12,151,493
Basic and diluted net gain per common share	$0.06	$0.05

At December 31, 2017 and 2016, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4—COMMITMENTS AND CONTINGENCIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the years ended December 31, 2017 and December 31, 2016 was $45,378 and $45,378, respectively.

The following is a schedule of the required annual minimum lease payments.

Year	Amount
2018	$46,988
TOTAL	$46,988

NOTE 5—SHAREHOLDERS’ EQUITY

On September 25, 2017, the Company repurchased and retired 1,084,091 shares of common stock at a purchase price of $0.40. At December 31, 2017, a total of 11,067,402 shares of common stock were issued and outstanding.

NOTE 6—INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2017 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (Secured)	$1,250,000	17.8%	$500,000	6.9%
Preferred Stock	1,320,214	19.0	2,420,659	33.4
Common Stock	3,278,833	46.8	3,263,715	45.1
Warrants	679	-	42,857	0.6
Other Equity	1,151,019	16.4	1,013,629	14.0
Total	$7,000,745	100.0%	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2016 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Loans (Secured)	$1,332,695	18.0%	$680,000	9.7%
Preferred Stock	2,030,000	27.4	3,047,011	43.6
Common Stock	3,384,194	45.8	2,714,219	38.8
Warrants	-	-	32,143	0.5
Other Equity	651,019	8.8	513,629	7.4
Total	$7,397,908	100.0%	$6,987,002	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2017:

	As of December 31, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$42,857	0.6%
Consumer	447,942	6.2
Education	142,000	2.0
Financial	941,517	13.0
Healthcare	513,862	7.1
Industrial Goods	12,240	0.2
Information Technology	896,009	12.4
Leisure & Hospitality	2,520,226	34.8
Oil & Gas	488,629	6.7
Publishing	1,235,578	17.0
Total	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Fair Value
Advertising	$32,143	0.5%
Consumer	354,882	5.1
Education	116,686	1.7
Financial	1,000,622	14.3
Healthcare	420,085	6.0
Information Technology	669,600	9.6
Investment Fund	204,912	2.9
Leisure & Hospitality	2,747,011	39.3
Media	137,050	2.0
Oil & Gas	488,629	7.0
Publishing	367,205	5.2
Telecommunications	448,177	6.4
Total	$6,987,002	100.0%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of December 31, 2017 and 2016. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company is we owned at least 5% and up to 25% of its voting securities.

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

Our valuation policy and procedures: Under our valuation policies and procedures, we evaluate the source of inputs, including any markets in which our investments are trading, and then apply the resulting information in determining fair value. For our Level 1 investment assets, our valuation policy generally requires us to use a market approach, considering the last quoted closing price of a security we own that is listed on a securities exchange, and in a case where a security we own is listed on an over-the-counter market, to average the last quoted bid and ask price on the most active market on which the security is quoted. In the case of traded debt securities the prices for which are not readily available, we may value those securities using a present value approach, at their weighted-average yield to maturity.

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

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists.

On a quarterly basis, our management provides members of our Valuation Committee with (i) valuation reports for each portfolio investment (which reports include our cost,, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments; and (iv) recommendations to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

We made no changes to our Valuation Policy and Procedures during the reporting period.

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio, as of December 31, 2017, may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2017, according to the fair value hierarchy:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Loans (Secured)	$-	$-	$500,000	$500,000
Preferred Stock	-	100,433	2,320,226	2,420,659
Common Stock	3,262,915	800	-	3,263,715
Warrants	-	42,857	-	42,857
Other Equity	-	-	1,013,629	1,013,629
Total	$3,262,915	$144,090	$3,833,855	$7,240,860

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2017:

	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation	(97,305)	138,321	-	-	-
Purchases and other adjustments to cost	10,000	-	-	-	500,000
Sales and redemptions	(182,695)	(746,225)	-	(5,884)	-
Net realized gain (loss)	90,000	(118,881)	-	5,884	-
Balance as of December 31, 2017	$500,000	$2,320,226	$-	$-	$1,013,629

Net change in unrealized depreciation) on investment securities still held	$(180,000)	$-	$-	$-	$-

The net change in unrealized depreciation for the year ended December 31, 2017 attributable to Level 3 portfolio investments still held as of December 31, 2017 is $180,000, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our level 3 investments held as of December 31, 2017 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/17 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$—	company is in default
Bravo Financial LLC	Loans (Secured)	500,000	cost
Insite Software Solutions, Inc	Warrants	—	company is in default
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	2,020,226	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	last K-1 valuation received
Southern Plains Resources, Inc.	Common Stock	—	company in default on its balance sheet debt
		$3,833,855

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2016:

	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2015	$1,850,000	$1,080,000	$-	$-	$1,230,258
Net change in unrealized appreciation	(122,500)	1,367,011	-		(5,579)
Purchases and other adjustments to cost	64,500	600,000	-	-	50,000
Sales and redemptions	(724,000)	-	-	-	(761,050)
Net realized loss	(388,000)	-	-	-	-
Balance as of December 31, 2016	$680,000	$3,047,011	$-	$-	$513,629

Net change in unrealized depreciation on investment securities still held	$(647,500)	$1,367,011	$-	$-	$(5,579)

The net change in unrealized depreciation for the year ended December 31, 2016 attributable to Level 3 portfolio investments still held as of December 31, 2016 was $713,932, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our level 3 investments held as of December 31, 2016 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/16 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$180,000	company is in default
Bravo Financial LLC	Loans (Secured)	500,000	cost
Dala Petroleum, Inc.	Loans (Secured)	—	company is in default
Dala Petroleum, Inc.	Preferred Stock	—	company is in default
Dala Petroleum, Inc.	Warrants	—	company is in default
Combimatrix Corporation	Warrants	—	out of money on conversion
WaferGen Bio-Systems, Inc.	Warrants	—	out of money on conversion
Insite Software Solutions, Inc	Warrants	—	out of money on conversion
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	2,747,011	last funding secured by company
Northern Capital Partners I, LP	Other Equity	488,629	last K-1 valuation received
Southern Plains Resources, Inc.	Common Stock	—	company in default on its balance sheet debt
		$4,240,640

There were no transfers between levels during the years ended December 31, 2017 and 2016.

NOTE 8 — MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain an asset coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2017, approximately 98% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and we did not carry any debt.

NOTE 9 – RELATED-PARTY TRANSACTIONS

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

NOTE 11 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2017 through 2013:

	Year Ended Dec 31, 2017	Year Ended Dec 31, 2016	Year Ended Dec 31, 2015	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013
Per Share Data
Net asset value at beginning of period	$0.77	0.72	0.94	0.86	0.04
Net investment income (loss)	(0.05)	(0.02)	0.00	(0.04)	(0.05)
Net realized and unrealized gains (losses)	0.11	0.07	(0.22)	0.12	0.03
Issuance of common stock	0.00	0.00	0.00	0.00	0.84
Repurchase of common stock	0.04	0.00	0.00	0.00	0.00
Net asset value at end of period	$0.87	0.77	0.72	0.94	0.86

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.65	0.57	0.47	0.59	0.27
Shares outstanding at end of period	11,067,402	12,151,493	12,151,493	12,151,493	12,169,422
Average weighted shares outstanding for the period	11,863,392	12,151,493	12,151,493	12,166,608	10,219,737
Net assets at end of period	$9,629,215	9,387,408	8,741,288	11,473,690	10,521,830
Average net assets (2)	$9,444,440	8,651,742	10,520,199	11,416,452	8,538,872
Total investment return	7.79%	6.94%	(23.40)%	9.30%	(50.00)%
Portfolio turnover rate (3)	35.03%	24.94%	26.26%	11.21%	7.53%
Ratio of operating expenses to average net assets (3)	(7.30)%	(7.15)%	(6.08)%	(7.00)%	(7.12)%
Ratio of net operating loss to average net assets (3)	(5.45)%	(2.66)%	(0.68)%	(4.02)%	(6.71)%
Ratio of realized gains to average net assets (3)	5.71%	(2.12)%	1.74%	2.54%	1.51%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 — SUBSEQUENT EVENTS

None.

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

As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2017.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	58	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	48	Director and Chief Financial Officer
Howard Liszt	71	Director
Lyle Berman	76	Director
Laurence Zipkin	76	Director

Douglas M. Polinsky co-founded the Company in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the President of Great North Capital Consultants, Inc., a financial advisory and investment company that he founded. Great North Capital Consultants, Inc. primarily engages in the business of investing in hard money lending with collateral on the loans being first or second mortgages in both residential and commercial properties. In addition, Great North Capital Consultants, Inc. makes direct investments into public and private companies. Since 2007, Mr. Polinsky has been an independent director of FAB Universal, Inc., a Colorado corporation based in Pennsylvania which did specialize in digital content distribution but is now dormant. Mr. Polinsky is a member of the Audit and Compensation Committees of the Board of Directors. Since 2012, Mr. Polinsky has been an independent director of Future Healthcare of America, Inc., a Wyoming Corporation with headquarters in Pennsylvania. Future Healthcare of America is an in-home healthcare company with operations in Wyoming and Montana. Mr. Polinsky is a member of the Audit and Compensation Committees of the Board of Directors. Since 2015, Mr. Polinsky has been an independent director of Liberated Syndication, Inc., a Nevada corporation with its operations in Pennsylvania. Liberated Syndication, Inc. is a host and publisher of podcasts. Mr. Polinsky is a member of the Audit and Compensation committees of the Board of Directors. Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada at Las Vegas in 1981.

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

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. He currently serves on the board of the following companies: Eggland’s Best, a branded egg company; Land O’ Lakes, the second largest cooperative in the United States; OCO Holdings, an independent marketing communications company; and Wireless Ronin (now known as Creative Realities, Inc.), a marketing technology company. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

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

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2017.

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

The members of the Compensation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “non-interested” directors for purposes of the 1940 Act. Mr. Liszt currently serves as chair of the Compensation Committee. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals. The board has adopted a charter for the Compensation Committee, a copy of which is available at http//www.millcityventures3.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2017.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2017 and 2016 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

			Stock	All Other
		Salary	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Douglas M. Polinsky,	2017	$50,000	$0	$26,267	*	$76,267
Chief Executive Officer	2016	$50,000	$0	$—		$50,000
Joseph A. Geraci, II,	2017	$100,000	$0	$21,011	*	$121,011
Chief Financial Officer	2016	$95,000	$0	$—		$95,000

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2017 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

*    includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program

Director Compensation

For 2017, we paid a total of $60,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, III	2017	—	—
Douglas M. Polinsky	2017	—	—
Lyle Berman	2017	$20,000	$20,000
Howard P. Liszt	2017	$20,000	$20,000
Laurence S. Zipkin	2017	$20,000	$20,000

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 15, 2018

(on which date there were 1111,067,402 shares of common stock outstanding), by:

•	each director of the Company

•	each named executive (see Item 11 above)

•	all current directors and executive officers of the Company as a group, and

•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 328 Barry Avenue S., Suite 210, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned (1)	Shares (1)
Douglas M. Polinsky (2)	554,858	5.01%
Joseph A. Geraci, II (3)	639,079	5.77%
Howard Liszt (4)	—	*
Lyle Berman (5)	—	*
Laurence Zipkin (6)	—	*
Neal Linnihan SEP/IRA	2,500,000	22.59%
Scott and Elizabeth Zbikowski (7)	1,865,000	16.85%

Donald Schreifels	1,060,001	9.58%
David Bester	1,000,000	9.04%
Patrick Kinney (8)	942,278	8.51%
William Hartzell	650,000	5.87%
All current directors and executive officers as a group (9) (five persons)	1,193,937	10.79%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 258,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Liszt is a director of the Company.

(5)	Mr. Berman is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of a portfolio investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional unsecured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock, which wewere subsequently sold.

Related Party Transaction Policy

The Board of Directors has adopted a written Conflict of Interest and Related Party Transaction Policy. That policy governs the approval of all related party transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board of Directors administers the policy and approves any related party transactions, subject to conflicting requirements of the 1940 Act or the Company’s written Code of Ethics. In general, after full disclosure of all material facts, review and discussion, the board approves or disapproves related party transactions by a vote of a majority of the directors who have no interest in such transaction, direct or indirect. Procedurally, no director is allowed vote in any approval of a related party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related party transaction and the director’s interest therein. If a related party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2017	2016
Audit Fees	$53,346	$50,004
Audit-Related Fees	—	—
Tax Fees	5,823	4,750
Total	$59,169	$54,754

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2017 and 2016 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.2	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to Registration Statement on Form N2 filed on May 31, 2013)
10.3	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.4	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.5	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.6	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.7	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.8	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.9	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.10	Senior Secured Promissory Note of Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2013)
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 30, 2018
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 30, 2018
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 30, 2018
Lyle Berman

/s/ Howard Liszt	Director	March 30, 2018
Howard Liszt

/s/ Laurence Zipkin	Director	March 30, 2018
Laurence Zipkin

