Form 10-Q
period 2018-03-31
Mill City Ventures III, Ltd
filed 2018-05-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 814-00991

__________________________

MILL CITY VENTURES III, LTD.
(Exact name of registrant as specified in its charter)

__________________________

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 Barry Avenue South #210, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

__________________________

N/A

(Former name, former address and former fiscal year, if changed since last report)

__________________________

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

As of May 11, 2018, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
ASSETS
Investments, at fair value:	$8,482,227	$7,240,860
Non-control/non-affiliate investments (cost: $7,602,218 and $7,000,745 respectively)
Cash	1,765,268	2,158,314
Prepaid expenses	35,357	62,549
Receivable for sale of investments	—	267,119
Interest and dividend receivables	45,060	39,574
Leasehold improvements, net	5,529	7,557
Property and equipment, net	6,575	7,218
Total Assets	$10,340,016	$9,783,191

LIABILITIES
Current Liabilities
Accounts payable	$40,307	$37,091
Payable for purchase of investments	120,637	106,222
Deferred rent	10,267	10,663
Total Current Liabilities	171,211	153,976
Total Liabilities	171,211	153,976
Commitments and Contingencies (Note 6)

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,346,829)	(1,194,773)
Accumulated undistributed net realized gains on investment transactions	1,009,570	957,818
Net unrealized appreciation in value of investments	880,009	240,115
Total Shareholders' Equity (net assets)	10,168,805	9,629,215

Total Liabilities and Shareholders' Equity	$10,340,016	$9,783,191

Net Asset Value Per Common Share	$0.92	$0.87

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Investment Income
Interest income	$34,146	$23,197
Dividend income	379	13,367

Total Investment Income	34,525	36,564

Operating Expenses
Professional fees	60,281	66,736
Payroll	61,053	41,358
Insurance	18,891	17,446
Occupancy	22,755	19,822
Director's fees	15,000	15,000
Depreciation and amortization	2,671	2,748
Other general and administrative	5,930	3,104

Total Operating Expenses	186,581	166,214

Net Investment Loss	$(152,056)	$(129,650)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	51,752	712,271
Net change in unrealized appreciation (depreciation) on investments	639,894	(603,139)

Net Realized and Unrealized Gain on Investments	691,646	109,132
Net Increase (Decrease) in Net Assets Resulting from Operations	$539,590	$(20,518)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$0.00

Weighted-average number of common shares outstanding	11,067,402	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net Assets at Beginning of Period	$9,629,215	$9,387,408
Net investment loss	(152,056)	(129,650)
Net realized gain on investments	51,752	712,271
Net increase (decrease) in unrealized appreciation on investments	639,894	(603,139)
Net increase (decrease) in net assets resulting from operations	539,590	(20,518)
Total net increase (decrease) in net assets resulting from operations	539,590	(20,518)
Net Assets at End of Period	$10,168,805	$9,366,890

Accumulated undistributed net investment loss	$(1,346,829)	$(1,459,855)

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$539,590	$(20,518)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used) provided in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(639,894)	603,139
Net realized gain on investments	(51,752)	(712,271)
Payments for purchases of investments	(628,252)	(694,120)
Proceeds from sales of investments	78,531	2,321,114
Depreciation and amortization expense	2,671	2,748

Changes in operating assets and liabilities:
Prepaid expenses	27,192	22,441
Interest and dividends receivable	(5,486)	(5,895)
Receivable for sales of investments	267,119	(2,057)
Accounts payable	3,216	5,993
Payable for purchase of investments	14,415	205,698
Deferred rent	(396)	(157)

Net cash (used) provided in operating activities	(393,046)	1,726,115

Net (decrease) increase in cash	(393,046)	1,726,115

Cash, beginning of period	2,158,314	2,344,751
Cash, end of period	$1,765,268	$4,070,866

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (3)	12%	2/6/2016	$500,000	$500,000	$—		$—	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	4.92%	—	—	—

Total Debt Investments					$1,250,000	$500,000	4.92%	$—	$750,000	$(750,000)

Investments (1)	Investment Type (4)	Interest Rate (5)	Expiration Date (6)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (7)	n/a	12/28/2020	1,071,429	$—	$21,429	0.21%	$21,429	$—	$21,429
Business Services
Spar Group Inc.	Common Stock (7)	n/a	n/a	159,406	227,728	223,168	2.19%	3,261	7,821	(4,560)
Consumer
Bridgford Foods Company	Common Stock	n/a	n/a	2,959	43,805	44,267		609	147	462
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	269,253		110,166	—	110,166
HG Holdings, Inc.	Common Stock (7)	n/a	n/a	200,000	199,118	120,000		—	79,118	(79,118)
Mix 1 Life, Inc.	Common Stock	n/a	n/a	100,000	46,160	—		—	46,160	(46,160)
Tzfat Spirits of Israel, LLC	LLC Membership Units (7)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					549,189	458,520	4.51%	110,775	201,444	(90,669)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	114,753	186,693	149,844	1.47%	5,406	42,255	(36,849)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,226	181,748	300,857		119,109	—	119,109
Hi-Crush Partners, LP	Common Stock (8)	n/a	n/a	10,000	104,222	106,000		1,778	—	1,778
QC Holdings, Inc.	Common Stock (7)	n/a	n/a	15,000	10,655	8,100		—	2,555	(2,555)
					296,625	414,957	4.08%	120,887	2,555	118,332

Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (3) (7)	n/a	n/a	156	155,321	98,397		—	56,924	(56,924)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (7)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (7)	n/a	n/a	139,697	430,877	810,243		379,366	—	379,366
Opiant Pharmaceuticals, Inc.	Common Stock (7)	n/a	n/a	5,000	104,133	95,900		299	8,532	(8,233)
					691,010	1,004,540	9.88%	379,665	66,135	313,530
Industrial Goods
ClearSign Combustion Corporation	Common Stock	n/a	n/a	3,400	11,310	6,885	0.07%	—	4,425	(4,425)
Information Technology
Insite Software Solutions, Inc	Warrants (7)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (7)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	368,758		122,048	—	122,048
Travelzoo, Inc.	Common Stock	n/a	n/a	34,150	354,633	248,441		426	106,618	(106,192)
					751,343	917,199	9.02%	272,474	106,618	165,856
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (3) (7)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Membership Units	15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	24.78%	1,005,333	—	1,005,333
Oil & Gas
Matrix Service Company	Common Stock (7)	n/a	n/a	10,000	182,580	137,000		—	45,580	(45,580)
Northern Capital Partners I, LP	Limited Partnership Units (7)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (7)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,462,580	625,629	6.15%	—	836,951	(836,951)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,847	1,639,830	16.13%	978,983	—	978,983

Total Equity Investments					$6,352,218	$7,982,227	78.49%	$2,898,213	$1,268,204	$1,630,009

Total Investments					7,602,218	8,482,227	83.41%	2,898,213	2,018,204	880,009

Total Cash					1,765,268	1,765,268	17.36%	—	—	—

Total Investments and Cash					$9,367,486	$10,247,495	100.77%	$2,898,213	$2,018,204	$880,009

(1)	All investments and all cash are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is convertible into common equity of the issuer.
(4)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(5)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(6)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(7)	Investment is not an income-producing investment.
(8)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At March 31, 2018, aggregate non-qualifying assets represented approximately 1.2% of our total assets.

At March 31, 2018, the estimated net unrealized gain for federal tax purposes was $1,078,681, based on a tax cost basis of $7,403,546.

At March 31, 2018, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,984,953 and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,906,272

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (3)	12%	2/6/2016	$500,000	$500,000	$—		$—	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.19%	—	—	—

Total Debt Investments					$1,250,000	$500,000	5.19%	$—	$750,000	$(750,000)

Investments (1)	Investment Type (4)	Interest Rate (5)	Expiration Date (6)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (7)	n/a	12/28/2020	1,071,429	$—	$42,857	0.45%	$42,857	$—	$42,857
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	248,395		89,308	—	89,308
Forward Industries, Inc.	Common Stock (7)	n/a	n/a	20,100	23,969	24,723		778	24	754
Mix 1 Life, Inc.	Common Stock (9)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (7)	n/a	n/a	171,292	181,871	149,024		—	32,847	(32,847)
Tzfat Spirits of Israel, LLC	LLC Membership Units (7)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					512,106	447,942	4.65%	90,086	154,250	(64,164)

Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	100,000	172,757	142,000	1.47%	3,321	34,078	(30,757)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,279	182,557	327,655		145,098	—	145,098
Hi-Crush Partners, LP	Common Stock (8)	n/a	n/a	10,000	106,222	107,000		778	—	778
QC Holdings, Inc.	Common Stock (7)	n/a	n/a	15,000	10,655	6,862		—	3,793	(3,793)
					299,434	441,517	4.59%	145,876	3,793	142,083
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (3) (7)	n/a	n/a	156	155,321	100,433		—	54,888	(54,888)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (7)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (7)	n/a	n/a	136,897	421,839	413,429		6,396	14,806	(8,410)
					577,839	513,862	5.34%	6,396	70,373	(63,977)
Industrial Goods
ClearSign Combustion Corporation	Common Stock	n/a	n/a	3,400	11,310	12,240	0.12%	930	—	930
Information Technology
Insite Software Solutions, Inc	Warrants (7)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (7)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	402,509		155,799	—	155,799
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	193,500		—	131,348	(131,348)
					721,558	896,009	9.31%	305,799	131,348	174,451
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (3) (7)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Membership Units	15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	26.17%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (7)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (7)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.07%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,235,578	12.83%	574,730	—	574,730

Total Equity Investments					$5,750,745	$6,740,860	70.00%	$2,175,328	$1,185,213	$990,115

Total Investments					7,000,745	7,240,860	75.19%	2,175,328	1,935,213	240,115

Total Cash					2,158,314	2,158,314	22.41%	—	—	—

Total Investments, and Cash					$9,159,059	$9,399,174	97.60%	$2,175,328	$1,935,213	$240,115

(1)	All investments and all cash are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is convertible into common equity of the issuer.
(4)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(5)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(6)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(7)	Investment is not an income-producing investment.
(8)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2017, aggregate non-qualifying assets represented approximately 1.1% of our total assets.

(9)	Value reflects 20% discount for restricted nature of securities

At December 31, 2017, the estimated net unrealized gain for federal tax purposes was $541,796, based on a tax cost basis of $6,699,064.

At December 31, 2017, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,365,077, and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,823,281

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

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

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our future revenues will relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately result in gains.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

March 31, 2018

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interested or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash, and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected be realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,250,000	16.5%	$500,000	5.9%
Preferred Stock	1,320,214	17.4	2,418,623	28.5
Common Stock	3,880,306	51.0	4,528,546	53.4
Warrants	679	—	21,429	0.3
Other Equity	1,151,019	15.1	1,013,629	11.9
Total	$7,602,218	100.0%	$8,482,227	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2017 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,250,000	17.8%	$500,000	6.9%
Preferred Stock	1,320,214	19.0	2,420,659	33.4
Common Stock	3,278,833	46.8	3,263,715	45.1
Warrants	679	—	42,857	0.6
Other Equity	1,151,019	16.4	1,013,629	14.0
Total	$7,000,745	100.0%	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2018:

	As of March 31, 2018
	Investments at Fair Value	Percentage of Fair Value
Advertising	$21,429	0.3%
Business Services	223,168	2.6
Consumer	458,520	5.4
Education	149,844	1.8
Financial	914,957	10.8
Healthcare	1,004,540	11.8
Industrial Goods	6,885	0.1
Information Technology	917,199	10.8
Leisure & Hospitality	2,520,226	29.7
Oil & Gas	625,629	7.4
Publishing	1,639,830	19.3
Total	$8,482,227	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2017:

	As of December 31, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$42,857	0.6%
Consumer	447,942	6.2
Education	142,000	2.0
Financial	941,517	13.0
Healthcare	513,862	7.1
Industrial Goods	12,240	0.2
Information Technology	896,009	12.4
Leisure & Hospitality	2,520,226	34.8
Oil & Gas	488,629	6.7
Publishing	1,235,578	17.0
Total	$7,240,860	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of March 31, 2018. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2018 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2018, according to the fair value hierarchy:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$500,000	$500,000
Preferred Stock	-	98,397	2,320,226	2,418,623
Common Stock	4,528,546	-	-	4,528,546
Warrants	-	21,429	-	21,429
Other Equity	-	-	1,013,629	1,013,629
Total	$4,528,546	$119,826	$3,833,855	$8,482,227

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2017, according to the fair value hierarchy

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$500,000	$500,000
Preferred Stock	-	100,433	2,320,226	2,420,659
Common Stock	3,262,915	800	-	3,263,715
Warrants	-	42,857	-	42,857
Other Equity	-	-	1,013,629	1,013,629
Total	$3,262,915	$144,090	$3,833,855	$7,240,860

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2018:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2017	$500,000	$2,320,226	$-	$-	$1,013,629
Net change in unrealized appreciation (depreciation)	-	-	-	-	-
Purchases and other adjustments to cost	-	-	-	-	-
Sales and redemptions	-	-	-	-	-
Net realized gain	-	-	-	-	-
Balance as of March 31, 2018	$500,000	$2,320,226	$-	$-	$1,013,629

The net change in unrealized depreciation for the three months ended March 31, 2018 attributable to Level 3 portfolio investments still held as of March 31, 2018 is $0.

The following table lists our level 3 investments held as of March 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	3/31/18 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$—	company is in default on its debt to us
Bravo Financial LLC	Loans (Secured)	500,000	cost
Insite Software Solutions, Inc	Warrants	—	company is a going-concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	2,020,226	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	company is generating substantial revenue and allocated income
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$3,833,855

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2017:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2017	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation	(97,305)	138,321	-	-	-
Purchases and other adjustments to cost	10,000	-	-	-	500,000
Sales and redemptions	(182,695)	(746,225)	-	(5,884)	-
Net realized gain	90,000	(118,881)	-	5,884	-
Balance as of December 31, 2017	$500,000	$2,320,226	$-	$-	$1,013,629

The net change in unrealized appreciation for the year ended December 31, 2017 attributable to Level 3 portfolio investments still held as of December 31, 2017 was $180,000, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

The following table lists our level 3 investments held as of December 31, 2017 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/17 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$—	company is in default on its debt to us
Bravo Financial LLC	Loans (Secured)	500,000	cost
Insite Software Solutions, Inc	Warrants	—	company is a going-concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	2,020,226	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	last K-1 valuation received
Southern Plains Resources, Inc.	Common Stock	—	company in default on its balance sheet debt
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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the three months ended March 31, 2018 and 2017 was $11,345 and $11,345, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2018	$34,173
Total	$34,173

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

NOTE 8 – SHAREHOLDERS’ EQUITY

At March 31, 2018, we had 11,067,402 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2018	2017
Numerator: Net increase (decrease) in net asset value resulting from operations	$539,590	$(20,518)
Denominator: Weighted-average number of common shares outstanding	11,067,402	12,151,493
Basic and diluted net gain (loss) per common share	$.05	$.00

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2018 through 2014:

	Three Months Ended
	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014
Per Share Data (1)
Net asset value at beginning of period	$0.87	0.77	0.72	0.94	0.86
Net investment income (loss)	(0.01)	(0.01)	0.00	0.00	(0.01)
Net realized and unrealized gains (losses)	0.06	0.01	0.00	0.01	0.07
Net asset value at end of period	$0.92	0.77	0.72	0.95	0.92

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.76	0.46	0.46	0.72	0.34
Shares outstanding at end of period	11,067,402	12,151,493	12,151,493	12,151,493	12,169,422
Average weighted shares outstanding for the period	11,067,402	12,151,493	12,151,493	12,151,493	12,169,422
Net assets at end of period	$10,168,805	9,366,890	8,720,448	11,626,869	11,296,396
Average net assets (2)	$9,770,410	9,563,916	8,718,010	11,561,049	10,766,742
Total investment return	5.75%	0.00%	0.00%	1.06%	6.98%
Portfolio turnover rate (3)	0.80%	7.26%	8.25%	3.86%	5.79%
Ratio of operating expenses to average net assets (3)	(7.52)%	(6.86)%	(6.65)%	(5.60)%	(5.58)%
Ratio of net investment income (loss) to average net assets (3)	(6.16)%	(5.38)%	(2.78)%	0.02%	(4.06)%
Ratio of realized gains (losses) to average net assets (3)	2.17%	33.82%	(22.92)%	5.25%	7.79%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our revenues relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately result in gains.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2018, we made $628,252 of investments in portfolio companies and had $78,531 of redemptions and repayments, resulting in net investments at amortized cost of $7,602,218 for the period.

During the three months ended March 31, 2017, we made $694,120 of investments in portfolio companies and had $2,321,114 of redemptions and repayments, resulting in net investments at amortized cost of $6,483,185 for the period.

Our portfolio composition by major class, based on fair value at March 31, 2018, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$500,000	5.9%
Unsecured Loans	-	-
Equity/Other	7,982,227	94.1
Total	$8,482,227	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	For the three months ended March 31,
	2018	2017
Total investment income	$34,525	$36,564
Total expenses	(186,581)	(166,214)
Net investment loss	$(152,056)	$(129,650)

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

For the three months ended March 31, 2018, our total investment income was $34,525, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in two eligible portfolio companies - OTC Markets Group Cl A, and Simulations Plus, Inc.

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

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2018 and March 31, 2017 was as follows:

Expense item	Three months ended March 31, 2018	Three months ended March 31, 2017
Professional fees	$60,281	$66,736
Payroll	61,053	41,358
Occupancy	22,755	19,822
Insurance	18,891	17,446
Directors’ fees	15,000	15,000
Depreciation and amortization	2,671	2,748
Other general and administrative	5,930	3,104
Total	$186,581	$166,214

Net Realized Gain from Investments

For the three months ended March 31, 2018, we had $78,531 of principal repayments, resulting in $51,752 of realized gains. For the three months ended March 31, 2017, we had $2,321,114 of principal repayments, resulting in $712,271 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2018, our investments had $639,894 of unrealized appreciation. For the three months ended March 31, 2017, our investments had $603,139 of unrealized depreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2018, we recorded a net increase in net assets from operations of $539,590. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2018, our per-share net increase in net assets from operations was $0.05. For the three months ended March 31, 2017, we recorded a net decrease in net assets from operations of $20,518. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2017, our per-share net decrease in net assets from operations was $0.00.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2018, net cash used in operating activities was $393,046. Cash flows used in operating activities for the three months ended March 31, 2018 were primarily related to purchases of investments of $628,252, offset mostly by redemptions and repayments of investments totaling $78,531. For the three months ended March 31, 2017, net cash provided in operating activities was $1,726,115. Cash flows provided in operating activities for the three months ended March 31, 2017 were primarily related to redemptions and repayments of $2,321,114 offset mostly by purchases of investments totaling $694,120.

FINANCIAL CONDITION

As of March 31, 2018, we had cash of $1,765,268, a decrease of $393,046 from December 31, 2017. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2018.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2018, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 30, 2018 (related to our year ended December 31, 2017) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2018.

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

MILL CITY VENTURES III, LTD.

Date: May 11, 2018	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: May 11, 2018	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

