Form 10-Q
period 2018-06-30
Mill City Ventures III, Ltd
filed 2018-08-10
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
ASSETS
Investments, at fair value:	$9,135,268	$7,240,860
Non-control/non-affiliate investments (cost: $7,222,366 and $7,000,745 respectively)
Cash	1,127,225	2,158,314
Prepaid expenses	85,823	62,549
Receivable for sale of investments	—	267,119
Interest and dividend receivables	55,639	39,574
Leasehold improvements, net	3,502	7,557
Property and equipment, net	5,932	7,218
Total Assets	$10,413,389	$9,783,191

LIABILITIES
Current Liabilities
Accounts payable	32,112	37,091
Payable for purchase of investments	—	106,222
Deferred rent	9,869	10,663
Total Current Liabilities	41,981	153,976
Total Liabilities	41,981	153,976
Commitments and Contingencies (Note 6)

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,471,930)	(1,194,773)
Accumulated undistributed net realized gains on investment transactions	304,381	957,818
Net unrealized appreciation in value of investments	1,912,902	240,115
Total Shareholders' Equity (net assets)	10,371,408	9,629,215
Total Liabilities and Shareholders' Equity	$10,413,389	$9,783,191
Net Asset Value Per Common Share	$0.94	$0.87

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment Income
Interest income	$25,506	$27,854	$59,652	$51,051
Dividend income	13,544	8,655	13,923	22,022
Total Investment Income	39,050	36,509	73,575	73,073

Operating Expenses
Professional fees	45,192	59,814	105,473	126,550
Payroll	56,272	67,429	117,325	108,787
Insurance	19,583	18,694	38,474	36,140
Occupancy	22,547	22,509	45,302	42,331
Director's fees	15,000	15,000	30,000	30,000
Depreciation and amortization	2,670	2,747	5,341	5,495
Other general and administrative	2,887	2,340	8,817	5,444
Total Operating Expenses	164,151	188,533	350,732	354,747
Net Investment Loss	$(125,101)	$(152,024)	$(277,157)	$(281,674)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(705,189)	35,799	(653,437)	748,070
Net change in unrealized appreciation (depreciation) on investments	1,032,893	304,886	1,672,787	(298,253)
Net Realized and Unrealized Gain on Investments	327,704	340,685	1,019,350	449,817
Net Increase in Net Assets Resulting from Operations	$202,603	$188,661	$742,193	$168,143

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.02	$0.02	$0.07	$0.01

Weighted-average number of common shares outstanding	11,067,402	12,151,493	11,067,402	12,151,493

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Net Assets at Beginning of Period	$9,629,215	$9,387,408
Net investment loss	(277,157)	(281,674)
Net realized gain (loss) on investments	(653,437)	748,070
Net increase (decrease) in unrealized appreciation on investments	1,672,787	(298,253)
Net increase in net assets resulting from operations	742,193	168,143
Total net increase in net assets resulting from operations	742,193	168,143
Net Assets at End of Period	$10,371,408	$9,555,551

Accumulated undistributed net investment loss	$(1,471,930)	$(1,611,879)

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$742,193	$168,143

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	(1,672,787)	298,253
Net realized (gain) loss on investments	653,437	(748,070)
Payments for purchases of investments	(1,824,303)	(1,128,365)
Payments for purchases of investments sold short	(200,341)	—
Proceeds from sales of investments	971,652	2,397,699
Proceeds from sales of investments sold short	177,934	85,936
Depreciation and amortization expense	5,341	5,495

Changes in operating assets and liabilities:
Prepaid expenses	(23,274)	(26,549)
Interest and dividends receivable	(16,065)	(14,381)
Receivable for investment sales	267,119	—
Accounts payable	(4,979)	(2,378)
Deferred rent	(794)	(315)
Payable for investment purchase	(106,222)	106,288
Net cash provided (used) in operating activities	(1,031,089)	1,141,756
Net increase (decrease) in cash	(1,031,089)	1,141,756
Cash, beginning of period	2,158,314	2,344,751
Cash, end of period	$1,127,225	$3,486,507

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	21,429	0.21%	21,429	—	21,429
Business Services
Spar Group Inc.	Common Stock (8)	n/a	n/a	200,012	284,592	252,015	2.43%	—	32,577	(32,577)
Consumer
Bridgford Foods Company	Common Stock	n/a	n/a	2,959	43,805	40,242		—	3,563	(3,563)
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	263,000		108,591	—	108,591
HG Holdings, Inc.(fka Stanley Furniture Co, Inc.)	Common Stock (8)	n/a	n/a	200,000	199,118	130,000		1,413	70,531	(69,118)
J Jill Inc.	Common Stock (8)	n/a	n/a	10,000	89,512	93,400		3,888	—	3,888
Nordstroms, Inc.	Common Stock (8)	n/a	n/a	872	42,549	45,152		2,603	—	2,603
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					630,412	596,794	5.75%	116,495	150,113	(33,618)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	132,053	204,773	125,305	1.21%	1,561	81,029	(79,468)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,076	179,456	320,096		140,640	—	140,640
Hi-Crush Partners, LP	Common Stock (9)	n/a	n/a	10,000	104,222	118,000		13,778	—	13,778
					283,678	438,096	4.22%	154,418	—	154,418
Healthcare
Reshape Life Sciences Inc.	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	98,397		—	56,924	(56,924)
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	139,697	430,876	1,075,667		644,791	—	644,791
Opiant Pharmaceuticals, Inc.	Common Stock (8)	n/a	n/a	10,000	201,856	143,900		—	57,956	(57,956)
					788,732	1,317,964	12.71%	644,791	115,559	529,232
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	12,540	121,925	131,670		9,745	—	9,745
					121,925	131,670	1.27%	9,745	—	9,745

Information Technology
Energous Corp.	Common Stock	n/a	n/a	5,000	90,122	74,150		—	15,972	(15,972)
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
International Game Technology, Inc.	Common Stock	n/a	n/a	2,000	57,219	46,480		—	10,739	(10,739)
Kwikbit Inc. (fka Max 4G, Inc.)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Microvision, Inc.	Common Stock	n/a	n/a	100,000	125,000	112,000		—	13,000	(13,000)
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	131,680		32,748	—	32,748
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	556,262		309,552	—	309,552
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	138,966	258,210		119,244	—	119,244
Western Digital Corp.	Common Stock	n/a	n/a	2,000	157,752	154,820		—	2,932	(2,932)
Zynga Inc.	Common Stock	n/a	n/a	50,000	205,232	203,500		—	1,732	(1,732)
					1,269,933	1,837,102	17.71%	611,544	44,375	567,169
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	726,736		—	—	—
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	1,293,490		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Membership Units	15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	24.30%	1,005,333	—	1,005,333
Oil & Gas
Matrix Service Company	Common Stock (8)	n/a	n/a	10,000	182,580	183,500		920	—	920
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,462,580	672,129	6.48%	920	791,371	(790,451)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,222,538	11.79%	561,690	—	561,690

Total Equity Investments					7,222,366	9,135,268	88.08%	3,127,926	1,215,024	1,912,902

Total Cash					1,127,225	1,127,225	10.87%	—	—	—

Total Investments, Cash					$8,349,591	$10,262,493	98.95%	$3,127,926	$1,215,024	$1,912,902

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At June 30, 2018, aggregate non-qualifying assets represented approximately 9.5% of our total assets.

(10)	At June 30, 2018, the estimated net unrealized gain for federal tax purposes was $2,114,336, based on a tax cost basis of $7,020,932. At June 30, 2018 the estimated aggregate gross unrealized gain for federal income tax purposes was $3,214,666, and the estimated gross unrealized loss for federal income tax purposes was $1,100,330.

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	500,000	—		—	500,000	(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.19%	—	—	—

Total Debt Investments					1,250,000	500,000	5.19%	—	750,000	(750,000)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	—	42,857	0.45%	42,857	—	42,857
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	248,395		89,308	—	89,308
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	20,100	23,969	24,723		778	24	754
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	171,292	181,871	149,024		—	32,847	(32,847)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					512,106	447,942	4.65%	90,086	154,250	(64,164)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	100,000	172,757	142,000	1.47%	3,321	34,078	(30,757)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,279	182,557	327,655		145,098	—	145,098
Hi-Crush Partners, LP	Common Stock (9)	n/a	n/a	10,000	106,222	107,000		778	—	778
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	6,862		—	3,793	(3,793)
					299,434	441,517	4.59%	145,876	3,793	142,083
Healthcare
Reshape Life Sciences Inc.	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	100,433		—	54,888	(54,888)
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	136,897	421,839	413,429		6,396	14,806	(8,410)
					577,839	513,862	5.34%	6,396	70,373	(63,977)
Industrial Goods
ClearSign Combustion Corp.	Common Stock	n/a	n/a	3,400	11,310	12,240		930	—	930
					11,310	12,240	0.12%	930	—	930
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	402,509		155,799	—	155,799
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	193,500		—	131,348	(131,348)
					721,558	896,009	9.31%	305,799	131,348	174,451
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	726,736		1,005,333	—	1,005,333
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	1,293,490
DBR Enclave US Investors, LLC	LLC Membership Units	15%	1/31/2020	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	26.17%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.07%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,235,578	12.83%	574,730	—	574,730

Total Equity Investments					5,750,745	6,740,860	70.00%	2,175,328	1,185,213	990,115

Total Cash and Cash Equivalents					2,158,314	2,158,314	22.41%	—	—	—

Total Investments, Cash and Cash Equivalents					9,159,059	9,399,174	97.60%	2,175,328	1,935,213	240,115

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.

(2)	Interest is presented on a per annum basis.

(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.

(4)	Investment is convertible into common equity of the issuer.

(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.

(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.

(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.

(8)	Investment is not an income-producing investment.

(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2017, aggregate non-qualifying assets represented approximately 1.1% of our total assets.

(10)	Value reflects 20% discount for restricted nature of securities

(11)	At December 31, 2017, the estimated net unrealized gain for federal tax purposes was $541,796, based on a tax cost basis of $6,699,064. At December 31, 2017, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,365,077, and the estimated gross unrealized loss for federal income tax purposes was $1,823,281.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Reclassifications: Certain December 31, 2017 amounts have been reclassified to conform to the current period end presentation.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interested or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash, and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected to realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Recent accounting pronouncements: In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While we are currently evaluating the impact of ASU No. 2016-02, we expect an increase to the balance sheets for the lease assets and associated lease liabilities for our lease agreements previously accounted for as operating leases.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$—	—%	$—	—%
Preferred Stock	1,032,057	14.3	1,125,133	12.3
Common Stock	5,038,611	69.8	6,975,077	76.4
Warrants	679	—	21,429	0.2
Other Equity	1,151,019	15.9	1,013,629	11.1
Total	$7,222,366	100.0%	$9,135,268	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2017 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,250,000	17.9%	$500,000	6.9%
Preferred Stock	1,032,057	14.7	1,127,169	15.6
Common Stock	3,566,990	51.0	4,557,205	62.9
Warrants	679	—	42,857	0.6
Other Equity	1,151,019	16.4	1,013,629	14.0
Total	$7,000,745	100.0%	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2018:

	As of June 30, 2018
	Investments at Fair Value	Percentage of Fair Value
Advertising	$21,429	0.23%
Business Services	252,015	2.76
Consumer	596,794	6.53
Education	125,305	1.37
Financial	438,096	4.80
Healthcare	1,317,964	14.43
Industrial Goods	131,670	1.44
Information Technology	1,837,102	20.11
Leisure & Hospitality	2,520,226	27.59
Oil & Gas	672,129	7.36
Publishing	1,222,538	13.38
Total	$9,135,268	100.00%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2017:

	As of December 31, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$42,857	0.59%
Consumer	447,942	6.19
Education	142,000	1.96
Financial	941,517	13.00
Healthcare	513,862	7.10
Industrial Goods	12,240	0.17
Information Technology	896,009	12.37
Leisure & Hospitality	2,520,226	34.81
Oil & Gas	488,629	6.75
Publishing	1,235,578	17.06
Total	$7,240,860	100.00%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of June 30, 2018. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of June 30, 2018 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2018, according to the fair value hierarchy:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$-	$-
Preferred Stock	-	98,397	1,026,736	1,125,133
Common Stock	5,681,587	-	1,293,490	6,975,077
Warrants	-	21,429	-	21,429
Other Equity	-	-	1,013,629	1,013,629
Total	$5,681,587	$119,826	$3,333,855	$9,135,268

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2017, according to the fair value hierarchy:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$500,000	$500,000
Preferred Stock	-	100,433	1,026,736	1,127,169
Common Stock	3,262,915	800	1,293,490	4,557,205
Warrants	-	42,857	-	42,857
Other Equity	-	-	1,013,629	1,013,629
Total	$3,262,915	$144,090	$3,833,855	$7,240,860

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2018:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of December 31, 2017	$500,000	$1,026,736	$1,293,490	$-	$1,013,629
Net change in unrealized appreciation (depreciation)	750,000	-	-	-	-
Purchases and other adjustments to cost	-	-	-	-	-
Sales and redemptions	(550,000)	-	-	-	-
Net realized gain	(700,000)	-	-	-	-
Balance as of June 30, 2018	$-	$1,026,736	$1,293,490	$-	$1,013,629

The net change in unrealized depreciation for the six months ended June 30, 2018 attributable to Level 3 portfolio investments still held as of June 30, 2018 is $0.

The following table lists our level 3 investments held as of June 30, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	6/30/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	—	company is a going-concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	726,736	last funding secured by company
Bitesquad.com LLC	Common Stock	1,293,490	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	company is generating substantial revenue and allocated income
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$3,333,855

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2017:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2017	$680,000	$3,047,011	$-	$-	$513,629
Net change in unrealized appreciation	(97,305)	(867,012)	1,005,333	-	-
Purchases and other adjustments to cost	10,000	(288,157)	288,157	-	500,000
Sales and redemptions	(182,695)	(746,225)	-	(5,884)	-
Net realized gain	90,000	(118,881)	-	5,884	-
Balance as of December 31, 2017	$500,000	$1,026,736	$1,293,490	$-	$1,013,629

The net change in unrealized appreciation for the year ended December 31, 2017 attributable to Level 3 portfolio investments still held as of December 31, 2017 was $180,000, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

The following table lists our level 3 investments held as of December 31, 2017 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/17 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$—	company is in default on its debt to us
Bravo Financial LLC	Loans (Secured)	500,000	cost
Insite Software Solutions, Inc	Warrants	—	company is a going-concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	726,736	last funding secured by company
Bitesquad.com LLC	Common Stock	1,293,490	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	last K-1 valuation received
Southern Plains Resources, Inc.	Common Stock	—	company in default on its balance sheet debt
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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the three and six months ended June 30, 2018 and 2017 was $11,345 and $22,689, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2018	$21,358
Total	$21,358

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

NOTE 8 – SHAREHOLDERS’ EQUITY

At June 30, 2018, we had 11,067,402 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2018	2017
Numerator: Net increase in net asset value resulting from operations	$202,603	$188,661
Denominator: Weighted-average number of common shares outstanding	11,067,402	12,151,493
Basic and diluted net gain per common share	$.02	$.02

	For the Six Months Ended June 30,
	2018	2017
Numerator: Net increase in net asset value resulting from operations	$742,193	$168,143
Denominator: Weighted-average number of common shares outstanding	11,067,402	12,151,493
Basic and diluted net gain per common share	$.07	$.01

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2018 through 2014:

	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
Per Share Data (1)
Net asset value at beginning of period	$0.87	0.77	0.72	0.94	0.86
Net investment income (loss)	(0.02)	(0.02)	(0.01)	0.00	(0.01)
Net realized and unrealized gains (losses)	0.09	0.04	(0.02)	(0.03)	0.06
Net asset value at end of period	$0.94	0.79	0.69	0.91	0.91

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.82	0.51	0.47	0.59	0.42
Shares outstanding at end of period	11,067,402	12,151,493	12,151,493	12,151,493	12,169,422
Average weighted shares outstanding for the period	11,067,402	12,151,493	12,151,493	12,151,493	12,169,422
Net assets at end of period	$10,371,408	9,555,551	8,354,165	11,086,311	11,075,824
Average net assets (2)	$9,955,674	9,504,851	8,670,320	11,525,839	10,959,396
Total investment return	8.05%	2.60%	(4.17)%	(3.19)%	5.81%
Portfolio turnover rate (3)	11.55%	11.87%	11.90%	12.52%	5.68%
Ratio of operating expenses to average net assets (3)	(6.98)%	(7.38)%	(3.30)%	(2.49)%	(5.34)%
Ratio of net investment income (loss) to average net assets (3)	(5.53)%	(5.89)%	(2.86)%	0.07%	(3.06)%
Ratio of realized gains (losses) to average net assets (3)	(12.79)%	16.51%	(12.02)%	5.07%	3.73%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2018, we made $2,024,644 of investments in portfolio companies and had $1,149,586 of redemptions and repayments, resulting in net investments at amortized cost of $7,222,366 for the period.

During the six months ended June 30, 2017, we made $1,128,365 of investments in portfolio companies and had $2,483,635 of redemptions and repayments, resulting in net investments at amortized cost of $6,790,708 for the period.

Our portfolio composition by major class, based on fair value at June 30, 2018, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$-	-%
Unsecured Loans	-	-
Equity/Other	9,135,268	100.0
Total	$9,135,268	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Total investment income	$39,050	$36,509	$73,575	$73,073
Total expenses	(164,151)	(188,533)	(350,732)	(354,747)
Net investment loss	$(125,101)	$(152,024)	$(277,157)	$(281,674)

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

For the three and six months ended June 30, 2018, our total investment income was $39,050 and $73,575, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in three eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., and Educational Development Corp., and dividends received on account of investments in four non-eligible portfolio companies. For the three and six months ended June 30, 2017, our total investment income was $36,509 and $73,073, respectively, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in five eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and dividends received on account of investments in three non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2018 and June 30, 2017 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
Expense item	2018	2017	2018	2017
Professional fees	$45,192	$59,814	$105,473	$126,550
Payroll	56,272	67,429	117,325	108,787
Occupancy	22,547	22,509	45,302	42,331
Insurance	19,583	18,694	38,474	36,140
Directors’ fees	15,000	15,000	30,000	30,000
Depreciation and amortization	2,670	2,747	5,341	5,495
Other general and administrative	2,887	2,340	8,817	5,444
Total	$164,151	$188,533	$350,732	$354,747

For the three and six months ended June 30, 2018, our professional fee expense was $45,192 and $105,473, respectively. For the three and six months ended June 30, 2017, our professional fee expense was $59,814 and $126,550, respectively. The decrease for the second quarter is due to the payment of legal fees in 2017 in connection with our collection efforts on bad debt, specifically relating to the Mix 1 Life Notes.

For the three and six months ended June 30, 2018, our payroll expense was $56,272 and $117,325, respectively. For the three and six months ended June 30, 2017, our payroll expense was $67,429 and $108,787, respectively. The decrease for the second quarter is due to an adjustment for the payment of the Officers’ health insurance benefits in the second quarter 2017.

Net Realized Gain(Loss) from Investments

For the three and six months ended June 30, 2018, we had $1,071,055 and $1,149,586, respectively, of principal repayments, resulting in ($705,189) and ($653,437), respectively, of realized losses. The losses in the second quarter were primarily from our $100,000 settlement of the Mix 1 litigation. For the three and six months ended June 30, 2017, we had $162,522 and $2,483,635, respectively, of principal repayments, resulting in $35,799 and $748,070, respectively, of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2018, our investments had $1,032,893 and $1,672,787 of unrealized appreciation, respectively. For the three and six months ended June 30, 2017, our investments had $304,886 and ($298,253) of unrealized appreciation (depreciation), respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2018, we recorded a net increase in net assets from operations of $202,603 and $742,193, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2018, our per-share net increase in net assets from operations was $0.02 and $0.07, respectively. For the three and six months ended June 30, 2017, we recorded a net increase in net assets from operations of $188,661 and $168,143, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2017, our per-share net increase in net assets from operations was $0.02 and $0.01, respectively.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the six months ended June 30, 2018, net cash used in operating activities was $1,031,089. Cash flows used in operating activities for the six months ended June 30, 2018 were primarily related to purchases of investments of $2,024,644, offset mostly by redemptions and repayments of investments totaling $1,149,586. For the six months ended June 30, 2017, net cash provided in operating activities was $1,141,756. Cash flows provided in operating activities for the six months ended June 30, 2017 were related to redemptions and repayments of $2,483,635, offset mostly by purchases of investments totaling $1,128,365.

FINANCIAL CONDITION

As of June 30, 2018, we had cash of $1,127,225, a decrease of $1,031,089 from December 31, 2017. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2018.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2018, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this section of our report are forward-looking statements based on our management’s current expectations for our company. These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us. Some of the forward-looking statements contained in this report relate to, and are based on current assumptions regarding, the following:

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2018.

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

MILL CITY VENTURES III, LTD.

Date: August 10, 2018	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: August 10, 2018	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

-25-