Form 10-Q
period 2018-09-30
Mill City Ventures III, Ltd
filed 2018-11-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 13, 2018, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
ASSETS
Investments, at fair value:	$9,819,450	$7,240,860
Non-control/non-affiliate investments (cost: $7,339,112 and $7,000,745 respectively)
Cash	974,210	2,158,314
Prepaid expenses	70,175	62,549
Receivable for sale of investments	—	267,119
Interest and dividend receivables	63,060	39,574
Leasehold improvements, net	1,475	7,557
Property and equipment, net	5,288	7,218
Total Assets	$10,933,658	$9,783,191

LIABILITIES
Current Liabilities
Accounts payable	$27,985	$37,091
Payable for purchase of investments	—	106,222
Deferred rent	9,473	10,663
Total Current Liabilities	37,458	153,976
Total Liabilities	37,458	153,976
Commitments and Contingencies (Note 6)

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,589,270)	(1,194,773)
Accumulated undistributed net realized gains on investment transactions	379,077	957,818
Net unrealized appreciation in value of investments	2,480,338	240,115
Total Shareholders' Equity (net assets)	10,896,200	9,629,215
Total Liabilities and Shareholders' Equity	$10,933,658	$9,783,191
Net Asset Value Per Common Share	$0.98	$0.87

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Investment Income
Interest income	$21,856	$44,362	$81,508	$95,413
Dividend income	10,144	7,992	24,067	30,014
Total Investment Income	32,000	52,354	105,575	125,427

Operating Expenses
Professional fees	33,317	39,175	138,790	165,725
Payroll	51,814	51,562	169,139	160,349
Insurance	21,226	24,030	59,700	60,170
Occupancy	22,660	22,225	67,962	64,556
Director's fees	15,000	15,000	45,000	45,000
Depreciation and amortization	2,671	2,670	8,012	8,165
Other general and administrative	2,652	4,970	11,469	10,414
Total Operating Expenses	149,340	159,632	500,072	514,379
Net Investment Loss	$(117,340)	$(107,278)	$(394,497)	$(388,952)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	74,696	(404,457)	(578,741)	343,613
Net change in unrealized appreciation on investments	567,436	598,408	2,240,223	300,155
Net Realized and Unrealized Gain on Investments	642,132	193,951	1,661,482	643,768
Net Increase in Net Assets Resulting from Operations	$524,792	$86,673	$1,266,985	$254,816

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$0.01	$0.11	$0.02

Weighted-average number of common shares outstanding	11,067,402	12,092,575	11,067,402	12,131,638

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net Assets at Beginning of Period	$9,629,215	$9,387,408
Net investment loss	(394,497)	(388,952)
Net realized gain (loss) on investments	(578,741)	343,613
Net increase in unrealized appreciation on investments	2,240,223	300,155
Net increase in net assets resulting from operations	1,266,985	254,816
Total net increase in net assets resulting from operations	1,266,985	254,816
Total decrease in net assets resulting from share repurchase	-	(433,636)
Net Assets at End of Period	$10,896,200	$9,208,588

Accumulated undistributed net investment loss	$(1,589,270)	$(1,068,702)

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,266,985	$254,816

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	(2,240,223)	(300,155)
Net realized gain on investments	578,741	(343,613)
Payments for purchases of investments	(2,955,675)	(1,872,499)
Payments for purchases of investments sold short	(379,781)	(111,913)
Proceeds from sales of investments	2,059,187	2,735,940
Proceeds from sales of investments sold short	359,161	85,936
Depreciation & amortization expense	8,012	8,165

Changes in operating assets and liabilities:
Prepaid expenses	(7,626)	(1,481)
Interest and dividends receivable	(23,486)	(23,284)
Receivable for investment sales	267,119	—
Accounts payable	(9,106)	(5,677)
Deferred rent	(1,190)	(472)
Payable for investment purchase	(106,222)	—
Net cash provided (used) in operating activities	(1,184,104)	425,763

Cash flows from financing activities:
Payments for repurchase of common stock	—	(433,636)
Net cash used by financing activities	—	(433,636)
Net increase (decrease) in cash	(1,184,104)	(7,873)
Cash, beginning of period	2,158,314	2,344,751
Cash, end of period	$974,210	$2,336,878

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Individual Debtor	Secured Loan (4)	10%	8/10/2020	$250,000	$250,000	$250,000	2.29%	$-	$-	$-

Total Debt Investments					$250,000	$250,000	2.29%	$-	$-	$-

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	$-	$21,429	0.20%	$21,429	$-	$21,429
Business Services
Spar Group Inc.	Common Stock (8)	n/a	n/a	200,012	284,592	196,032	1.80%	—	88,560	(88,560)
Consumer
Bridgford Foods Company	Common Stock	n/a	n/a	1,462	21,318	24,094		2,776	—	2,776
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	255,208		100,799	—	100,799
Gaia, Inc.	Common Stock	n/a	n/a	8,800	137,900	135,520		—	2,380	(2,380)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	98,000		—	101,118	(101,118)
J Jill Inc.	Common Stock (8)	n/a	n/a	10,000	89,512	61,800		—	27,712	(27,712)
Tzfat Spirits of Israel, LLC	LLC Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					703,276	599,622	5.50%	103,575	207,229	(103,654)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	132,053	204,773	105,642	0.97%	—	99,131	(99,131)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	8,000	133,418	230,000		96,582	—	96,582
Ladenburg Thalmn	Common Stock (9)	n/a	n/a	10,000	145,364	135,000		—	10,364	(10,364)
					278,782	365,000	3.35%	96,582	10,364	86,218
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	138,667		—	16,654	(16,654)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	134,697	416,222	1,616,364		1,200,142	—	1,200,142
					572,222	1,755,031	16.11%	1,200,142	17,333	1,182,809
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	208,750		—	21,082	(21,082)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	36,358		—	3,173	(3,173)
					269,363	245,108	2.25%	—	24,255	(24,255)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	78,287		6,852	—	6,852
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
International Game Technology, Inc.	Common Stock	n/a	n/a	2,000	57,219	39,500		—	17,719	(17,719)
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Microvision, Inc.	Common Stock	n/a	n/a	5,000	6,250	6,050		—	200	(200)
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	112,320		13,388	—	13,388
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	505,011		258,301	—	258,301
Taitron Components Inc.	Common Stock	n/a	n/a	15,529	34,030	30,902			3,128	(3,128)
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,000	345,203	305,000			40,203	(40,203)
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	138,966	178,935		39,969	—	39,969
					1,148,745	1,556,005	14.28%	468,510	61,250	407,260
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	726,736	726,736		—	—	—
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	1,293,490		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	23.13%	1,005,333	—	1,005,333
Oil & Gas
Matrix Service Company	Common Stock (8)	n/a	n/a	10,000	182,580	246,500		63,920	—	63,920
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,462,580	735,129	6.75%	63,920	791,371	(727,451)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	128,404	649,886	1,470,226	13.49%	820,340	—	820,340

Total Equity Investments					$7,089,112	$9,569,450	87.82%	$3,779,831	$1,299,493	$2,480,338

Total Cash					974,210	974,210	8.94%	—	—	—

Total Investments and Cash					$8,313,322	$10,793,660	99.06%	$3,779,831	$1,299,493	$2,480,338

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(4)	Investment is secured by equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At September 30, 2018, aggregate non-qualifying assets represented approximately 10.0% of our total assets.

At September 30, 2018, the estimated net unrealized gain for federal tax purposes was $2,681,771, based on a tax cost basis of $6,887,679.

At September 30, 2018, the estimated aggregate gross unrealized gain for federal income tax purposes was $3,866,571 and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,184,800.

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	$500,000	$-		$-	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.19%	—	—	—

Total Debt Investments					$1,250,000	$500,000	5.19%	$-	$750,000	$(750,000)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	$-	$42,857	0.45%	$42,857	$-	$42,857
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	248,395		89,308	—	89,308
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	20,100	23,969	24,723		778	24	754
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	171,292	181,871	149,024		—	32,847	(32,847)
Tzfat Spirits of Israel, LLC	LLC Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					512,106	447,942	4.65%	90,086	154,250	(64,164)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	100,000	172,757	142,000	1.47%	3,321	34,078	(30,757)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,279	182,557	327,655		145,098	—	145,098
Hi-Crush Partners, LP	Common Stock (9)	n/a	n/a	10,000	106,222	107,000		778	—	778
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	6,862		—	3,793	(3,793)
					299,434	441,517	4.59%	145,876	3,793	142,083
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	100,433		—	54,888	(54,888)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	136,897	421,839	413,429		6,396	14,806	(8,410)
					577,839	513,862	5.34%	6,396	70,373	(63,977)
Industrial Goods
ClearSign Combustion Corporation	Common Stock	n/a	n/a	3,400	11,310	12,240		930	—	930
					11,310	12,240	0.12%	930	—	930
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	402,509		155,799	—	155,799
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	193,500		—	131,348	(131,348)
					721,558	896,009	9.31%	305,799	131,348	174,451
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	73,543	1,014,893	2,020,226		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	26.17%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.07%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,235,578	12.83%	574,730	—	574,730

Total Equity Investments					$5,750,745	$6,740,860	70.00%	$2,175,328	$1,185,213	$990,115

Total Cash					2,158,314	2,158,314	22.41%	—	—	—

Total Investments and Cash					$9,159,059	$9,399,174	97.60%	$2,175,328	$1,935,213	$240,115

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
(10)	At December 31, 2017, aggregate non-qualifying assets represented approximately 1.1% of our total assets.

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

September 30, 2018

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

September 30, 2018

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of September 30, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Secured Loans	$250,000	3.4%	$250,000	2.6%
Preferred Stock	1,032,057	14.1	1,165,403	11.9
Common Stock	4,905,357	66.8	7,368,989	75.0
Warrants	679	—	21,429	0.2
Other Equity	1,151,019	15.7	1,013,629	10.3
Total	$7,339,112	100.0%	$9,819,450	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2017 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$1,250,000	17.9%	$500,000	6.9%
Preferred Stock	1,032,057	14.7	1,127,169	15.6
Common Stock	3,566,990	51.0	4,557,205	62.9
Warrants	679	—	42,857	0.6
Other Equity	1,151,019	16.4	1,013,629	14.0
Total	$7,000,745	100.0%	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2018:

	As of September 30, 2018
	Investments at Fair Value	Percentage of Fair Value
Advertising	$21,429	0.22%
Business Services	196,032	2.00
Consumer	849,622	8.65
Education	105,642	1.07
Financial	365,000	3.72
Healthcare	1,755,031	17.87
Industrial Goods	245,108	2.50
Information Technology	1,556,005	15.85
Leisure & Hospitality	2,520,226	25.66
Oil & Gas	735,129	7.49
Publishing	1,470,226	14.97
Total	$9,819,450	100.00%

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of September 30, 2018. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

September 30, 2018

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of September 30, 2018 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2018, according to the fair value hierarchy:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Secured Loans	$-	$-	$250,000	$250,000
Preferred Stock	-	138,667	1,026,736	1,165,403
Common Stock	6,075,499	-	1,293,490	7,368,989
Warrants	-	21,429	-	21,429
Other Equity	-	-	1,013,629	1,013,629
Total	$6,075,499	$160,096	$3,583,855	$9,819,450

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2018:

	Senior Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2018	$500,000	$1,026,736	$1,293,490	$-	$1,013,629
Net change in unrealized appreciation (depreciation)	750,000	-	-	-	-
Purchases and other adjustments to cost	250,000	-	-	-	-
Sales and redemptions	(550,000)	-	-	-	-
Net realized loss	(700,000)	-	-	-	-
Balance as of September 30, 2018	$250,000	$1,026,736	$1,293,490	$-	$1,013,629

The net change in unrealized depreciation for the nine months ended September 30, 2018 attributable to Level 3 portfolio investments still held as of September 30, 2018 is $0.

The following table lists our level 3 investments held as of September 30, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Individual Debtor	Secured Loan	250,000	cost
Insite Software Solutions, Inc	Warrants	—	company is a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	726,736	last funding secured by company
Bitesquad.com LLC	Common Stock	1,293,490	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	company is generating substantial revenue and allocated income
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$3,583,855

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

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

The following table lists our level 3 investments held as of December 31, 2017 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/17 FMV	Unobservable Inputs
Mix 1 Life, Inc.	Loans (Secured)	$—	company is in default on its debt to us
Bravo Financial LLC	Loans (Secured)	500,000	cost
Insite Software Solutions, Inc	Warrants	—	company is a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	726,736	last funding secured by company
Bitesquad.com LLC	Common Stock	1,293,490	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	last K-1 valuation received
Southern Plains Resources, Inc.	Common Stock	—	company in default on its balance sheet debt
		$3,833,855

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of a portfolio investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional secured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

•	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owns approximately 1,500,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors pledge to us of 625,000 shares of our common stock.The pledged shares are held in physical custody for us by our custodial agent Milliennium Trust Company.

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have an agreement to lease approximately 1,917 square feet of commercial space, and two parking spots, for a period of 62 months. The 62-month lease term began October 1, 2013 and runs through November 30, 2018. The total base rent expense for the three and nine months ended September 30, 2018 and 2017 was $11,345 and $34,034, respectively. The table below sets forth the required annual minimum lease payments:

Year	Amount
2018	$8,543
Total	$8,543

NOTE 7 – INCOME TAXES

The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8 – SHAREHOLDERS’ EQUITY

At September 30, 2018, we had 11,067,402 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net gain (loss) by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2018	2017
Numerator: Net increase in net asset value resulting from operations	$524,792	$86,673
Denominator: Weighted-average number of common shares outstanding	11,067,402	12,092,575
Basic and diluted net gain per common share	$.05	$.01

	For the Nine Months Ended September 30,
	2018	2017
Numerator: Net increase in net asset value resulting from operations	$1,266,985	$254,816
Denominator: Weighted-average number of common shares outstanding	11,067,402	12,131,638
Basic and diluted net gain per common share	$.11	$.02

MILL CITY VENTURES III, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2018 through 2014:

	Nine Months Ended September 30,
	2018	2017	2016	2015	2014

Per Share Data (1)
Net asset value at beginning of period	$0.87	0.77	0.72	0.94	0.86
Net investment income (loss)	(0.04)	(0.04)	(0.01)	0.00	(0.02)
Net realized and unrealized gains (losses)	0.15	0.06	(0.01)	(0.25)	0.19
Repurchase of common stock	0.00	0.04	0.00	0.00	0.00
Net asset value at end of period	$0.98	0.83	0.70	0.69	1.03

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.89	0.59	0.52	0.48	0.59
Shares outstanding at end of period	11,067,402	11,067,402	12,151,493	12,151,493	12,161,939
Average weighted shares outstanding for the period	11,067,402	12,131,638	12,151,493	12,151,493	12,168,627
Net assets at end of period	$10,896,200	9,208,588	8,507,419	8,450,669	12,596,752
Average net assets (2)	$10,134,256	9,446,407	8,601,680	11,131,655	11,166,666
Total investment return	12.64%	2.60%	(2.78)%	(26.60)%	19.77%
Portfolio turnover rate (3)	23.86%	21.01%	16.07%	13.15%	9.56%
Ratio of operating expenses to average net assets (3)	(6.54)%	(7.21)%	(6.51)%	(5.16)%	(5.14)%
Ratio of net investment income (loss) to average net assets (3)	(5.17)%	(5.47)%	(2.52)%	(0.57)%	(2.56)%
Ratio of realized gains (losses) to average net assets (3)	(7.56)%	4.89%	(5.35)%	3.70%	3.52%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – SUBSEQUENT EVENTS

The Company’s current office lease expires November 30, 2018. The Company has entered into two new office leases, one for each of its executive officers. The lease for Joe Geraci has a 1-year term beginning December 1, 2018 and expiring on November 30, 2019. The lease rate will be $2,407.50 per month. The lease for Doug Polinsky has a 39-month term beginning December 1, 2018 and expiring on February 28, 2022. The base lease rate for the first year is $1,663 per month. Security deposits to secure the leases were made in October 2018 in the amount of $6,609.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2018, we made $3,335,456 of investments in portfolio companies and had $2,418,348 of redemptions and repayments, resulting in net investments at amortized cost of $7,339,112 for the period.

During the nine months ended September 30, 2017, we made $1,984,412 of investments in portfolio companies and had $2,821,876 of redemptions and repayments, resulting in net investments at amortized cost of $6,904,057 for the period.

Our portfolio composition by major class, based on fair value at September 30, 2018, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$250,000	2.6%
Unsecured Loans	-	-
Equity/Other	9,569,450	97.4
Total	$9,819,450	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Total investment income	$32,000	$52,354	$105,575	$125,427
Total expenses	(149,340)	(159,632)	(500,072)	(514,379)
Net investment loss	$(117,340)	$(107,278)	$(394,497)	$(388,952)

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

For the three and nine months ended September 30, 2018, our total investment income was $32,000 and $105,575, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC and one non-eligible portfolio company, and dividend payments received on account of investments in three eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., and Educational Development Corp.— and dividends received on account of investments in five non-eligible portfolio companies. For the three and nine months ended September 30, 2017, our total investment income was $52,354 and $125,427, respectively, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in five eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc.—and dividends received on account of investments in three non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Expense item	2018	2017	2018	2017
Professional fees	$33,317	$39,175	$138,790	$165,725
Payroll	51,814	51,562	169,139	160,349
Occupancy	22,660	22,225	67,962	64,556
Insurance	21,226	24,030	59,700	60,170
Directors’ fees	15,000	15,000	45,000	45,000
Depreciation and amortization	2,671	2,670	8,012	8,165
Other general and administrative	2,652	4,970	11,469	10,414
Total	$149,340	$159,632	$500,072	$514,379

For the three and nine months ended September 30, 2018, our professional fee expense was $33,317 and $138,790, respectively. For the three and nine months ended September 30, 2017, our professional fee expense was $39,175 and $165,725, respectively. The decrease for the third quarter is due to the payment of legal fees in 2017 in connection with our collection efforts on bad debt.

For the three and nine months ended September 30, 2018, our insurance expense was $21,226 and $59,700, respectively. For the three and nine months ended September 30, 2017, our insurance expense was $24,030 and $60,170, respectively. The decrease for the third quarter is due to lower rates achieved on our director’s and officer’s liability insurance.

Net Realized Gain(Loss) from Investments

For the three and nine months ended September 30, 2018, we had $1,268,762 and $2,418,348, respectively, of principal repayments, resulting in $74,696 and ($578,741), respectively, of realized gains (losses). For the three and nine months ended September 30, 2017, we had $338,241 and $2,821,876, respectively, of principal repayments, resulting in ($404,457) and $343,613, respectively, of realized (losses) and gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2018, our investments had $567,436 and $2,240,223 of unrealized appreciation, respectively. For the three and nine months ended September 30, 2017, our investments had $598,408 and $300,155 of unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2018, we recorded a net increase in net assets from operations of $524,792 and $1,266,985, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2018, our per-share net increase in net assets from operations was $0.05 and $0.11, respectively. For the three and nine months ended September 30, 2017, we recorded a net increase in net assets from operations of $86,673 and $254,816, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2017, our per-share net increase in net assets from operations was $0.01 and $0.02, respectively.

Cash Flows for the Nine months Ended September 30, 2018 and 2017

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the nine months ended September 30, 2018, net cash used in operating activities was $1,184,104. Cash flows used in operating activities for the nine months ended September 30, 2018 were primarily related to purchases of investments of $3,335,456, offset mostly by redemptions and repayments of investments totaling $2,418,348. For the nine months ended September 30, 2017, net cash provided in operating activities was $425,763. Cash flows provided in operating activities for the nine months ended September 30, 2017 were primarily related to redemptions and repayments of $2,821,876, offset mostly by purchases of investments totaling $1,984,412.

FINANCIAL CONDITION

As of September 30, 2018, we had cash of $974,210, a decrease of $1,184,104 from December 31, 2017. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2018.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2018, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2018.

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

MILL CITY VENTURES III, LTD.

Date: November 13, 2018	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: November 13, 2018	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 24 -