Form 10-K
period 2018-12-31
Mill City Ventures III, Ltd
filed 2019-06-19
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State of incorporation)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd #205
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2018 was approximately $1,196,091 based on the closing sales price of $0.59 per share as reported on the OTCQX. As of June 17, 2019, there were 11,067,402 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

We have several methods of evaluating and monitoring the performance and fair value of our debt and equity positions. By way of example, we may:

•	Consider the amortized value or our debt securities;

•	Assess the business development success, including product development, financings, profitability and the portfolio company’s overall adherence to its business plan;

•	Contact portfolio company management to discuss financial position, requirements and accomplishments;

•	Interview portfolio company management and, if appropriate, other financial or strategic sponsors of that portfolio company;

•	Review monthly and quarterly financial statements and financial projections of our portfolio companies and reliance on publicly available information.

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

Our 2018 Portfolio

At December 31, 2018, we held investments in 24 eligible portfolio investments, which had an aggregate amortized cost of $6,193,461 and a fair value of $9,354,622, and our non-eligible portfolio holdings had an aggregate cost of $765,366 and a fair market value of $605,570. At December 31, 2017, we held 22 eligible portfolio investments, which had an aggregate amortized cost of $6,894,523 and a fair value of $7,133,860. Our eligible portfolio investments at December 31, 2018 were as follows:

•	600,000 shares of common stock of Southern Plains Resources, Inc. Our aggregate cost for this holding at December 31, 2018 was $730,000, and the fair value was $0.

•	300,000 shares of Series B Convertible Preferred Stock of MAX4G, Inc. At December 31, 2018, our cost for this holding was $150,000 and the fair value was $300,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2018, our cost for this holding was $101,019 and our fair value was $25,000.

•	Warrants to purchase 108,960 shares of common stock of Insite Software Solutions. At December 31, 2018, our aggregate cost and fair value for this holding was $0.

•	550,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2018, our cost was $550,000 and fair value for this holding was $488,629.

•	Warrants to purchase 35,714 shares of common stock of Creative Realities Inc. At December 31, 2018, our aggregate cost and fair value for this holding was $0.

•	13,227 shares of Series C Convertible Preferred Stock and 60,316 shares of common stock of BiteSquad.com, LLC. At December 31, 2018, our aggregate cost and fair value for this holding was $1,014,893 and $3,850,690, respectively.

•	$500,000 Membership Interest in DBR Enclave U.S. Investors, LLC. At December 31, 2018, our cost and fair value for this holding was $500,000.

•	127,404 common shares of Educational Development Corporation. At December 31, 2018, our cost and fair value for this holding was $648,321 and $1,086,756, respectively.

•	38,963 common shares of Famous Dave’s of America, Inc. At December 31, 2018, our cost and fair value for this holding was $154,409 and $178,840, respectively.

•	134,697 common shares of HemaCare Corporation. At December 31, 2018, our cost and fair value for this holding was $416,222 and $1,306,561, respectively.

•	24,001 shares of common stock of Simulations Plus, Inc. At December 31, 2018, our cost and fair value for this holding was $237,363 and $477,611, respectively.

•	156 shares of Series B Convertible Preferred Stock and warrants to purchase 67,860 share of common stock of Reshape Life Sciences, Inc. At December 31, 2018, our aggregate cost for this holding was $156,000 and our fair value was $32,448.

•	52,053 common shares of National American University Holdings, Inc. At December 31, 2018, our cost and fair value for this holding was $59,123 and $9,370, respectively.

•	7,000 common shares of OTC Markets Group Cl A. At December 31, 2018, our cost and fair value for this holding was $118,889 and $203,280, respectively.

•	200,000 common shares of HG Holdings, Inc. At December 31, 2018, our cost and fair value for this holding was $199,118 and $87,000, respectively.

•	15,100 common shares of Travel Zoo, Inc. At December 31, 2018, our cost and fair value for this holding was $138,966 and $148,433, respectively.

•	25,000 common shares of CPI Aerostructures, Inc. At December 31, 2018, our cost and fair value for this holding was $229,832 and $159,250, respectively.

•	38,189 common shares of Franklin Wireless Inc. At December 31, 2018, our cost and fair value for this holding was $71,435 and $86,689, respectively.

•	5,000 common shares of Microvision, Inc. At December 31, 2018, our cost and fair value for this holding was $6,250 and $3,020, respectively.

•	21,642 common shares of Optex Systems Holdings, Inc. At December 31, 2018, our cost and fair value for this holding was $39,531 and $28,351, respectively.

•	200,012 common shares of Spar Group, Inc. At December 31, 2018, our cost and fair value for this holding was $284,592 and $107,206, respectively.

•	20,000 common shares of Taitron Components, Inc. At December 31, 2018, our cost and fair value for this holding was $41,295 and $34,600, respectively.

•	20,074 common shares of TESSCO Technologies, Inc. At December 31, 2018, our cost and fair value for this holding was $346,203 and $240,888, respectively.

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

Other

We will be periodically examined by the SEC for compliance with the 1940 Act, the rules and regulations thereunder, and good governance practices. We will not “concentrate” our investments (i.e., invest 25% or more of our assets in any particular issuer, determined at the time of investment). We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors and consistent with our Company’s valuation policy. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation on our statement of operations. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us (if a loan), or of its diminishing value (if equity). This could result in future realized losses and, ultimately, a decrease in income available for distribution in future periods.

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

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. On January 28, 2019 we entered into new employment agreements with Messrs. Polinsky and Geraci. Each new employment agreement has a term of three years. We do not have any key-man insurance in place with respect to Messrs. Geraci and Polinsky.

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

Our common stock is thinly traded on the OTCQB and we expect that our common stock will generally remain thinly traded for the foreseeable future. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

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

In the event we qualify for tax treatment as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our shareholders as dividends. We will not qualify for this pass-through tax treatment, and thus will be subject to corporate-level federal income taxes, if we are unable to comply with the source of income, diversification and distribution requirements contained in the Internal Revenue Code, or if we fail to maintain our registration under the 1940 Act. If we fail to qualify for RIC tax treatment, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to shareholders and the actual amount of our distributions. As such, any such failure would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from your investment in our common stock.

ITEM 2 PROPERTIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and expired on November 30, 2018.

On October 17, 2018, we entered into a 12-month lease agreement to lease approximately 183 square feet of commercial space and one parking spot for the use of Mr. Geraci at the amount of $2,408 per month. The leased space became available for occupancy on December 1, 2018.

On October 24, 2018, we entered into a 39-month lease agreement to lease approximately 1,247 square feet of commercial space and one parking spot for the use of Mr. Polinsky. The 39-month lease term began on January 3, 2019 and expires on March 31, 2022.

The total base rent expense for the year ended December 31, 2018 and December 31, 2017 was $41,597 and $45,378, respectively.

The following is a schedule of the aggregate required annual minimum lease payments.

Year	Amount
2019	$41,447
2020	20,551
2021	21,162
2022	5,396
TOTAL	$88,556

ITEM 3 LEGAL PROCEEDINGS

During the second quarter of 2018 we settled the amount owed to us by Mix 1 and Messrs. Larson and Robb at a discount. We agreed to release Mix 1 and the former principals from the obligation in exchange for $150,000 in cash which we received during the second quarter.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTCQB under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2018 and 2017. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year/Quarter	2018	2017
First Quarter	$0.75 - 0.50	$0.75 - 0.75
Second Quarter	$0.61 - 0.40	$0.75 - 0.62
Third Quarter	$0.60 - 0.45	$0.75 - 0.55
Fourth Quarter	$0.60 - 0.25	$0.80 - 0.50

Holders

As of the date of this filing, we had approximately 183 holders of record of our common stock.

Dividends

On February 15, 2019, our Board of Directors declared a cash dividend of $0.05 per share to all of our shareholders of record as of March 8, 2019. The dividend was paid on March 15, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we had no outstanding options, warrants or other rights to purchase any equity securities of the

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a significant prior operating history to provide our management with a basis to better evaluate certain likelihoods;

•	Our likely need for additional finance to grow our business;

•	Our inability, for any reason, to retain our executive management personnel; and

•	Our lack of experience with the complex rules and regulations applicable to a BDC under the 1940 Act and our ability, while being leanly staffed in order conserve investor resources, to comply with those rules and regulations.

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

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,
Item	2018	2017
Investment Income:
Interest Income	$109,795	$130,463
Dividend Income	40,927	43,600

Operating Expenses:
General Operating Expenses	106,150	111,348
Legal and Accounting Expenses	186,477	221,598
Executive Management Compensation	248,101	217,275
Insurance Expense	80,318	78, 865
Director’s Fees	60,000	60,000
Net Investment Loss	$(530,324)	$(515,023)

For the year ended December 31, 2018, the Company earned $99,088 in interest payments from two eligible portfolio companies― DBR Enclave US Investors, LLC and Bravo Financial, LLC― an additional $10,707 in bank interest on cash balances and note receivable, an aggregate of $37,155 in dividend payments from five eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Educational Development Corp., and Taitron Components, Inc., and $3,772 in non-eligible portfolio company dividends. For the year ended December 31, 2017, the Company earned $129,900 in interest payments from three eligible portfolio companies― DBR Enclave US Investors, LLC, Dala Petroleum, Inc. and Bravo Financial, LLC―an additional $563 in bank interest on cash balances, an aggregate of $38,439 in dividend payments from five eligible portfolio companies—OTC Markets Group Cl A, Simulations Plus, Inc., Tessco Technologies, Inc., Escalade Inc., and National American University Holdings, Inc., and $5,161 in non-eligible portfolio company dividends.

As the table above indicates, we incurred general and administrative expenses aggregating $681,046 for the year ended December 31, 2018, and $689,086 for the year ended December 31, 2017. A discussion of the various components of our general and administrative expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses, which primarily include rent occupancy expense, bad debt expense and miscellaneous office supply expenses, were $106,150 for the year ended December 31, 2018. Our general operating expenses were $111,348 for the year ended December 31, 2017.

Legal and Accounting Expenses. Our legal and accounting expenses were $186,477 for the year ended December 31, 2018 and $221,598 for the year ended December 31, 2017. The decrease in the current period is primarily related to costs we incurred to initiate and prosecute legal proceedings on investment loan defaults in 2017.

Executive Management Compensation. For the year ended December 31, 2018 and December 31, 2017, executive management compensation aggregated $248,101 and $217,275, respectively, in cash payments. The increase in the current period is primarily due to the payment of executive health insurance benefits beginning in 2017 in addition to a one-time bonus payment paid in 2018.

For the year ended December 31, 2018 and December 31, 2017, our net investment loss was $530,324 and $515,023, respectively. The increased net investment loss is primarily the result of lower income received on our investment portfolio.

Financial Condition

For the year ended December 31, 2018, we had an increase in net assets of $1,649,674. This increase in net assets was primarily due to the appreciation in value on our portfolio positions in Bitesquad.com LLC and HemaCare Corporation. Our net assets increased by $675,443 for the year ended December 31, 2017, primarily due to the gains realized on the sale of several investment portfolio positions.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash flows provided (used) by:
Operating activities	$(1,192,193)	$247,199
Investing activities	—	—
Financing activities	—	(433,636)
Net decrease in cash	(1,192,193)	(186,437)
Cash, beginning of period	2,158,314	2,344,751
Cash, end of period	$966,121	$2,158,314

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $966,121 of cash at the end fiscal 2018 and our $2,158,314 of cash at the end of fiscal 2017 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2019.

Presently, we expect that our $966,000 in cash as of December 31, 2018 will be substantially invested within the next 12 months.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2018 and we do not anticipate any such capital expenditures for fiscal 2019. Given our business model, investment in capital resources is not required beyond investments in certain securities.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mill City Ventures III, Ltd. (the Company) as of December 31, 2018, including the schedule of investments as of December 31, 2018, the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $5,164,319, whose fair values have been estimated by the validation committee and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exists its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. As of December 31, 2018, $5,164,319 of the investments are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

June 17, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mill City Ventures III, Ltd:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mill City Ventures III, Ltd. (the "Company") as of December 31, 2017, including the schedule of investments as of December 31, 2017, the related statements of operations, shareholders’ equity and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of investments as of December 31, 2017. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2018

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Investments, at fair value:	$9,960,192	$7,240,860
Non-control/non-affiliate investments (cost: $6,958,827 and $7,000,745 respectively)
Cash	966,121	2,158,314
Note receivable from shareholder (Note 9)	250,000	—
Prepaid expenses	47,156	62,549
Receivable for sale of investments	18,999	267,119
Interest and dividend receivables	72,901	39,574
Leasehold improvements, net	—	7,557
Property and equipment, net	4,645	7,218
Total Assets	$11,320,014	$9,783,191

LIABILITIES
Accounts payable	$41,125	$37,091
Payable for purchase of investments	—	106,222
Deferred rent	—	10,663
Total Liabilities	41,125	153,976
Commitments and Contingencies (Note 4)

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized;	11,067	11,067
11,067,402 and 11,067,402 outstanding)
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,725,097)	(1,194,773)
Accumulated undistributed net realized gains on investment transactions	376,566	957,818
Net unrealized appreciation in value of investments	3,001,365	240,115
Total Shareholders' Equity (net assets)	11,278,889	9,629,215
Total Liabilities and Shareholders' Equity	$11,320,014	$9,783,191
Net Asset Value Per Common Share	$1.02	$0.87

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017
Investment Income
Interest income	$109,795	$130,463
Dividend income	40,927	43,600
Total Investment Income	150,722	174,063
Operating Expenses
Professional fees	186,477	221,598
Payroll	248,101	217,275
Insurance	80,318	78,865
Occupancy	78,180	86,814
Director's fees	60,000	60,000
Depreciation and amortization	10,130	10,836
Other general and administrative	17,840	13,698
Total Operating Expenses	681,046	689,086
Net Investment Loss	$(530,324)	$(515,023)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(581,252)	539,445
Net change in unrealized appreciation on investments	2,761,250	651,021
Net Realized and Unrealized Gain on Investments	2,179,998	1,190,466
Net Increase in Net Assets Resulting from Operations	$1,649,674	$675,443

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.15	$0.06

Weighted-average number of common shares outstanding	11,067,402	11,863,392

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2018 and 2017

						Accumulated
					Accumulated	Undistributed	Net
					Undistributed	Net Realized	Unrealized
			Additional		Net	Gain on	Appreciation	Total
	Common Stock		Paid In	Accumulated	Investment	Investments	in value of	Shareholders'
	Shares	Amount	Capital	Defiicit	Loss	Transactions	Investments	Equity
Balance as of January 1, 2017	12,151,493	$12,151	$11,857,660	$(1,159,665)	$(1,330,205)	$418,373	$(410,906)	$9,387,408
Repurchase of common stock for cash of $0.40 per share on September 25, 2017	(1,084,091)	(1,084)	(1,083,007)	—	650,455	—	—	(433,636)
Undistributed net investment loss		—	—	—	(515,023)	—	—	(515,023)
Undistributted net realized gain on investment transactions		—	—	—	—	539,445	—	539,445
Appreciation in value of investments		—	—	—	—	—	651,021	651,021
Balance as of December 31, 2017	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,194,773)	$957,818	$240,115	$9,629,215
Undistributed net investment loss		—	—	—	(530,324)	—	—	(530,324)
Undistributted net realized gain on investment transactions		—	—	—	—	(581,252)	—	(581,252)
Appreciation in value of investments		—	—	—	—	—	2,761,250	2,761,250
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,649,674	$675,443
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation on investments	(2,761,250)	(651,021)
Net realized gain or loss on investments	581,252	(539,445)
Payments for purchases of investments	(3,097,109)	(3,307,939)
Payments for purchases of investments sold short	(477,442)	(111,913)
Proceeds from sales of investments	2,579,072	4,270,524
Proceeds from sales of investments sold short	456,145	85,936
Depreciation & amortization	10,130	10,836
Changes in operating assets and liabilities:
Receivable from sale on investments	248,120	(267,119)
Note receivable from shareholder	(250,000)	—
Interest and dividends receivable	(33,327)	(34,721)
Prepaid expenses	15,393	(888)
Accounts payable	4,034	11,994
Deferred rent	(10,663)	(710)
Payable for purchase of investments	(106,222)	106,222
Net cash provided (used) in operating activities	(1,192,193)	247,199
Cash flows from financing activities:
Payments for repurchase of common stock	—	(433,636)
Net cash used by financing activities	—	(433,636)
Net decrease in cash	(1,192,193)	(186,437)
Cash, beginning of period	2,158,314	2,344,751
Cash, end of period	$966,121	$2,158,314

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2018

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Business Services
Park City Group Inc.	Common Stock	n/a	n/a	10,000	68,222	59,700		—	8,522	(8,522)
Qualstar Corp.	Common Stock	n/a	n/a	11,299	61,455	59,320		—	2,135	(2,135)
Spar Group Inc.	Common Stock (8)	n/a	n/a	200,012	284,592	107,206		—	177,386	(177,386)
					414,269	226,226	2.01%	—	188,043	(188,043)
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	178,840		24,431	—	24,431
Gaia, Inc.	Common Stock	n/a	n/a	10,000	157,047	103,600		—	53,447	(53,447)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	87,000		—	112,118	(112,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	16,370	46,437	31,921		—	14,516	(14,516)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					658,030	426,361	3.78%	24,431	256,100	(231,669)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	52,053	59,123	9,370	0.08%	—	49,753	(49,753)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	7,000	118,889	203,280		84,391	—	84,391
Ladenburg Thalmn	Common Stock (9)	n/a	n/a	50,000	145,364	116,500		—	28,864	(28,864)
					264,253	319,780	2.84%	84,391	28,864	55,527
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	32,448		—	122,873	(122,873)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	134,697	416,222	1,306,561		890,339	—	890,339
					572,222	1,339,009	11.87%	890,339	123,552	766,787
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	159,250		—	70,582	(70,582)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	28,351		—	11,180	(11,180)
					269,363	187,601	1.66%	—	81,762	(81,762)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	86,689		15,254	—	15,254
Gogo Inc.	Common Stock	n/a	n/a	10,000	57,640	29,900		—	27,740	(27,740)
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
Intelligent Systems Corp.	Common Stock	n/a	n/a	9,671	130,269	124,949		—	5,320	(5,320)
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Microvision, Inc.	Common Stock	n/a	n/a	5,000	6,250	3,020		—	3,230	(3,230)
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	79,680		—	19,252	(19,252)
Simulations Plus, Inc.	Common Stock	n/a	n/a	24,001	237,363	477,611		240,248	—	240,248
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	34,600		470	7,165	(6,695)
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,074	346,203	240,888		—	105,315	(105,315)
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	138,966	148,433		11,159	1,692	9,467
					1,278,353	1,525,770	13.53%	417,131	169,714	247,417
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	714,258		—	12,478	(12,478)
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	3,136,432		2,848,275	—	2,848,275
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	4,350,690	38.57%	2,848,275	12,478	2,835,797
Oil & Gas
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	4.33%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	1,086,756	9.64%	438,435	—	438,435

Total Equity Investments					$6,958,827	$9,960,192	88.31%	$4,703,002	$1,701,637	$3,001,365

Total Cash					966,121	966,121	8.57%	—	—	—

Total Investments and Cash					$7,924,948	$10,926,313	96.87%	$4,703,002	$1,701,637	$3,001,365

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(4)	Investment is secured by equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At December 31, 2018, aggregate non-qualifying assets represented approximately 6.0% of our total assets.

At December 31, 2018, the estimated net unrealized gain for federal tax purposes was $3,202,798, based on a tax cost basis of $6,757,394.

At December 31, 2018, the estimated aggregate gross unrealized gain for federal income tax purposes was $4,789,742 and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,586,944.

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2017

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Debt Investments
Consumer
Mix 1 Life, Inc.	Secured Loan (4)	12%	2/6/2016	$500,000	$500,000	$—		$—	$500,000	$(500,000)
Mix 1 Life, Inc.	Secured Loan	12%	3/13/2016	$250,000	250,000	—		—	250,000	(250,000)
					750,000	—	0.00%	—	750,000	(750,000)
Financial
Bravo Financial LLC	Secured Loan	12%	8/31/2018	$500,000	500,000	500,000	5.19%	—	—	—

Total Debt Investments					$1,250,000	$500,000	5.19%	$—	$750,000	$(750,000)

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	1,071,429	$—	$42,857	0.45%	$42,857	$—	$42,857
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	37,923	159,087	248,395		89,308	—	89,308
Forward Industries, Inc.	Common Stock (8)	n/a	n/a	20,100	23,969	24,723		778	24	754
Mix 1 Life, Inc.	Common Stock (10)	n/a	n/a	100,000	46,160	800		—	45,360	(45,360)
Stanley Furniture Co., Inc.	Common Stock (8)	n/a	n/a	171,292	181,871	149,024		—	32,847	(32,847)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					512,106	447,942	4.65%	90,086	154,250	(64,164)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	100,000	172,757	142,000	1.47%	3,321	34,078	(30,757)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	11,279	182,557	327,655		145,098	—	145,098
Hi-Crush Partners, LP	Common Stock (9)	n/a	n/a	10,000	106,222	107,000		778	—	778
QC Holdings, Inc.	Common Stock (8)	n/a	n/a	15,000	10,655	6,862		—	3,793	(3,793)
					299,434	441,517	4.59%	145,876	3,793	142,083
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	100,433		—	54,888	(54,888)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	136,897	421,839	413,429		6,396	14,806	(8,410)
					577,839	513,862	5.34%	6,396	70,373	(63,977)
Industrial Goods
ClearSign Combustion Corporation	Common Stock	n/a	n/a	3,400	11,310	12,240		930	—	930
					11,310	12,240	0.12%	930	—	930
Information Technology
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
MAX 4G, Inc.	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Simulations Plus, Inc.	Common Stock	n/a	n/a	25,001	246,710	402,509		155,799	—	155,799
Travelzoo, Inc.	Common Stock	n/a	n/a	30,000	324,848	193,500		—	131,348	(131,348)
					721,558	896,009	9.31%	305,799	131,348	174,451
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	726,736		—	—	—
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	1,293,490		1,005,333	—	1,005,333
DBR Enclave US Investors, LLC	LLC Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	2,520,226	26.17%	1,005,333	—	1,005,333
Oil & Gas
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	5.07%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	65,202	660,848	1,235,578	12.83%	574,730	—	574,730

Total Equity Investments					$5,750,745	$6,740,860	70.00%	$2,175,328	$1,185,213	$990,115

Total Cash					2,158,314	2,158,314	22.41%	—	—	—

Total Investments and Cash					$9,159,059	$9,399,174	97.60%	$2,175,328	$1,935,213	$240,115

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

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

Income taxes: We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For more information, see Note 11, “Income Taxes”.

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

NOTE 3 — NET GAIN PER COMMON SHARE

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	Year Ended
	December 31, 2018	December 31, 2017
Numerator: Net increase in net assets resulting from operations	$1,649,674	$675,443
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,863,392
Basic and diluted net gain per common share	$0.15	$0.06

At December 31, 2018 and 2017, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4—COMMITMENTS AND CONTINGENCIES

On June 6, 2013, we entered into an agreement to lease approximately 1,917 square feet of commercial space and two parking spots, for a period of 62 months. The leased space became available for occupancy on September 23, 2013. The 62-month lease term began on October 1, 2013 and expired on November 30, 2018.

On October 17, 2018, we entered into a 12-month lease agreement to lease approximately 183 square feet of commercial space and one parking spot for the use of Mr. Geraci at the amount of $2,408 per month. The leased space became available for occupancy on December 1, 2018.

On October 24, 2018, we entered into a 39-month lease agreement to lease approximately 1,247 square feet of commercial space and one parking spot for the use of Mr. Polinsky. The 39-month lease term began on January 3, 2019 and expires on March 31, 2022.

The total base rent expense for the year ended December 31, 2018 and December 31, 2017 was $41,597 and $45,378, respectively.

The following is a schedule of the aggregate required annual minimum lease payments.

Year	Amount
2019	$41,447
2020	20,551
2021	21,162
2022	5,396
TOTAL	$88,555

NOTE 5—SHAREHOLDERS’ EQUITY

On September 25, 2017, the Company repurchased and retired 1,084,091 shares of common stock at a purchase price of $0.40. At December 31, 2018, a total of 11,067,402 shares of common stock were issued and outstanding.

NOTE 6—INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2018 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Preferred Stock	$1,032,057	14.8%	$1,046,706	10.5%
Common Stock	4,775,072	68.6	7,899,857	79.3
Warrants	679	—	—	—
Other Equity	1,151,019	16.6	1,013,629	10.2
Total	$6,958,827	100.0%	$9,960,192	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2017 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Loans (Secured)	$1,250,000	17.9%	$500,000	6.9%
Preferred Stock	1,032,057	14.7	2,420,659	33.4
Common Stock	3,566,990	51.0	3,263,715	45.1
Warrants	679	—	42,857	0.6
Other Equity	1,151,019	16.4	1,013,629	14.0
Total	$7,000,745	100.0%	$7,240,860	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2018:

	As of December 31, 2018
	Investments at	Percentage of
	Fair Value	Fair Value
Advertising	$—	—%
Business Services	226,226	2.3
Consumer	426,361	4.3
Education	9,370	0.1
Financial	319,780	3.2
Healthcare	1,339,009	13.4
Industrial Goods	187,601	1.9
Information Technology	1,525,770	15.3
Leisure & Hospitality	4,350,690	43.7
Oil & Gas	488,629	4.9
Publishing	1,086,756	10.9
Total	$9,960,192	100.00%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2017:

	As of December 31, 2017
	Investments at Fair Value	Percentage of Fair Value
Advertising	$42,857	0.6%
Consumer	447,942	6.2
Education	142,000	2.0
Financial	941,517	13.0
Healthcare	513,862	7.1
Industrial Goods	12,240	0.2
Information Technology	896,009	12.4
Leisure & Hospitality	2,520,226	34.8
Oil & Gas	488,629	6.7
Publishing	1,235,578	17.0
Total	$7,240,860	100.0%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of December 31, 2018 and 2017. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company is we owned at least 5% and up to 25% of its voting securities.

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2018 and 2017 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2018, according to the fair value hierarchy:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Preferred Stock	$—	$32,448	$1,014,258	$1,046,706
Common Stock	4,763,425	—	3,136,432	7,899,857
Warrants	—	—	—	—
Other Equity	—	—	1,013,629	1,013,629
Total	$4,763,425	$32,448	$5,164,319	$9,960,192

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2017, according to the fair value hierarchy:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Loans (Secured)	$-	$-	$500,000	$500,000
Preferred Stock	-	100,433	1,026,736	2,420,659
Common Stock	3,262,915	800	1,293,490	3,263,715
Warrants	-	42,857	-	42,857
Other Equity	-	-	1,013,629	1,013,629
Total	$3,262,915	$144,890	$3,833,855	$7,240,860

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2018:

	As of December 31, 2018
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2018	$500,000	$1,026,736	$1,293,490	$—	$1,013,629
Net change in unrealized appreciation	750,000	(12,478)	1,842,942	—	—
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	(550,000)	—	—	—	—
Net realized gain (loss)	(700,000)	—	—	—	—
Balance as of December 31, 2018	$—	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation for the year ended 12/31/18 on securities still held	$—	$(12,478)	$1,842,942	$—	$—

The net change in unrealized appreciation for the year ended December 31, 2018 attributable to Level 3 portfolio investments still held as of December 31, 2018 was $1,830,464, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our level 3 investments held as of December 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	company has substantail doubt about being a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	714,258	announced merger of company
Bitesquad.com LLC	Common Stock	3,136,432	announced merger of company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$5,164,319

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2017:

	As of December 31, 2017
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2017	$680,000	$3,047,011	$—	$—	$513,629
Net change in unrealized appreciation	(97,305)	(867,012)	1,005,333	—	—
Purchases and other adjustments to cost	10,000	(288,157)	288,157	—	500,000
Sales and redemptions	(182,695)	(746,225)	—	(5,884)	—
Net realized gain (loss)	90,000	(118,881)	—	5,884	—
Balance as of December 31, 2017	$500,000	$1,026,736	$1,293,490	$—	$1,013,629
Net change in unrealized appreciation for the year ended 12/31/17 on securities still held	$(180,000)	$—	$—	$—	$—

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
		$3,833,855

There were no transfers between levels during the years ended December 31, 2018 and 2017.

NOTE 8 — MINIMUM ASSET COVERAGE

As a BDC, we are required to meet various regulatory tests. Among other things, these tests will require us to invest at least 70% of our total assets in private or small-cap public U.S.-based companies, and to maintain an asset coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2018, approximately 99% of our investments (by fair value at that date) were in private or small-cap public U.S.-based companies and we did not carry any debt.

NOTE 9 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our Company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of a portfolio investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional secured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 5,128 shares of Creative Realities, Inc. at a price of $21.00 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

•	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owns approximately 1,500,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Milliennium Trust Company.

NOTE 10 — RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $11,250 and $2,500 to the plans for the years ended 2018 and 2017, respectively.

NOTE 11 — INCOME TAXES

We plan to be taxed as a regulated investment company, or “RIC”. Compliance with the requirements of the Internal Revenue Code applicable to RICs requires us to distribute at least 90% of our investment company taxable income to shareholders. Our intention will be to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 12 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2018 through 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data (1)
Net asset value at beginning of period	$0.87	0.77	0.72	0.94	0.86
Net investment income (loss)	(0.05)	(0.05)	(0.02)	0.00	(0.04)
Net realized and unrealized gains (losses)	0.20	0.11	0.07	(0.22)	0.12
Repurchase of common stock	0.00	0.04	0.00	0.00	0.00
Net asset value at end of period	$1.02	0.87	0.77	0.72	0.94

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.90	0.65	0.57	0.47	0.59
Shares outstanding at end of period	11,067,402	11,067,402	12,151,493	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,863,392	12,151,493	12,151,493	12,166,608
Net assets at end of period	$11,278,889	9,629,215	9,387,408	8,741,288	11,473,690
Average net assets (2)	$10,341,702	9,444,440	8,651,742	10,520,199	11,416,452
Total investment return	17.24%	7.79%	6.94%	(23.40)%	9.30%
Portfolio turnover rate (3)	26.93%	35.03%	24.94%	26.26%	11.21%
Ratio of operating expenses to average net assets (3)	(6.59)%	(7.30)%	(7.15)%	(6.08)%	(7.00)%
Ratio of net investment income (loss) to average net assets (3)	(5.13)%	(5.45)%	(2.66)%	(0.68)%	(4.02)%
Ratio of realized gains (losses) to average net assets (3)	(5.62)%	5.71%	(2.12)%	1.74%	2.54%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 — SUBSEQUENT EVENTS

Our portfolio company, Bitesquad.com, LLC was acquired January 18, 2019 by Waitr Holdings, Inc., a publicly traded on demand and online food delivery company. The total purchase price was approximately $323 million. As a result, we received cash consideration of $2,122,872 and 166,118 restricted shares of common stock of Waitr Holdings. The shares are subject to a leak out lock up agreement allowing for the resale of the shares over time, beginning in July 2019.

On January 28, 2019 we entered into new employment agreements with Messrs. Polinsky and Geraci. Each new employment agreement has a term of three years. We do not have any key-man insurance in place with respect to Messrs. Geraci and Polinsky.

On February 15, 2019 we announced that our board of directors had approved a special cash dividend of $0.05 per common share. The dividend was paid on March 15, 2019 to stockholders of record as of the close of business on March 8, 2019.

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

As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2018.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	59	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	49	Director and Chief Financial Officer
Howard Liszt	72	Director
Lyle Berman	77	Director
Laurence Zipkin	77	Director

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

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. He currently serves on the board of the following companies: Eggland’s Best, a branded egg company; Land O’ Lakes, the second largest cooperative in the United States; and OCO Holdings, an independent marketing communications company; Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

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

Code of Ethics

Our Board of Directors adopted a Code of Ethics on August 5, 2008, and revised March 6, 2013. The Code of Ethics includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 1907 Wayzata Blvd., Suite 205, Wayzata, MN 55391.

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

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2018.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2018 and 2017 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

		Salary	Stock Awards	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Douglas M. Polinsky,	2018	$60,000	$0	$27,685	*	$87,685
Chief Executive Officer	2017	$50,000	$0	$26,267	*	$76,267
Joseph A. Geraci, II,	2018	$110,000	$0	$26,101	*	$136,101
Chief Financial Officer	2017	$100,000	$0	$21,011	*	$121,011

*includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2018 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2018, we paid a total of $60,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $20,000.

Name	Year	Compensation	Total
Joseph A. Geraci, II	2018	—	—
Douglas M. Polinsky	2018	—	—
Lyle Berman	2018	$20,000	$20,000
Howard P. Liszt	2018	$20,000	$20,000
Laurence S. Zipkin	2018	$20,000	$20,000

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 29, 2019

(on which date there were 11,067,402 shares of common stock outstanding), by:

•	each director of the Company

•	each named executive (see Item 11 above)

•	all current directors and executive officers of the Company as a group, and

•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 1907 Wayzata Blvd., Suite 205, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	460,530	4.16%
Joseph A. Geraci, II (3)	575,051	5.20%
Howard Liszt (4)	—	—
Lyle Berman (5)	—	—
Laurence Zipkin (6)	—	—
Neal Linnihan SEP/IRA	2,500,000	22.59%
Scott and Elizabeth Zbikowski (7)	1,865,000	16.85%

Donald Schreifels	1,060,001	9.58%
David Bester	1,000,000	9.04%
Patrick Kinney (8)	929,547	8.540%
William Hartzell	650,000	5.87%
All current directors and executive officers as a group (9) (five persons)	1,035,581	9.36%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 258,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Liszt is a director of the Company.

(5)	Mr. Berman is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	A former director of our company, Christopher Larson, had a direct interest in Mix 1 Life, Inc. and served as that company’s Chief Financial Officer at the time of a portfolio investment we made in secured convertible debt of Mix 1 Life (together with common stock purchase warrants) in February 2014. In June 2014, Mr. Larson became a director of Mix 1 Life. In August 2014, we exercised our common stock purchase warrant on a cashless basis for the purchase of Mix 1 Life common stock. In March 2015, we invested in additional unsecured debt of Mix 1 Life. Mr. Larson resigned from his position as a director of Mill City Ventures in November 2015.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 5,128 shares of Creative Realities, Inc. at a price of $21.00 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock, which wewere subsequently sold.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay for the audit of the Company’s annual financial statements for the year ended December 31, 2018 and (ii) Baker Tilly Virchow Krause for the audit of the Company’s annual financial statements for the year ended December 31, 2017, as well as the fees billed for other services rendered by Baker Tilly Virchow Krause during year ended December 31, 2017.

	2018	2017
Audit Fees	$30,000	$53,346
Audit-Related Fees	—	—
Tax Fees	—	5,823
Total	$30,000	$59,169

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly Virchow Krause, LLP for the years ended 2018 and 2017 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. In April 2019, we selected Boulay PLLP as our independent auditor. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.2	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to Registration Statement on Form N2 filed on May 31, 2013)

10.3	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.4	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.5	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.6	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.7	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.8	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.9	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.10	Senior Secured Promissory Note of Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.11	Employment agreement with Douglas Polinsky (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 1, 2019)
10.12	Employment agreement with Joseph Geraci (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 1, 2019)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2013)
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: June 17, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	June 17, 2019
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	June 17, 2019
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	June 17, 2019
Lyle Berman

/s/ Howard Liszt	Director	June 17, 2019
Howard Liszt

/s/ Laurence Zipkin	Director	June 17, 2019

