Form 10-Q
period 2019-03-31
Mill City Ventures III, Ltd
filed 2019-07-29
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.
(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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

As of July 29, 2019, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investments, at fair value:	$8,596,853	$9,960,192
Non-control/non-affiliate investments (cost: $7,343,748 and $6,958,827 respectively)
Cash	2,969,835	966,121
Note receivable	250,000	250,000
Prepaid expenses	94,763	47,156
Receivable for sale of investments	—	18,999
Interest and dividend receivables	80,310	72,901
Right-of-use lease asset	53,393	—
Property and equipment, net	4,001	4,645
Total Assets	$12,049,155	$11,320,014

LIABILITIES
Accounts payable	100,795	41,125
Lease liability	58,172	—
Total Liabilities	158,967	41,125
Commitments and Contingencies (Note 6)

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,883,014)	(1,725,097)
Accumulated undistributed net realized gains on investment transactions	2,894,042	376,566
Net unrealized appreciation in value of investments	1,253,105	3,001,365
Total Shareholders' Equity (net assets)	11,890,188	11,278,889

Total Liabilities and Shareholders' Equity	$12,049,155	$11,320,014

Net Asset Value Per Common Share	$1.07	$1.02

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Investment Income
Interest income	$26,369	$34,146
Dividend income	13,050	379
Total Investment Income	39,419	34,525

Operating Expenses
Professional fees	52,096	60,281
Payroll	58,332	61,053
Insurance	20,515	18,891
Occupancy	24,481	22,755
Director's fees	22,500	15,000
Depreciation and amortization	644	2,671
Other general and administrative	18,768	5,930
Total Operating Expenses	197,336	186,581
Net Investment Loss	$(157,917)	$(152,056)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	3,070,846	51,752
Net change in unrealized appreciation (depreciation) on investments	(1,748,260)	639,894
Net Realized and Unrealized Gain on Investments	1,322,586	691,646
Net Increase in Net Assets Resulting from Operations	$1,164,669	$539,590

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.11	$0.05

Weighted-average number of common shares outstanding	11,067,402	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend Distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(157,917)	—	—	(157,917)
Undistributed net realized gain on investment transactions		—	—	—	—	3,070,846	—	3,070,846
Appreciation (depreciation) in value of investments		—	—	—	—	—	(1,748,260)	(1,748,260)
Balance as of March 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,883,014)	$2,894,042	$1,253,105	$11,890,188

Three Months Ended March 31, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2017	11,067,402	11,067	10,774,653	(1,159,665)	(1,194,773)	957,818	240,115	9,629,215
Undistributed net investment loss		—	—	—	(152,056)	—	—	(152,056)
Undistributed net realized gain on investment transactions		—	—	—	—	51,752	—	51,752
Appreciation in value of investments		—	—	—	—	—	639,894	639,894
Balance as of March 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,346,829)	$1,009,570	$880,009	$10,168,805

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,164,669	$539,590

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	1,748,260	(639,894)
Net realized gain on investments	(3,070,846)	(51,752)
Payments for purchases of investments	(120,653)	(628,252)
Proceeds from sales of investments	2,806,578	78,531
Depreciation & amortization expense	644	2,671

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,477)	27,192
Interest and dividends receivable	(7,409)	(5,486)
Receivable for investment sales	18,999	267,119
Accounts payable and other liabilities	24,557	3,216
Deferred rent	—	(396)
Payable for investment purchase	—	14,415
Net cash provided (used) in operating activities	2,521,322	(393,046)

Cash flows from financing activities:
Payments for common stock dividend	(517,608)	—
Net cash used by financing activities	(517,608)	—

Net increase (decrease) in cash	2,003,714	(393,046)
Cash, beginning of period	966,121	2,158,314
Cash, end of period	$2,969,835	$1,765,268

Non-cash financing activities:
Tax withholding for dividend payment	$35,762	$0

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Business Services
Park City Group Inc.	Common Stock	n/a	n/a	10,000	68,222	79,900		11,678	—	11,678
Qualstar Corp.	Common Stock	n/a	n/a	11,299	61,455	61,914		574	115	459
Spar Group Inc.	Common Stock (8)	n/a	n/a	170,012	243,003	106,274		—	136,729	(136,729)
					372,680	248,088	2.08%	12,252	136,844	(124,592)
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	221,310		66,901	—	66,901
Gaia, Inc.	Common Stock	n/a	n/a	10,000	157,047	91,500		—	65,547	(65,547)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	104,000		—	95,118	(95,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	18,400	51,154	74,152		22,998	—	22,998
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					662,747	515,962	4.34%	89,899	236,684	(146,785)
Financial
Ladenburg Thalmn	Common Stock (9)	n/a	n/a	50,000	145,364	141,500		552	4,416	(3,864)
					145,364	141,500	1.19%	552	4,416	(3,864)
Healthcare
HemaCare Corp.	Common Stock (8)	n/a	n/a	130,697	404,498	1,797,084		1,392,586	—	1,392,586
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
					405,177	1,797,084	15.11%	1,392,586	679	1,391,907
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	162,500		—	67,332	(67,332)
Continental Materials Corporation	Common Stock (8)	n/a	n/a	1,000	20,228	19,323		—	905	(905)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	43,284		3,753	—	3,753
					289,591	225,107	1.89%	3,753	68,237	(64,484)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	106,929		35,494	—	35,494
Gogo Inc.	Common Stock	n/a	n/a	10,000	57,640	44,900			12,740	(12,740)
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
Intelligent Systems Corp.	Common Stock	n/a	n/a	2,000	26,940	63,880		36,940	—	36,940
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	107,520		8,588	—	8,588
Simulations Plus, Inc.	Common Stock	n/a	n/a	23,000	227,732	485,530		257,798	—	257,798
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	52,600		11,305	—	11,305
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,074	346,203	310,746		146	35,603	(35,457)
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	149,202	202,340		53,138	—	53,138
					1,169,379	1,674,445	14.08%	553,409	48,343	505,066
Leisure & Hospitality
Waitr Holdings	Common Stock	n/a	n/a	166,118	1,870,489	2,041,590		171,101	—	171,101
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					2,370,489	2,541,590	21.38%	171,101	—	171,101
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	4.11%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	964,448	8.11%	316,700	573	316,127

Total Equity Investments					7,343,748	8,596,853	72.30%	2,540,252	1,287,147	1,253,105

Total Cash					2,969,835	2,969,835	24.98%	—	—	—

Total Investments and Cash					$10,313,583	$11,566,688	97.28%	$2,540,252	$1,287,147	$1,253,105

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

At March 31, 2019, aggregate non-qualifying assets represented approximately 1.2% of our total assets.

(10)	At March 31, 2019, the estimated net unrealized gain for federal tax purposes was $1,451,777, based on a tax cost basis of $7,145,076. At March 31, 2019, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,626,992 and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,175,215

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Business Services
Park City Group Inc.	Common Stock	n/a	n/a	10,000	68,222	59,700		—	8,522	(8,522)
Qualstar Corp.	Common Stock	n/a	n/a	11,299	61,455	59,320		—	2,135	(2,135)
Spar Group Inc.	Common Stock (8)	n/a	n/a	200,012	284,592	107,206		—	177,386	(177,386)
					414,269	226,226	2.01%	—	188,043	(188,043)
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	178,840		24,431	—	24,431
Gaia, Inc.	Common Stock	n/a	n/a	10,000	157,047	103,600		—	53,447	(53,447)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	87,000		—	112,118	(112,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	16,370	46,437	31,921		—	14,516	(14,516)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					658,030	426,361	3.78%	24,431	256,100	(231,669)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	52,053	59,123	9,370	0.08%	—	49,753	(49,753)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	7,000	118,889	203,280		84,391	—	84,391
Ladenburg Thalmn	Common Stock (9)	n/a	n/a	50,000	145,364	116,500		—	28,864	(28,864)
					264,253	319,780	2.84%	84,391	28,864	55,527
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	32,448		—	122,873	(122,873)
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	134,697	416,222	1,306,561		890,339	—	890,339
					572,222	1,339,009	11.87%	890,339	123,552	766,787
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	159,250		—	70,582	(70,582)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	28,351		—	11,180	(11,180)
					269,363	187,601	1.66%	—	81,762	(81,762)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	86,689		15,254	—	15,254
Gogo Inc.	Common Stock	n/a	n/a	10,000	57,640	29,900		—	27,740	(27,740)
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
Intelligent Systems Corp.	Common Stock	n/a	n/a	9,671	130,269	124,949		—	5,320	(5,320)
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Microvision, Inc.	Common Stock	n/a	n/a	5,000	6,250	3,020		—	3,230	(3,230)
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	79,680		—	19,252	(19,252)
Simulations Plus, Inc.	Common Stock	n/a	n/a	24,001	237,363	477,611		240,248	—	240,248
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	34,600		470	7,165	(6,695)
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,074	346,203	240,888		—	105,315	(105,315)
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	138,966	148,433		11,159	1,692	9,467
					1,278,353	1,525,770	13.53%	417,131	169,714	247,417
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	714,258		—	12,478	(12,478)
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	3,136,432		2,848,275	—	2,848,275
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	4,350,690	38.57%	2,848,275	12,478	2,835,797
Oil & Gas
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	4.33%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	1,086,756	9.64%	438,435	—	438,435

Total Equity Investments					$6,958,827	$9,960,192	88.31%	$4,703,002	$1,701,637	$3,001,365

Total Cash					966,121	966,121	8.57%	—	—	—

Total Investments and Cash					$7,924,948	$10,926,313	96.87%	$4,703,002	$1,701,637	$3,001,365

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(4)	Investment is secured by equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

For more information, see Note 4 “Fair Value of Financial Instruments.”

Income taxes: We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For more information, see Note 8 “Income Taxes.”

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

Recent accounting pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted.

Effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. The Company elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition.  Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $57,523 each, as of January 1, 2019, with no impact on retained earnings. Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Additional information and disclosures required by this new standard are contained in Note 11, 'Operating Leases'.

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

Management and service fees: We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2019 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2019
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Senior Secured Loans	$—	—%	$—	—%
Preferred Stock	150,000	2.0	300,000	3.5
Common Stock	6,042,050	82.3	7,283,224	84.7
Warrants	679	—	—	—
Other Equity	1,151,019	15.7	1,013,629	11.8
Total	$7,343,748	100.0%	$8,596,853	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2018
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Preferred Stock	$1,032,057	14.8%	$1,046,706	10.5%
Common Stock	4,775,072	68.6	7,899,857	79.3
Warrants	679	—	—	—
Other Equity	1,151,019	16.6	1,013,629	10.2
Total	$6,958,827	100.0%	$9,960,192	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2019:

	As of March 31, 2019
	Investments at	Percentage of
	Fair Value	Fair Value
Advertising	$—	0.0%
Business Services	248,088	2.9%
Consumer	515,962	6.0%
Financial	141,500	1.6%
Healthcare	1,797,084	20.9%
Industrial Goods	225,107	2.6%
Information Technology	1,674,445	19.5%
Leisure & Hospitality	2,541,590	29.6%
Oil & Gas	488,629	5.7%
Publishing	964,448	11.2%
Total	$8,596,853	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of March 31, 2019. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2019 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2019, according to the fair value hierarchy:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	7,283,224	—	—	7,283,224
Warrants	—	—	—	—
Other Equity	—	—	1,013,629	1,013,629
Total	$7,283,224	$—	$1,313,629	$8,596,853

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2019:

	As of March 31, 2019
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2019	$—	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation	—	12,478	(2,848,275)	—	—
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	—	(726,691)	(3,266,669)	—	—
Net realized gain (loss)	—	(45)	2,978,512	—	—
Balance as of March 31, 2019	$—	$300,000	$—	$—	$1,013,629

The net change in unrealized depreciation for the three months ended March 31, 2019 attributable to Level 3 portfolio investments still held as of March 31, 2019 is $0.

The following table lists our level 3 investments held as of March 31, 2019 and the unobservable inputs used to determine their valuation:

	Security Type	3/31/19 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	company has substantial doubt about being a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$1,313,629

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2018:

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

The following table lists our level 3 investments held as of December 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	company has a substantial doubt about being a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	714,258	announced merger of company
Bitesquad.com LLC	Common Stock	3,136,432	announced merger of company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$5,164,319

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

•	On August 10, 2018, we entered into a loan transaction with a shareholder and her spouse who own approximately 1,500,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Milliennium Trust Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On October 17, 2018, we entered into a 12-month lease agreement to lease approximately 183 square feet of commercial space for the use of Mr. Geraci at the amount of $2,408 per month. The leased space became available for occupancy on December 1, 2018.

On October 24, 2018, we entered into a 39-month lease agreement to lease approximately 1,247 square feet of commercial space and one parking spot for the use of Mr. Polinsky. The 39-month lease term began on January 3, 2019 and expires on March 31, 2022.

The total base rent expense for the three months ended March 31, 2019 and 2018 was $12,035 and $11,345, respectively.

The table below sets forth the required annual minimum lease payments:

Year	Amount
2019	$41,446
2020	20,551
2021	21,162
2022	5,449
TOTAL	$88,608

NOTE 7 — RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $1,875 and $1,875 to the plans for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – INCOME TAXES

We have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 9 – SHAREHOLDERS’ EQUITY

At March 31, 2019, we had 11,067,402 shares of common stock issued and outstanding.

On February 15, 2019 we announced that our board of directors had approved a special cash dividend of $0.05 per common share. The dividend was paid on March 15, 2019 to stockholders of record as of the close of business on March 8, 2019.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

NOTE 10 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2019	2018
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$1,164,669	$539,590
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain per common share	$0.11	$0.05

NOTE 11 – OPERATING LEASES

On January 1, 2019 we adopted ASU No. 2016-2, Leases (Topic 842), and its amendments and elected the effective date transition method.

The Company is subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of March 31, 2019 was 4.5% and the weighted average remaining lease term is 3 years.

Under ASC 840, rent expense for office facilities for the three months ended March 31, 2018 was $22,682.

The components of our operating lease were as follows for the three months ended March 31, 2019:

Operating lease costs	$4,672
Variable lease cost	4,084
Short-term lease cost	7,363
Total	$16,119

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facility.

Long-term Lease Maturity Schedule
2019	$14,964
2020	20,551
2021	21,161
2022	5,449
Total lease payments	62,125
Less: interest	(3,953)
Present value of lease liabilities	$58,172

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

NOTE 12 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2019 through 2015:

	Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Per Share Data (1)
Net asset value at beginning of period	$1.02	0.87	0.77	0.72	0.94
Net investment income (loss)	(0.02)	(0.01)	(0.01)	—	—
Net realized and unrealized gains (losses)	0.12	0.06	0.01	—	0.01
Payment of common stock dividend	(0.05)	—	—	—	—
Net asset value at end of period	$1.07	0.92	0.77	0.72	0.95

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.78	0.76	0.46	0.46	0.72
Shares outstanding at end of period	11,067,402	11,067,402	12,151,493	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,863,392	12,151,493	12,151,493	12,166,608
Net assets at end of period	$11,890,188	10,168,805	9,366,890	8,720,448	11,626,869
Average net assets (2)	$12,911,895	9,770,410	9,563,916	8,718,010	11,561,049
Total investment return	4.90%	5.75%	0.00%	0.00%	1.06%
Portfolio turnover rate (3)	0.93%	0.80%	7.26%	8.25%	3.86%
Ratio of operating expenses to average net assets (3)	(6.06)%	(7.52)%	(6.86)%	(6.65)%	(5.60)%
Ratio of net investment income (loss) to average net assets (3)	(4.87)%	(6.16)%	(5.38)%	(2.78)%	2.00%
Ratio of realized gains (losses) to average net assets (3)	137.57%	2.17%	33.82%	(22.92)%	5.25%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 – SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s Board of Directors has approved a general plan to seek the approval of the Company’s shareholders for the Company’s de-registration as a BDC. Management presently anticipates that, shortly after the filing of this report, the Company will file a preliminary proxy statement for a special meeting at which such approval, together with approval of other items relating to the de-registration, will be sought.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2019, we made $120,053 of investments in portfolio companies and had $2,806,578 of redemptions and repayments, resulting in net investments at amortized cost of $7,343,748 for the period.

During the three months ended March 31, 2018, we made $628,252 of investments in portfolio companies and had $78,531 of redemptions and repayments, resulting in net investments at amortized cost of $7,602,218 for the period.

Our portfolio composition by major class, based on fair value at March 31, 2019, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$-	-%
Unsecured Loans	-	-
Equity/Other	8,596,853	100.0
Total	$8,596,853	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	For the three months ended March 31,
	2019	2018
Total investment income	$39,419	$34,525
Total expenses	(197,336)	(186,581)
Net investment loss	$(157,917)	$(152,056)

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

For the three months ended March 31, 2019, our total investment income was $39,419, and was attributable to interest income from one eligible portfolio company, DBR Enclave LLC, and our note receivable, and dividend payments received on account of investments in four eligible portfolio companies - Educational Development Corp., Simulations Plus, Inc, Taitron Components, Inc., and TESSCO Technologies, Inc, and dividends received on account of investments in one non-eligible portfolio company.

For the three months ended March 31, 2018, our total investment income was $34,525, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in two eligible portfolio companies - OTC Markets Group Cl A, and Simulations Plus, Inc.,

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2019 and March 31, 2018 was as follows:

Expense item	Three months ended March 31, 2019	Three months ended March 31, 2018
Professional fees	$52,096	$60,281
Payroll	58,332	61,053
Occupancy	24,481	22,755
Insurance	20,515	18,891
Directors’ fees	22,500	15,000
Depreciation and amortization	644	2,671
Other general and administrative	18,768	5,930
Total	$197,336	$186,581

Net Realized Gain from Investments

For the three months ended March 31, 2019, we had $2,806,578 of principal repayments, resulting in $3,070,846 of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings. For the three months ended March 31, 2018, we had $78,531 of principal repayments, resulting in $51,752 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2019, our investments had $1,748,260 of unrealized depreciation. For the three months ended March 31, 2018, our investments had $639,894 of unrealized appreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2019, we recorded a net increase in net assets from operations of $1,164,669. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2019, our per-share net increase in net assets from operations was $0.11. For the three months ended March 31, 2018, we recorded a net increase in net assets from operations of $539,590. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2018, our per-share net increase in net assets from operations was $0.05.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2019, net cash provided in operating activities was $2,521,322. Cash flows provided in operating activities for the three months ended March 31, 2019 were primarily related to redemptions and repayments of investments of $2,806,578, offset mostly by purchases of investments totaling $120,653. For the three months ended March 31, 2018, net cash used in operating activities was $393,046. Cash flows used in operating activities for the three months ended March 31, 2018 were primarily related to purchases of investments totaling $628,252, offset mostly by redemptions and repayments of investments totaling $78,531.

FINANCIAL CONDITION

As of March 31, 2019, we had cash of $2,969,835, an increase of $2,003,714 from December 31, 2018. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2019.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2019, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on June 19, 2019 (related to our year ended December 31, 2018) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2019.

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

MILL CITY VENTURES III, LTD.

Date: July 29, 2019	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: July 29, 2019	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 25 -