Form 10-Q
period 2019-06-30
Mill City Ventures III, Ltd
filed 2019-08-21
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or
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

As of August 19, 2019, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investments, at fair value:	$7,715,019	$9,960,192
Non-control/non-affiliate investments (cost: $7,555,775 and $6,958,827 respectively)
Cash	2,395,162	966,121
Note receivable	250,000	250,000
Prepaid expenses	77,142	47,156
Receivable for sale of investments	105,696	18,999
Interest and dividend receivables	102,069	72,901
Right-of-use lease asset	49,253	—
Property and equipment, net	3,358	4,645
Total Assets	$10,697,699	$11,320,014

LIABILITIES
Accounts payable	$55,188	$41,125
Lease liability	53,822	—
Total Liabilities	109,010	41,125
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,122,016)	(1,725,097)
Accumulated undistributed net realized gains on investment transactions	2,925,406	376,566
Net unrealized appreciation in value of investments	159,244	3,001,365
Total Shareholders' Equity (net assets)	10,588,689	11,278,889
Total Liabilities and Shareholders' Equity	$10,697,699	$11,320,014
Net Asset Value Per Common Share	$0.96	$1.02

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment Income
Interest income	$29,307	$25,506	$55,676	$59,652
Dividend income	13,642	13,544	26,692	13,923
Total Investment Income	42,949	39,050	82,368	73,575
Operating Expenses
Professional fees	46,743	45,192	98,839	105,473
Payroll	168,259	56,272	226,591	117,325
Insurance	21,117	19,583	41,632	38,474
Occupancy	16,385	22,547	40,866	45,302
Director's fees	22,500	15,000	45,000	30,000
Depreciation and amortization	643	2,670	1,287	5,341
Other general and administrative	6,304	2,887	25,072	8,817
Total Operating Expenses	281,951	164,151	479,287	350,732
Net Investment Loss	$(239,002)	$(125,101)	$(396,919)	$(277,157)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	31,364	(705,189)	3,102,210	(653,437)
Net change in unrealized appreciation (depreciation) on investments	(1,093,861)	1,032,893	(2,842,121)	1,672,787
Net Realized and Unrealized Gain (Loss) on Investments	(1,062,497)	327,704	260,089	1,019,350
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,301,499)	$202,603	$(136,830)	$742,193

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.12)	$0.02	$(0.01)	$0.07

Weighted-average number of common shares outstanding	11,067,402	11,067,402	11,067,402	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,883,014)	$2,894,042	$1,253,105	$11,890,188
Dividend Distribution		—	—	—	—	—	—	—
Undistributed net investment loss		—	—	—	(239,002)	—	—	(239,002)
Undistributed net realized gain on investment transactions		—	—	—	—	31,364	—	31,364
Appreciation (depreciation) in value of investments		—	—	—	—	—	(1,093,861)	(1,093,861)
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689

Three Months Ended June 30, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity

Balance as of March 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,346,829)	$1,009,570	$880,009	$10,168,805
Undistributed net investment loss		—	—	—	(125,101)	—	—	(125,101)
Undistributed net realized loss on investment transactions		—	—	—	—	(705,189)	—	(705,189)
Appreciation in value of investments		—	—	—	—	—	1,032,893	1,032,893
Balance as of June 30, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,471,930)	$304,381	$1,912,902	$10,371,408

Six Months Ended June 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend Distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(396,919)	—	—	(396,919)
Undistributed net realized gain on investment transactions		—	—	—	—	3,102,210	—	3,102,210
Appreciation (depreciation) in value of investments		—	—	—	—	—	(2,842,121)	(2,842,121)
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689

Six Months Ended June 30, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2017	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,194,773)	$957,818	$240,115	$9,629,215
Undistributed net investment loss		—	—	—	(277,157)	—	—	(277,157)
Undistributed net realized loss on investment transactions		—	—	—	—	(653,437)	—	(653,437)
Appreciation in value of investments		—	—	—	—	—	1,672,787	1,672,787
Balance as of June 30, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,471,930)	$304,381	$1,912,902	$10,371,408

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(136,830)	$742,193
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	2,842,121	(1,672,787)
Net realized gain or loss on investments	(3,102,210)	653,437
Payments for purchases of investments	(875,160)	(1,824,303)
Payments for purchases of investments sold short	—	(200,341)
Proceeds from sales of investments	3,380,422	971,652
Proceeds from sales of investments sold short	—	177,934
Depreciation & amortization expense	1,287	5,341
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21,716)	(23,274)
Interest and dividends receivable	(29,168)	(16,065)
Receivable for investment sales	(86,697)	267,119
Accounts payable and other liabilities	10,362	(4,979)
Deferred rent	—	(794)
Payable for investment purchase	—	(106,222)
Net cash provided (used) in operating activities	1,982,411	(1,031,089)
Cash flows from financing activities:
Payments for common stock dividend	(553,370)	—
Net cash used by financing activities	(553,370)	—
Net increase (decrease) in cash	1,429,041	(1,031,089)
Cash, beginning of period	966,121	2,158,314
Cash, end of period	$2,395,162	$1,127,225

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

JUNE 30, 2019

Investments (1)	Investment Type (5)	Interest Rate (6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Business Services
Park City Group Inc.	Common Stock	n/a	n/a	10,000	68,222	53,600		—	14,622	(14,622)
Qualstar Corp.	Common Stock	n/a	n/a	15,243	85,035	88,714		4,305	626	3,679
					153,257	142,314	1.34%	4,305	15,248	(10,943)
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,408	171,827		17,428	9	17,419
Gaia, Inc.	Common Stock	n/a	n/a	15,000	167,154	113,700		—	53,454	(53,454)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	122,000		265	77,383	(77,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	18,400	51,154	69,736		18,582	—	18,582
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					672,853	502,263	4.74%	36,275	206,865	(170,590)
Financial
Ladenburg Thalmn	Common Stock (9)	n/a	n/a	40,000	115,973	137,200		21,227	—	21,227
Manning & Napier, Inc.	Common Stock	n/a	n/a	100,000	217,854	175,000		—	42,854	(42,854)
MoneyGram Internationsl, Inc.	Common Stock (8)	n/a	n/a	126,881	353,329	313,396		20,193	60,126	(39,933)
Nuveen Floating Rate Income Fund	Common Stock (9)	n/a	n/a	6,321	63,042	62,262		—	780	(780)
					750,198	687,858	6.50%	41,420	103,760	(62,340)
Healthcare
HemaCare Corp.	Common Stock (8)	n/a	n/a	130,697	404,498	1,568,364		1,163,866	—	1,163,866
Reshape Life Sciences Inc Pfd Conv Ser B	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
					405,177	1,568,364	14.81%	1,163,866	679	1,163,187
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	210,250		—	19,582	(19,582)
Continental Materials Corporation	Common Stock (8)	n/a	n/a	1,000	20,228	16,000		—	4,228	(4,228)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	43,500		3,969	—	3,969
					289,591	269,750	2.55%	3,969	23,810	(19,841)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	93,563		22,128	—	22,128
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	98,800		—	132	(132)
Simulations Plus, Inc.	Common Stock	n/a	n/a	22,000	218,102	628,320		410,218	—	410,218
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	64,000		22,705	—	22,705
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,074	346,203	358,522		12,619	300	12,319
Travelzoo, Inc.	Common Stock	n/a	n/a	5,000	59,922	77,200		17,278	—	17,278
					985,889	1,620,405	15.30%	634,948	432	634,516
Leisure & Hospitality
Waitr Holdings	Common Stock	n/a	n/a	166,118	1,870,489	1,044,882		—	825,607	(825,607)
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					2,370,489	1,544,882	14.59%	—	825,607	(825,607)
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	4.61%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	890,554	8.41%	245,315	3,082	242,233

Total Equity Investments					7,555,775	7,715,019	72.86%	2,130,098	1,970,854	159,244

Total Cash					2,395,162	2,395,162	22.62%	—	—	—

Total Investments and Cash					$9,950,937	$10,110,181	95.48%	$2,130,098	$1,970,854	$159,244

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(3)	Investment is secured but payment and collateral are subordinated to the debt of another creditor by contract.
(4)	Investment is convertible into common equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
At June 30, 2019, aggregate non-qualifying assets represented approximately 2.6% of our total assets.
(10)	At June 30, 2019, the estimated net unrealized gain for federal tax purposes was $333,370, based on a tax cost basis of $7,381,649.
At June 30, 2019, the estimated aggregate gross unrealized gain for federal income tax purposes was $2,192,293 and the estimated aggregate gross unrealized loss for federal income tax purposes was $1,858,922.

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

June 30, 2019

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

We primarily focus on investing in or lending to privately held and small-cap publicly traded U.S. companies, and making managerial assistance available to such companies. These investments are typically structured as purchases of preferred or common stock, investment contracts, or loans evidenced by promissory notes that may be convertible into stock by their terms or that may be accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investments may be made for purposes of financing acquisitions, recapitalizations, buyouts, organic growth and working capital. Our future revenues will relate to the gain we realize from the sale of securities we purchase, and to dividends and interest we derive from those securities. Our investment objective is to generate both current income and capital appreciation that ultimately result in gains. We are in the process of exploring a new business pursuit for the Company and expect to seek shareholder approval for us to withdraw our election to be treated as a BDC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

June 30, 2019

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

Effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. The Company elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition.  Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $57,523 each, as of January 1, 2019, with no impact on accumulated deficit. Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. Additional information and disclosures required by this new standard are contained in Note 10, 'Operating Leases'.

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

Management and service fees: We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2019 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$—	—%	$—	—%
Preferred Stock	150,000	2.0	300,000	3.9
Common Stock	6,254,077	82.8	6,401,390	83.0
Warrants	679	—	—	—
Other Equity	1,151,019	15.2	1,013,629	13.1
Total	$7,555,775	100.0%	$7,715,019	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Preferred Stock	$1,032,057	14.8%	$1,046,706	10.5%
Common Stock	4,775,072	68.6	7,899,857	79.3
Warrants	679	—	—	—
Other Equity	1,151,019	16.6	1,013,629	10.2
Total	$6,958,827	100.0%	$9,960,192	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2019:

	As of June 30, 2019
	Investments at	Percentage of
	Fair Value	Fair Value
Advertising	$—	—%
Business Services	142,314	1.9
Consumer	502,263	6.5
Financial	687,858	8.9
Healthcare	1,568,364	20.3
Industrial Goods	269,750	3.5
Information Technology	1,620,405	21.0
Leisure & Hospitality	1,544,882	20.0
Oil & Gas	488,629	6.3
Publishing	890,554	11.6
Total	$7,715,019	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2018:

	As of December 31, 2018
	Investments at	Percentage of
	Fair Value	Fair Value
Advertising	$—	—%
Business Services	226,226	2.3
Consumer	426,361	4.3
Education	9,370	0.1
Financial	319,780	3.2
Healthcare	1,339,009	13.4
Industrial Goods	187,601	1.9
Information Technology	1,525,770	15.3
Leisure & Hospitality	4,350,690	43.7
Oil & Gas	488,629	4.9
Publishing	1,086,756	10.9
Total	$9,960,192	100.0%

We do not “control,” and we are not an “affiliate” of (as each of those terms is defined in the 1940 Act), any of our portfolio companies as of June 30, 2019. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

June 30, 2019

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of June 30, 2019 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2019, according to the fair value hierarchy:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total

Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	6,401,390	—	—	6,401,390
Warrants	—	—	—	—
Other Equity	—	—	1,013,629	1,013,629
Total	$6,401,390	$—	$1,313,629	$7,715,019

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2019:

	For the six months ended June 30, 2019
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2019	$—	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation (depreciation)	—	12,478	(2,848,275)	—	—
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	—	(726,691)	(3,341,639)	—	—
Net realized gain (loss)	—	(45)	3,053,482	—	—
Balance as of June 30, 2019	$—	$300,000	$—	$—	$1,013,629

The net change in unrealized appreciation for the six months ended June 30, 2019 attributable to Level 3 portfolio investments still held as of June 30, 2019 is $0.

The following table lists our Level 3 investments held as of June 30, 2019 and the unobservable inputs used to determine their valuation:

	Security Type	6/30/19 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	company has substantial doubt being a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$1,313,629

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2018:

	For the year ended December 31, 2018
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

The following table lists our Level 3 investments held as of December 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	company has a substantial doubt being a going concern
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	714,258	announced merger of company
Bitesquad.com LLC	Common Stock	3,136,432	announced merger of company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$5,164,319

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable to BDCs generally describe as “affiliate transactions.” Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc., a company in which we made investments in common stock in each of March and July 2013.

•	Lantern Advisors, LLC is a limited liability company equally owned by Messrs. Geraci and Polinsky, and owns a cashless warrant to purchase up to 153,846 shares of Creative Realities, Inc. at a price of $0.70 per share through July 14, 2019. We made an initial investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in February 2015, and then a subsequent investment in secured convertible debt of Creative Realities (together with common stock purchase warrants) in December 2015. In December 2015, we also exchanged our common stock purchase warrant obtained in February 2015 for shares of Creative Realities common stock.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

•	On August 10, 2018, we entered into a loan transaction with a shareholder and her husband who own approximately 1,500,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Millennium Trust Company.

NOTE 6 — RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $1,875 and $8,750 to the plans for the three and six months ended June 30, 2019, respectively, and $1,875 and $3,750 to the plans for the three and six months ended June 30, 2018, respectively.

NOTE 7 – INCOME TAXES

We have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8 – SHAREHOLDERS’ EQUITY

At June 30, 2019, we had 11,067,402 shares of common stock issued and outstanding.

On February 15, 2019 we announced that our board of directors had approved a special cash dividend of $0.05 per common share. The dividend was paid on March 15, 2019 to stockholders of record as of the close of business on March 8, 2019.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

NOTE 9 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2019	2018
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,301,499)	$202,603
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.12)	$0.02

	For the Six Months Ended June 30,
	2019	2018
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$(136,830)	$742,193
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.01)	$0.07

NOTE 10 – OPERATING LEASES

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

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of June 30, 2019 was 4.5% and the weighted average remaining lease term is 3 years.

Under ASC 840, rent expense for office facilities for the three and six months ended June 30, 2018 was $22,689 and $45,364, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2019:

	Three-Month	Six-Month
	Ended	Ended
	June 30, 2019	June 30, 2019

Operating lease costs	$4,672	$9,451
Variable lease cost	4,084	8,257
Short-term lease cost	7,363	14,795
Total	$16,119	$32,503

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

Variable lease costs consist primarily of property taxes, insurance and common area or other maintenance costs for our leased facility.

Long-term Lease Maturity Schedule
2019	$9,976
2020	20,551
2021	21,161
2022	5,449
Total lease payments	57,137
Less: interest	(3,315)
Present value of lease liabilities	$53,822

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2019 through 2015:

		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015
Per Share Data (1)
Net asset value at beginning of period	$1.02	0.87	0.77	0.72	0.94
Net investment income (loss)	(0.03)	(0.02)	(0.02)	(0.01)	0.00
Net realized and unrealized gains (losses)	0.02	0.09	0.04	(0.02)	(0.03)
Payment of common stock dividend	(0.05)	—	—	—	—
Net asset value at end of period	$0.96	0.94	0.79	0.69	0.91

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.70	0.82	0.51	0.47	0.59
Shares outstanding at end of period	11,067,402	11,067,402	12,151,493	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,067,402	12,151,493	12,151,493	12,151,493
Net assets at end of period	$10,588,689	11,278,889	9,555,551	8,354,165	11,086,311
Average net assets (2)	$12,304,975	9,955,674	9,504,851	8,670,320	11,525,839
Total investment return	(5.88)%	8.05%	2.60%	(4.17)%	(3.19)%
Portfolio turnover rate (3)	7.11%	11.55%	11.87%	11.90%	12.52%
Ratio of operating expenses to average net assets (3)	(7.70)%	(6.98)%	(7.38)%	(3.30)%	(2.49)%
Ratio of net investment income (loss) to average net assets (3)	(6.40)%	(5.53)%	(5.89)%	(2.86)%	0.07%
Ratio of realized gains (losses) to average net assets (3)	57.36%	(12.79)%	16.51%	(12.02)%	5.07%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2019, we made $875,160 of investments in portfolio companies and had $3,380,422 of redemptions and repayments, resulting in net investments at amortized cost of $7,555,775 at the end of the period.

During the six months ended June 30, 2018, we made $2,024,644 of investments in portfolio companies and had $1,149,586 of redemptions and repayments, resulting in net investments at amortized cost of $6,790,708 at the end of the period.

Our portfolio composition by major class, based on fair value at June 30, 2019, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$-	-%
Unsecured Loans	-	-
Equity/Other	7,715,019	100.0
Total	$7,715,019	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total investment income	$42,949	$39,050	$82,368	$73,575
Total expenses	(281,951)	(164,151)	(479,287)	(350,732)
Net investment loss	$(239,002)	$(125,101)	$(396,919)	$(277,157)

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

For the three and six months ended June 30, 2019, our total investment income was $42,949 and $82,368, and was attributable to interest income from one eligible portfolio company, DBR Enclave LLC, and our note receivable, and dividend payments received on account of investments in four eligible portfolio companies - Educational Development Corp., Simulations Plus, Inc, Taitron Components, Inc., and TESSCO Technologies, Inc, and dividends received on account of investments in two non-eligible portfolio companies. For the three and six months ended June 30, 2018, our total investment income was $39,050 and $73,575, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and dividend payments received on account of investments in three eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., and Educational Development Corp., and dividends received on account of investments in four non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2019 and June 30, 2018 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Expense item	2019	2018	2019	2018
Professional fees	$46,743	$45,192	$98,839	$105,473
Payroll	168,259	56,272	226,591	117,325
Occupancy	16,385	22,547	40,866	45,302
Insurance	21,117	19,583	41,632	38,474
Directors’ fees	22,500	15,000	45,000	30,000
Depreciation and amortization	643	2,670	1,287	5,341
Other general and administrative	6,304	2,887	25,072	8,817
Total	$281,951	$164,151	$479,287	$350,732

For the three and six months ended June 30, 2019, our payroll expense was $168,259 and $226,591, respectively. For the three and six months ended June 30, 2018, our payroll expense was $56,272 and $117,325, respectively. The increase for the second quarter is due to a bonus payment made during the second quarter to management.

For the three and six months ended June 30, 2019, our occupancy expense was $16,385 and $40,866, respectively. For the three and six months ended June 30, 2018, our occupancy expense was $22,547 and $45,302, respectively. The decrease for the second quarter is due to the new lease agreements which became effective in 2019.

Net Realized Gain from Investments

For the three and six months ended June 30, 2019, we had $573,844 and $3,380,422, respectively, of principal repayments, resulting in $31,364 and $3,102,210, respectively, of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings. For the three and six months ended June 30, 2018, we had $1,071,055 and $1,149,586, respectively, of principal repayments, resulting in ($705,189) and ($653,437), respectively, of realized losses. The losses in the second quarter of 2018 were primarily from our $100,000 settlement of the Mix 1 litigation.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2019, our investments had $1,093,861 and $2,842,121, of unrealized depreciation, respectively. For the three and six months ended June 30, 2018, our investments had $1,032,893 and $1,672,787 of unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2019, we recorded a net decrease in net assets from operations of $1,301,499 and $136,830, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2019, our per-share net decrease in net assets from operations was $0.12 and $0.01, respectively. For the three and six months ended June 30, 2018, we recorded a net increase in net assets from operations of $202,603 and $742,193, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2018, our per-share net increase in net assets from operations was $0.02 and $0.07, respectively.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the six months ended June 30, 2019, net cash provided in operating activities was $1,982,411. Cash flows provided in operating activities for the six months ended June 30, 2019 were primarily related to redemptions and repayments of investments of $3,380,422, offset mostly by purchases of investments totaling $875,160. For the six months ended June 30, 2018, net cash used in operating activities was $1,031,089. Cash flows used in operating activities for the six months ended June 30, 2018 were primarily related to purchases of investments of $2,024,644, offset mostly by redemptions and repayments of investments totaling $1,149,586.

FINANCIAL CONDITION

As of June 30, 2019, we had cash of $2,395,162, an increase of $1,429,041 from December 31, 2018. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2019, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this section of our report are forward-looking statements based on our management’s current expectations for our company. These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us. Some of the forward-looking statements contained in this report relate to, and are based our current assumptions regarding, the following:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the outcome of compliance inspections conducted from time to time by the SEC’s Office of Compliance and Inspections;
•	the success of our investments;
•	our relationships with third parties;
•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	the adequacy of our cash resources and working capital;
•	the timing of, and ultimately our ability to, withdraw our election to be treated as a BDC; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2019.

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

MILL CITY VENTURES III, LTD.

Date: August 21, 2019	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: August 21, 2019	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

- 25 -