Form 10-Q
period 2019-09-30
Mill City Ventures III, Ltd
filed 2019-11-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 14, 2019, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investments, at fair value:	$4,047,007	$9,960,192
Non-control/non-affiliate investments (cost: $5,465,056 and $6,958,827 respectively)
Cash	5,843,969	966,121
Note receivable	250,000	250,000
Prepaid expenses	54,145	47,156
Receivable for sale of investments	31,947	18,999
Interest and dividend receivables	81,000	72,901
Right-of-use lease asset	45,063	—
Property and equipment, net	2,715	4,645
Total Assets	$10,355,846	$11,320,014

LIABILITIES
Investments held short, at fair value (proceeds: $30,119 and $0, respectively)	$25,700	$—
Accounts payable	37,320	41,125
Lease liability	49,423	—
Total Liabilities	112,443	41,125
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,268,715)	(1,725,097)
Accumulated undistributed net realized gains on investment transactions	4,299,693	376,566
Net unrealized appreciation (depreciation) in value of investments	(1,413,630)	3,001,365
Total Shareholders' Equity (net assets)	10,243,403	11,278,889
Total Liabilities and Shareholders' Equity	$10,355,846	$11,320,014
Net Asset Value Per Common Share	$0.93	$1.02

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income
Interest income	$28,241	$21,856	$83,917	$81,508
Dividend income	14,766	10,144	41,458	24,067
Total Investment Income	43,007	32,000	125,375	105,575
Operating Expenses
Professional fees	69,503	33,317	168,342	138,790
Payroll	56,768	51,814	283,359	169,139
Insurance	20,487	21,226	62,119	59,700
Occupancy	16,384	22,660	57,250	67,962
Director's fees	22,500	15,000	67,500	45,000
Depreciation and amortization	643	2,671	1,930	8,012
Other general and administrative	3,421	2,652	28,493	11,469
Total Operating Expenses	189,706	149,340	668,993	500,072
Net Investment Loss	$(146,699)	$(117,340)	$(543,618)	$(394,497)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	1,374,287	74,696	4,476,497	(578,741)
Net change in unrealized appreciation (depreciation) on investments	(1,572,874)	567,436	(4,414,995)	2,240,223
Net Realized and Unrealized Gain (Loss) on Investments	(198,587)	642,132	61,502	1,661,482
Net Increase (Decrease) in Net Assets Resulting from Operations	$(345,286)	$524,792	$(482,116)	$1,266,985

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.03)	$0.05	$(0.04)	$0.11

Weighted-average number of common shares outstanding	11,067,402	11,067,402	11,067,402	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciaton) in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689
Dividend Distribution		—	—	—	—	—	—	—
Undistributed net investment loss		—	—	—	(146,699)	—	—	(146,699)
Undistributed net realized gain on investment transactions		—	—	—	—	1,374,287	—	1,374,287
Depreciation in value of investments		—	—	—	—	—	(1,572,874)	(1,572,874)
Balance as of September 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,268,715)	$4,299,693	$(1,413,630)	$10,243,403

Three Months Ended September 30, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,471,930)	$304,381	$1,912,902	$10,371,408
Undistributed net investment loss		—	—	—	(117,340)	—	—	(117,340)
Undistributed net realized gain on investment transactions		—	—	—	—	74,696	—	74,696
Appreciation in value of investments		—	—	—	—	—	567,436	567,436
Balance as of September 30, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,589,270)	$379,077	$2,480,338	$10,896,200

Nine Months Ended September 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend Distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(543,618)	—	—	(543,618)
Undistributed net realized gain on investment transactions		—	—	—	—	4,476,497	—	4,476,497
Depreciation in value of investments		—	—	—	—	—	(4,414,995)	(4,414,995)
Balance as of September 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,268,715)	$4,299,693	$(1,413,630)	$10,243,403

Nine Months Ended September 30, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2017	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,194,773)	$957,818	$240,115	$9,629,215
Undistributed net investment loss		—	—	—	(394,497)	—	—	(394,497)
Undistributed net realized loss on investment transactions		—	—	—	—	(578,741)	—	(578,741)
Appreciation in value of investments		—	—	—	—	—	2,240,223	2,240,223
Balance as of September 30, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,589,270)	$379,077	$2,480,338	$10,896,200

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(482,116)	$1,266,985
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	4,414,995	(2,240,223)
Net realized gain or loss on investments	(4,476,497)	578,741
Payments for purchases of investments	(875,160)	(2,955,675)
Payments for purchases of investments sold short	—	(379,781)
Proceeds from sales of investments	6,845,428	2,059,187
Proceeds from sales of investments sold short	30,119	359,161
Depreciation & amortization expense	1,930	8,012
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,471	(7,626)
Interest and dividends receivable	(8,099)	(23,486)
Receivable for investment sales	(12,948)	267,119
Accounts payable and other liabilities	(11,905)	(9,106)
Deferred rent	—	(1,190)
Payable for investment purchase	—	(106,222)
Net cash provided (used) in operating activities	5,431,218	(1,184,104)
Cash flows from financing activities:
Payments for common stock dividend	(553,370)	—
Net cash used by financing activities	(553,370)	—
Net increase (decrease) in cash	4,877,848	(1,184,104)
Cash, beginning of period	966,121	2,158,314
Cash, end of period	$5,843,969	$974,210

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

Investments (1)	Investment Type (5)	Interest Rate (2)(6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—

Consumer
BBQ Holdings, Inc.	Common Stock	n/a	n/a	4,999	17,496	24,445		6,949	—	6,949
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	110,000		—	89,118	(89,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	3,000	8,915	10,080		1,165	—	1,165
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	15,000		—	86,019	(86,019)
					326,548	159,525	1.56%	8,114	175,137	(167,023)
Financial
Ladenburg Thalmann	Common Stock (9)	n/a	n/a	40,000	115,973	94,800		—	21,173	(21,173)
Manning & Napier, Inc.	Common Stock	n/a	n/a	86,700	188,970	162,996		—	25,974	(25,974)
MoneyGram International, Inc.	Common Stock (8)	n/a	n/a	30,000	61,984	119,400		57,416	—	57,416
					366,927	377,196	3.68%	57,416	47,147	10,269
Healthcare
HemaCare Corp.	Common Stock (8)	n/a	n/a	60,000	180,975	1,092,000		911,025	—	911,025
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
					181,654	1,092,000	10.66%	911,025	679	910,346
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	4,922	41,709	40,459		—	1,250	(1,250)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	34,627		—	4,904	(4,904)
					81,240	75,086	0.73%	—	6,154	(6,154)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	9,934	18,582	22,152		3,570	—	3,570
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	75,000		75,000	—	75,000
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	56,600		15,305	—	15,305
					209,877	453,752	4.43%	243,875	—	243,875
Leisure & Hospitality
Waitr Holdings	Common Stock	n/a	n/a	166,118	1,870,489	213,462		—	1,657,027	(1,657,027)
Waitr Holdings	Common Stock	n/a	n/a	(20,000)	(30,119)	(25,700)		4,419	—	4,419
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					2,340,370	687,762	6.72%	4,419	1,657,027	(1,652,608)
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	388,629		—	161,371	(161,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	388,629	3.79%	—	891,371	(891,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	787,357	7.69%	152,604	13,568	139,036

Total Equity Investments					5,434,937	4,021,307	39.26%	1,377,453	2,791,083	(1,413,630)

Total Cash					5,843,969	5,843,969	57.05%	—	—	—

Total Investments and Cash					$11,278,906	$9,865,276	96.31%	$1,377,453	$2,791,083	$(1,413,630)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
At September 30, 2019, aggregate non-qualifying assets represented approximately 0.9% of our total assets.
(10)	At September 30, 2019, the estimated net unrealized loss for federal tax purposes was $1,239,503, based on a tax cost basis of $5,260,810.
At September 30, 2019, the estimated aggregate gross unrealized gain for federal income tax purposes was $1,339,648 and the estimated aggregate gross unrealized loss for federal income tax purposes was $2,579,151.

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Investments (1)	Investment Type	Interest Rate (2)	Maturity Date	Principal Amount	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Business Services
Park City Group Inc.	Common Stock	n/a	n/a	10,000	68,222	59,700		—	8,522	(8,522)
Qualstar Corp.	Common Stock	n/a	n/a	11,299	61,455	59,320		—	2,135	(2,135)
Spar Group Inc.	Common Stock (8)	n/a	n/a	200,012	284,592	107,206		—	177,386	(177,386)
					414,269	226,226	2.01%	—	188,043	(188,043)
Consumer
Famous Daves of America, Inc.	Common Stock	n/a	n/a	38,963	154,409	178,840		24,431	—	24,431
Gaia, Inc.	Common Stock	n/a	n/a	10,000	157,047	103,600		—	53,447	(53,447)
HG Holdings, Inc.	Common Stock (8)	n/a	n/a	200,000	199,118	87,000		—	112,118	(112,118)
NTN Buzztime Inc.	Common Stock	n/a	n/a	16,370	46,437	31,921		—	14,516	(14,516)
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	25,000		—	76,019	(76,019)
					658,030	426,361	3.78%	24,431	256,100	(231,669)
Education
Nat'l Amer. Univ. Holdings, Inc.	Common Stock	n/a	n/a	52,053	59,123	9,370	0.08%	—	49,753	(49,753)
Financial
OTC Markets Group Cl A	Common Stock	n/a	n/a	7,000	118,889	203,280		84,391	—	84,391
Ladenburg Thalmann	Common Stock (9)	n/a	n/a	50,000	145,364	116,500		—	28,864	(28,864)
					264,253	319,780	2.84%	84,391	28,864	55,527
Healthcare
Reshape Life Sciences Inc Pfd Conv Ser B	Preferred LLC Units (4) (8)	n/a	n/a	156	155,321	32,448		—	122,873	(122,873)
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
HemaCare Corp.	Common Stock (8)	n/a	n/a	134,697	416,222	1,306,561		890,339	—	890,339
					572,222	1,339,009	11.87%	890,339	123,552	766,787
Industrial Goods
CPI Aerostructures Inc.	Common Stock	n/a	n/a	25,000	229,832	159,250		—	70,582	(70,582)
Optex Systems Holdings, Inc.	Common Stock	n/a	n/a	21,642	39,531	28,351		—	11,180	(11,180)
					269,363	187,601	1.66%	—	81,762	(81,762)
Information Technology
Franklin Wireless Corp.	Common Stock	n/a	n/a	38,189	71,435	86,689		15,254	—	15,254
Gogo Inc.	Common Stock	n/a	n/a	10,000	57,640	29,900		—	27,740	(27,740)
Insite Software Solutions, Inc	Warrants (8)	n/a	12/30/2023	108,960	—	—		—	—	—
Intelligent Systems Corp.	Common Stock	n/a	n/a	9,671	130,269	124,949		—	5,320	(5,320)
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
Microvision, Inc.	Common Stock	n/a	n/a	5,000	6,250	3,020		—	3,230	(3,230)
Points International, Inc.	Common Stock	n/a	n/a	8,000	98,932	79,680		—	19,252	(19,252)
Simulations Plus, Inc.	Common Stock	n/a	n/a	24,001	237,363	477,611		240,248	—	240,248
Taitron Components Inc.	Common Stock	n/a	n/a	20,000	41,295	34,600		470	7,165	(6,695)
TESSCO Technologies Inc.	Common Stock	n/a	n/a	20,074	346,203	240,888		—	105,315	(105,315)
Travelzoo, Inc.	Common Stock	n/a	n/a	15,100	138,966	148,433		11,159	1,692	9,467
					1,278,353	1,525,770	13.53%	417,131	169,714	247,417
Leisure & Hospitality
Bitesquad.com LLC	Preferred LLC Units (4) (8)	n/a	n/a	13,227	726,736	714,258		—	12,478	(12,478)
Bitesquad.com LLC	Common Stock (8)	n/a	n/a	60,316	288,157	3,136,432		2,848,275	—	2,848,275
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	500,000	500,000	500,000		—	—	—
					1,514,893	4,350,690	38.57%	2,848,275	12,478	2,835,797
Oil & Gas
Northern Capital Partners I, LP	LP Units (8)	n/a	n/a	550,000	550,000	488,629		—	61,371	(61,371)
Southern Plains Resources, Inc.	Common Stock (8)	n/a	n/a	600,000	730,000	—		—	730,000	(730,000)
					1,280,000	488,629	4.33%	—	791,371	(791,371)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	127,404	648,321	1,086,756	9.64%	438,435	—	438,435

Total Equity Investments					$6,958,827	$9,960,192	88.31%	$4,703,002	$1,701,637	$3,001,365

Total Cash					966,121	966,121	8.57%	—	—	—

Total Investments and Cash					$7,924,948	$10,926,313	96.87%	$4,703,002	$1,701,637	$3,001,365

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(4)	Investment is secured by equity of the issuer.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
(9)	Investment is neither a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, nor a restricted security.
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

September 30, 2019

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

September 30, 2019

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

September 30, 2019

Management and service fees: We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2019 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of September 30, 2019
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Senior Secured Loans	$—	—%	$—	—%
Preferred Stock	150,000	2.8	300,000	7.5
Common Stock	4,163,358	76.6	2,768,378	68.8
Common Stock, held short	(30,119)	(0.6)	(25,700)	(0.6)
Warrants	679	—	75,000	1.8
Other Equity	1,151,019	21.2	903,629	22.5
Total	$5,434,937	100.0%	$4,021,307	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2018 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2018
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Preferred Stock	$1,032,057	14.8%	$1,046,706	10.5%
Common Stock	4,775,072	68.6	7,899,857	79.3
Warrants	679	—	—	—
Other Equity	1,151,019	16.6	1,013,629	10.2
Total	$6,958,827	100.0%	$9,960,192	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2019:

	As of September 30, 2019
	Investments at	Percentage of
	Fair Value	Fair Value
Advertising	$—	—%
Consumer	159,525	4.0
Financial	377,196	9.4
Healthcare	1,092,000	27.1
Industrial Goods	75,086	1.9
Information Technology	453,752	11.3
Leisure & Hospitality	687,762	17.1
Oil & Gas	388,629	9.6
Publishing	787,357	19.6
Total	$4,021,307	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

We do not “control,” and we are not an “affiliate” of (as each of those terms is defined in the 1940 Act), any of our portfolio companies as of September 30, 2019. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

September 30, 2019

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of September 30, 2019 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2019, according to the fair value hierarchy:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	2,768,378	—	—	2,768,378
Common Stock, held short	(25,700)	—	—	(25,700)
Warrants	—	—	75,000	75,000
Other Equity	—	—	903,629	903,629
Total	$2,742,678	$—	$1,278,629	$4,021,307

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2019:

	For the nine months ended September 30, 2019
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2019	$—	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation (depreciation)	—	12,478	(2,848,275)	75,000	(110,000)
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	—	(726,691)	(3,341,639)	—	—
Net realized gain (loss)	—	(45)	3,053,482	—	—
Balance as of September 30, 2019	$—	$300,000	$—	$75,000	$903,629

The net change in unrealized depreciation for the nine months ended September 30, 2019 attributable to Level 3 portfolio investments still held as of September 30, 2019 is $35,000.

The following table lists our Level 3 investments held as of September 30, 2019 and the unobservable inputs used to determine their valuation:

	Security Type	9/30/19 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$75,000	proposed acquisition transaction
Tzfat Spirits of Israel, LLC	Other Equity	15,000	last funding secured by company
Kwikbit, Inc. (fka MAX 4G, Inc.)	Preferred Stock	300,000	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	388,629	analysis of issuer provided financials and management commentary
Southern Plains Resources, Inc.	Common Stock	—	company has ceased operations
		$1,278,629

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2018:

	For the year ended December 31, 2018
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2018	$500,000	$1,026,736	$1,293,490	$—	$1,013,629
Net change in unrealized appreciation (depreciation)	750,000	(12,478)	1,842,942	—	—
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	(550,000)	—	—	—	—
Net realized gain (loss)	(700,000)	—	—	—	—
Balance as of December 31, 2018	$—	$1,014,258	$3,136,432	$—	$1,013,629

The net change in unrealized appreciation for the year ended December 31, 2018 attributable to Level 3 portfolio investments still held as of December 31, 2018 was $1,830,464, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of December 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	warrants are not in the money
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
Kwikbit, Inc. (fka MAX 4G, Inc.)	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	714,258	announced merger of company
Bitesquad.com LLC	Common Stock	3,136,432	announced merger of company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
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

September 30, 2019

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

NOTE 6 – RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $1,875 and $10,625 to the plans for the three and nine months ended September 30, 2019, respectively, and $1,875 and $5,625 to the plans for the three and nine months ended September 30, 2018, respectively.

NOTE 7 – INCOME TAXES

We have made no provision for income taxes. The characterization of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

NOTE 8 – SHAREHOLDERS’ EQUITY

At September 30, 2019, we had 11,067,402 shares of common stock issued and outstanding.

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

NOTE 9 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2019	2018
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$(345,286)	$524,792
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.03)	$0.05

	For the Nine Months Ended September 30,
	2019	2018
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$(482,116)	$1,266,985
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.04)	$0.11

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of September 30, 2019 was 4.5% and the weighted average remaining lease term is 3 years.

Under ASC 840, rent expense for office facilities for the three and nine months ended September 30, 2018 was $22,689 and $45,364, respectively.

The components of our operating lease were as follows for the three and nine months ended September 30, 2019:

	Three-Month	Nine-Month
	Ended	Ended
	September 30, 2019	September 30, 2019

Operating lease costs	$4,779	$14,229
Variable lease cost	4,173	12,430
Short-term lease cost	7,432	22,228
Total	$16,384	$48,887

Variable lease costs consist primarily of property taxes, insurance and common area or other maintenance costs for our leased facility.

Long-term Lease Maturity Schedule
2019	$9,803
2020	20,551
2021	21,161
2022	5,449
Total lease payments	56,964
Less: interest	(7,541)
Present value of lease liabilities	$49,423

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2019 through 2015:

	Nine Months Ended September 30,
	2019	2018	2017	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$1.02	0.87	0.77	0.72	0.94
Net investment income (loss)	(0.05)	(0.04)	(0.04)	(0.01)	0.00
Net realized and unrealized gains (losses)	0.01	0.15	0.06	(0.01)	(0.25)
Repurchase of common stock	—	—	0.04	—	—
Payment of common stock dividend	(0.05)	—	—	—	—
Net asset value at end of period	$0.93	0.98	0.83	0.70	0.69

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.36	0.89	0.59	0.52	0.48
Shares outstanding at end of period	11,067,402	11,067,402	11,067,402	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,067,402	12,131,638	12,151,493	12,151,493
Net assets at end of period	$10,243,403	10,896,200	9,208,588	8,507,419	8,450,669
Average net assets (2)	$11,888,744	10,134,256	9,446,407	8,601,680	11,131,655
Total investment return	(3.92)%	12.64%	2.60%	(2.78)%	(26.60)%
Portfolio turnover rate (3)	7.36%	23.86%	21.01%	16.07%	13.15%
Ratio of operating expenses to average net assets (3)	(7.45)%	(6.54)%	(7.21)%	(6.51)%	(5.16)%
Ratio of net investment income (loss) to average net assets (3)	(6.07)%	(5.17)%	(5.47)%	(2.52)%	(0.57)%
Ratio of realized gains (losses) to average net assets (3)	53.31%	(7.56)%	4.89%	(5.35)%	3.70%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2019, we made $875,160 of investments in portfolio companies and had $6,875,547 of redemptions and repayments, resulting in net investments at amortized cost of $5,434,937 at the end of the period.

During the nine months ended September 30, 2018, we made $3,335,456 of investments in portfolio companies and had $2,418,348 of redemptions and repayments, resulting in net investments at amortized cost of $7,339,112 at the end of the period.

Our portfolio composition by major class, based on fair value at September 30, 2019, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$-	-%
Unsecured Loans	-	-
Equity/Other	4,021,307	100.0
Total	$4,021,307	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total investment income	$43,007	$32,000	$125,375	$105,575
Total expenses	(189,706)	(149,340)	(668,993)	(500,072)
Net investment loss	$(146,699)	$(117,340)	$(543,618)	$(394,497)

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

For the three and nine months ended September 30, 2019, our total investment income was $43,007 and $125,375, and was attributable to interest income from one eligible portfolio company, DBR Enclave LLC, and our note receivable, and dividend payments received on account of investments in four eligible portfolio companies - Educational Development Corp., Simulations Plus, Inc, Taitron Components, Inc., and TESSCO Technologies, Inc, and dividends received on account of investments in two non-eligible portfolio companies. For the three and nine months ended September 30, 2018, our total investment income was $32,000 and $105,575, and was attributable to interest income from two eligible portfolio companies, Bravo Financial, LLC and DBR Enclave LLC, and one non-eligible portfolio company, and dividend payments received on account of investments in three eligible portfolio companies - OTC Markets Group Cl A, Simulations Plus, Inc., and Educational Development Corp., and dividends received on account of investments in five non-eligible portfolio companies.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2019 and September 30, 2018 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Expense item	2019	2018	2019	2018
Professional fees	$69,503	$33,317	$168,342	$138,790
Payroll	56,768	51,814	283,359	169,139
Occupancy	16,384	22,660	57,250	67,962
Insurance	20,487	21,226	62,119	59,700
Directors’ fees	22,500	15,000	67,500	45,000
Depreciation and amortization	643	2,671	1,930	8,012
Other general and administrative	3,421	2,652	28,493	11,469
Total	$189,706	$149,340	$668,993	$500,072

For the three and nine months ended September 30, 2019, our payroll expense was $56,768 and $283,359, respectively. For the three and nine months ended September 30, 2018, our payroll expense was $51,814 and $169,139, respectively. The increase for the nine-month period is due to a bonus payment made during 2019 to management.

For the three and nine months ended September 30, 2019, our occupancy expense was $16,384 and $57,250, respectively. For the three and nine months ended September 30, 2018, our occupancy expense was $22,660 and $67,962, respectively. The decrease for the nine-month period is due to the new lease agreements which became effective in 2019.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2019, we had $3,495,125 and $6,875,547, respectively, of principal repayments, resulting in $1,374,287 and $4,476,49 , respectively, of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings. For the three and nine months ended September 30, 2018, we had $1,268,762 and $2,418,348, respectively, of principal repayments, resulting in $74,696 and ($578,741), respectively, of realized gains (losses). The losses in the nine-month period of 2018 were primarily from our $100,000 settlement of the Mix 1 litigation.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2019, our investments had $1,572,874 and $4,414,995, of unrealized depreciation, respectively. For the three and nine months ended September 30, 2018, our investments had $567,436 and $2,240,223 of unrealized appreciation, respectively. The decrease during the third quarter is primarily due to our holding in Waitr Holdings, which has experienced an 88% decline in value during 2019.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2019, we recorded a net decrease in net assets from operations of $345,286 and $482,116, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2019, our per-share net decrease in net assets from operations was $0.03 and $0.04, respectively. For the three and nine months ended September 30, 2018, we recorded a net increase in net assets from operations of $524,792 and $1,266,985, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2018, our per-share net increase in net assets from operations was $0.05 and $0.11, respectively.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the nine months ended September 30, 2019, net cash provided in operating activities was $5,431,218. Cash flows provided in operating activities for the nine months ended September 30, 2019 were primarily related to redemptions and repayments of investments of $6,875,547, offset mostly by purchases of investments totaling $875,160. For the nine months ended September 30, 2018, net cash used in operating activities was $1,184,104. Cash flows used in operating activities for the nine months ended September 30, 2018 were primarily related to purchases of investments of $3,335,456, offset mostly by redemptions and repayments of investments totaling $2,418,348.

FINANCIAL CONDITION

As of September 30, 2019, we had cash of $5,843,969, an increase of $4,877,848 from December 31, 2018. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2019, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2019.

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

MILL CITY VENTURES III, LTD.

Date: November 14, 2019	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer