Form 10-K
period 2019-12-31
Mill City Ventures III, Ltd
filed 2020-03-30
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2019 was approximately $1,131,578 based on the closing sales price of $0.59 per share as reported on the OTCPK. As of March 30, 2020, there were 11,067,402 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

PART I

ITEM 1 BUSINESS

Overview

Mill City Ventures III, Ltd., formerly known as Poker Magic, Inc. (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. Until December 13, 2012, we were a developmentstage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. On February 7, 2013, we filed Form N-54A to become a business development company (“BDC”) under the 1940 Act. We operated as a BDC until we withdrew our election to be treated as a BDC by filing a Form N-54C with SEC on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC, and we are seeking opportunities to invest in or acquire one or more businesses. Nevertheless, any investment we make in business will be limited and structured in such a way as to ensure that no more than 40% of our total assets consist of investment securities to avoid inadvertent regulatory requirements under the 1940 Act.

Business as a BDC

As a BDC, we primarily focused on investing in or lending to private and smallcapitalization public companies and making managerial assistance available to such companies. Our investments included stock of or membership interests (typically referred to as units) in private companies, smallcap public company stocks, and promissory notes. In some cases the stock or membership interests we acquired was preferred stock or units, and in other cases the stock or membership interests acquired was common stock or units. In connection with our investments in promissory notes, we also obtained warrants to purchase common stock.

A BDC generally provides shareholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerginggrowth or expansion-stage companies that are privately or publicly owned. Revenues from our operations as a BDC relate to the earnings we received from our portfolio investments.

Our 2019 Portfolio

At December 31, 2019, we held investments in eight portfolio companies, which had an aggregate amortized cost of $1,976,370 and a fair value of $1,740,897. At December 31, 2018, we held 24 eligible portfolio investments, which had an aggregate amortized cost of $6,193,461 and a fair value of $9,354,622. Our portfolio investments at December 31, 2019 were as follows:

•	300,000 shares of Series B Convertible Preferred Stock of Kwikbit, Inc. At December 31, 2019, our cost for this holding was $150,000 and the fair value was $300,000.

•	55,000 Class A Membership Units of Tzfat Spirits of Israel, LLC. At December 31, 2019, our cost for this holding was $101,019 and our fair value was $15,000.

•	550,000 Membership Units of Northern Capital Partners I, LP. At December 31, 2019, our cost was $550,000 and fair value for this holding was $150,000.

•	Warrants to purchase 35,714 shares of common stock of Creative Realities Inc. At December 31, 2019, our aggregate cost and fair value for this holding was $0.

•	$369,200 Membership Interest in DBR Enclave U.S. Investors, LLC. At December 31, 2019, our cost and fair value for this holding was $369,200.

•	Warrants to purchase 566 shares of common stock of Reshape Life Sciences, Inc. At December 31, 2019, our aggregate cost for this holding was $679 and our fair value was $0.

•	86,700 common shares of Manning & Napier, Inc. At December 31, 2019, our cost and fair value for this holding was $188,969 and $150,858, respectively.

•	122,304 common shares of Educational Development Corp. At December 31, 2019, our cost and fair value for this holding was $616,503 and $755,839, respectively.

Dispositions of Investments

In 2019, we disposed of a substantial portion of the investments we had earlier made as a BDC. These dispositions were effected by management in an orderly fashion, at prices management believed to be fair, and at times management believed to advantageous. In all, we disposed of $9,110,237 in investments, nearly all of which remains as cash as of the time of this report.

Management

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, both serve as our senior management team.

Strategic Direction

As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC. Although we are no longer a BDC and are no longer governed by the 1940 Act, we have yet to acquire a new operating business or decide upon a new business plan. In general, while we are presently seeking opportunities to invest in or acquire one or more businesses, we have determined that any investment we make to acquire or begin operating a new business will be limited and structured in such a way as to ensure that we will not again become subject to the 1940 Act.

Pending our acquisition of a business or investments we may make, we intend to keep the majority of assets in cash, cash equivalents such as money-market investments, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

Risks Related to our Business

Because we have not definitively settled on a particular line of business as of the date of this filing, investors in our common stock risk investing in a business or model in which they presently cannot identify and evaluate business risks.

On December 27, 2019, we withdrew our election to be treated as a business development company (BDC) after having received approval for such action from our shareholders. As a result of that action and the gradual disposition of investments we made earlier, fewer than 40% of our total assets are presently composed of investment securities. Accordingly, we are no longer subject to the provisions of the Investment Company Act of 1940.

After the date of the withdrawal of our BDC election and through the date on which this report was filed, we consummated one additional investment in a short-term promissory note issued by a real estate concern. We structured that investment, however, in such a way that it would not constitute an “investment security” for purposes of the Investment Company Act. For the time being, we expect to continue availing ourselves of suitable investment opportunities as they arise and structuring any such investments we do make so as to prevent the Company from being subject to the Investment Company Act. In this regard, we are presently industry agnostic and seeking to avoid concentrations of investments in any one company that would exceed 40% of our total assets. At the same time, we are seeking and considering one or more new lines of business, which we may pursue through acquisition or organic development. In sum, we are seeking new business opportunities that may involve an acquisition or our own development of a new business; but pending identifying and executing on any such opportunity, we intend to remain opportunistic with our cash assets in hopes of consummating investments that earn a return for the Company and our investors, while being careful to structure such investments in ways that avoid causing the Company to become an “investment company” regulated under the Investment Company Act of 1940.

Regardless of the strategic course our management and board eventually determine to take, for the time being our opportunistic approach to investment opportunities presents unique risks to investors in our common stock that are extremely difficult to quantify. As such, investors are practically unable to identify specific or general risks and evaluate those risks in light of their own risk tolerances. This makes an investment in our common stock particularly risky inasmuch as the strategic direction we eventually take may be inconsistent with an investor’s risk tolerance or interest as an investor. This fact, combined with the general illiquidity of our common stock (discussed below), presents significant and meaningful risk that an investor in our common stock may disagree or otherwise be uncomfortable with our strategic direction, and may have difficulty selling our stock at times and at prices they believe are desirable or appropriate. This could cause investors to experience significant losses in any investment in our common stock.

We have no relevant operating history upon which to evaluate our business.

Given the recent withdrawal of our election to be treated as a BDC under the Investment Company Act of 1940, and our determination to not again become subject to the Investment Company Act of 1940, the financial results included in this report relate to business operations in which we are no longer engaged. Given that fact, and that we have not definitively settled upon a particular line of business, investors have little means to evaluate the likelihood of our future success.

We may need to raise additional capital in the near future to fund operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future, and has not potential or actual plans to seek additional financing. Nevertheless, if we determine to acquire an existing business, or make one or more significant investments, we may require additional financing.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable or acceptable to us if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders. If adequate funds are not available on acceptable terms, we may be unable to consummate acquisitions or investments desired by our management and board.

Our ability to avail ourselves of future acquisition and investment opportunities as they arise, and any need we may have for additional capital, will almost certainly be affected by general economic conditions.

General economic conditions will almost certainly impact our ability to (i) identify and pursue acquisition and investment opportunities, and (ii) if necessary, seek and obtain additional financing on terms acceptable or favorable to us, if at all. Therefore, a deterioration in general economic conditions may slow the reorientation of our strategic direction.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of our senior management personnel. In particular, the Company is materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company. Although we currently have employment agreements with these individuals, these agreements will not necessarily prevent the departure of these executives, whether due to death, disability, retirement or otherwise. Any loss of services provided by these executives would likely have a material and adverse effect on our operations and ability to execute our business plans.

Our articles of incorporation grant our board of directors the power to designate and issue additional shares and classes of common and preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Pursuant to authority granted by our articles of incorporation, our board of directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate, and may establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of new classes or series of stock that may be so designated and issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock—common or preferred—will dilute the ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Our stock is thinly traded, which may make it difficult to sell shares of our common stock.

Our common stock is thinly traded on Pink Sheets and we expect that our common stock will remain thinly traded for the foreseeable future. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

We may not pay dividends on our common stock.

We may not pay cash dividends on our common stock and have only a limited history of paying dividends, which history relates to the period of time during which we operated as a BDC. Accordingly, investors in our common stock may only obtain a return on their investment, if any, upon a subsequent sale of shares.

ITEM 2 PROPERTIES

On January 1, 2019 we adopted ASU No. 2016-2, Leases (Topic 842), and its amendments and elected the effective date transition method.

The Company is subject to two operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

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

Under ASC 840, rent expense for office facilities for the year ended December 31, 2019 was $73,685.

ITEM 3 LEGAL PROCEEDINGS

None.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTC Pink Sheets under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCPK in 2019 and 2018. These quotations reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year/Quarter	2019	2018
First Quarter	$ 1.70 0.47	$ 0.75 0.50
Second Quarter	$ 0.70 0.58	$ 0.61 0.40
Third Quarter	$ 0.59 0.46	$ 0.60 0.45
Fourth Quarter	$ 0.70 0.41	$ 0.60 0.25

Holders

As of the date of this filing, we had approximately 186 holders of record of our common stock.

Dividends

On February 15, 2019, our Board of Directors declared a cash dividend of $0.05 per share to all of our shareholders of record as of March 8, 2019. The dividend was paid on March 15, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement,” as defined in Item 201 of Regulation SK. Furthermore, as of the date of this filing, we are not a party to any equity compensation plan, nor are we obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. We are not required by applicable state law or the listing standards of any selfregulatory agency (e.g., the OTCQX, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company. Nevertheless, there are restrictions and limitations under the 1940 Act on our ability to grant options and warrants to members of our management and our noninterested, nonemployee directors that, in our case, generally prohibit any such grants in the absence of prior SEC approval.

Recent Sales of Unregistered Securities

None.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, filed together with this Form 10-K.

Cautionary Note Regarding ForwardLooking Statements

Some of the statements made in this section of our report are forwardlooking statements. These forwardlooking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forwardlooking statements are reasonable. Nevertheless, all forwardlooking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a comparable prior operating history to provide our management with a basis to better evaluate certain likelihoods;
•	Our inability, for any reason, to retain our executive management personnel; and
•	Our ceasing to be a BDC, and the uncertainties surrounding what type of business or businesses we may seek to invest in, acquire or build.

The foregoing list is not exhaustive, and readers are urged to read carefully and consider the risk factors described elsewhere in this report. In light of the foregoing, prospective investors are cautioned that the forwardlooking statements included in this filing may ultimately prove to be inaccurate―even materially inaccurate. Because of the significant uncertainties inherent in such forwardlooking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,
Item	2019	2018
Investment Income:
Interest Income	$109,795	$130,463
Investment Income:
Interest Income	$112,189	$109,795
Dividend Income	49,473	40,927

Operating Expenses:
General Operating Expenses	111,757	106,150
Legal and Accounting Expenses	209,897	186,477
Executive Management Compensation	340,003	248,101
Insurance Expense	82,773	80,318
Director’s Fees	90,000	60,000
Net Investment Loss	$(672,768)	$(530,324)

For the year ended December 31, 2019, the Company earned $78,264 in interest payments from one eligible portfolio company― DBR Enclave US Investors, LLC ― an additional $33,925 in bank interest on cash balances and note receivable, an aggregate of $46,293 in dividend payments from five eligible portfolio companies—Manning & Napier, Inc., Simulations Plus, Inc., Tessco Technologies, Inc., Educational Development Corp., and Taitron Components, Inc., and $3,180 in non-eligible portfolio company dividends.

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

As the table above indicates, we incurred operating expenses aggregating $834,430 for the year ended December 31, 2019, and $681,046 for the year ended December 31, 2018. A discussion of the various components of our operating expenses for these periods is set forth below.

Director’s Fees. Our director’s fees were $90,000 for the year ended December 31, 2019 and $60,000 for the year ended December 31, 2018. The increase is due to an increase in director compensation approved during 2019.

Legal and Accounting Expenses. Our legal and accounting expenses were $209,897 for the year ended December 31, 2019 and $186,477 for the year ended December 31, 2018. The increase in the current period is primarily related to costs we incurred in the process of planning for, seeking, and obtaining authority for, the withdrawal of our BDC election.

Executive Management Compensation. For the year ended December 31, 2019 and December 31, 2018, executive management compensation aggregated $340,003 and $248,101, respectively, in cash payments. The increase in the current period is primarily due to the payment of a one-time bonus payment paid in 2019.

For the year ended December 31, 2019 and December 31, 2018, our net investment loss was $672,768 and $530,324, respectively. The increased net investment loss is primarily the result higher expenses as discussed above.

Financial Condition

For the year ended December 31, 2019, we had a decrease in net assets of $1,210,356. This decrease in net assets was primarily due to the payment of a dividend during 2019. Our net assets increased by $1,649,674 for the year ended December 31, 2018, primarily due to the appreciation in value on our portfolio positions in Bitesquad.com, LLC and HemaCare Corporation.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Cash flows provided (used) by:
Operating activities	$7,653,905	$(1,192,193)
Financing activities	(553,370)
Net increase (decrease) in cash	7,100,535	(1,192,193)
Cash, beginning of period	966,121	2,158,314
Cash, end of period	$8,066,656	$966,121

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $8,066,656 of cash at the end fiscal 2019 and our $966,121 of cash at the end of fiscal 2018 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2020.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2019 and we do not anticipate any such capital expenditures for fiscal 2020.

OffBalance Sheet Arrangements

We do not have any offbalance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to investment valuation and interest and dividend income as an investment company.

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

Loans are generally placed on nonaccrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Nonaccrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the exdividend date for publicly traded portfolio companies.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2019 and 2018, including the investment schedules, the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $834,200 and $5,164,319, for 2019 and 2018, respectively, whose fair values have been estimated by the validation committee and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exists its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. The investments are valued based on unobservable inputs as of December 31, 2019, and 2018 of $834,200 and $5,164,319, respectively. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

March 30, 2020

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Investments, at fair value:	$1,740,897	$9,960,192
Non-control/non-affiliate investments (cost: $1,976,370 and
$6,958,827 respectively)
Cash	8,066,656	966,121
Note receivable	250,000	250,000
Prepaid expenses	31,557	47,156
Receivable for sale of investments	—	18,999
Interest and dividend receivables	6,500	72,901
Right-of-use lease asset	40,823	—
Property and equipment, net	2,071	4,645
Total Assets	$10,138,504	$11,320,014

LIABILITIES
Accounts payable	$24,996	$41,125
Lease liability	44,975	—
Total Liabilities	69,971	41,125
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized;	11,067	11,067
11,067,402 and 11,067,402 outstanding)
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,397,865)	(1,725,097)
Accumulated undistributed net realized gains on investment transactions	3,075,816	376,566
Net unrealized appreciation (depreciation) in value of investments	(235,473)	3,001,365
Total Shareholders' Equity (net assets)	10,068,533	11,278,889
Total Liabilities and Shareholders' Equity	$10,138,504	$11,320,014
Net Asset Value Per Common Share	$0.91	$1.02

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2019	December 31, 2018
Investment Income
Interest income	$112,189	$109,795
Dividend income	49,473	40,927
Total Investment Income	161,662	150,722
Operating Expenses
Professional fees	209,897	186,477
Payroll	340,003	248,101
Insurance	82,773	80,318
Occupancy	73,685	78,180
Director's fees	90,000	60,000
Depreciation and amortization	2,574	10,130
Other general and administrative	35,498	17,840
Total Operating Expenses	834,430	681,046
Net Investment Loss	$(672,768)	$(530,324)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	3,252,620	(581,252)
Net change in unrealized appreciation (depreciation) on investments	(3,236,838)	2,761,250
Net Realized and Unrealized Gain on Investments	15,782	2,179,998
Net Increase (Decrease) in Net Assets Resulting from Operations	$(656,986)	$1,649,674

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.06)	$0.15

Weighted-average number of common shares outstanding – basic and diluted	11,067,402	11,067,402

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2019 and 2018

Year Ended December 31, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend Distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(672,768)	—	—	(672,768)
Undistributed net realized gain on investment transactions		—	—	—	—	3,252,620	—	3,252,620
Depreciation in value of investments		—	—	—	—	—	(3,236,838)	(3,236,838)
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533

Year Ended December 31, 2018	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2017	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,194,773)	$957,818	$240,115	$9,629,215
Undistributed net investment loss		—	—	—	(530,324)	—	—	(530,324)
Undistributed net realized loss on investment transactions		—	—	—	—	(581,252)	—	(581,252)
Appreciation in value of investments		—	—	—	—	—	2,761,250	2,761,250
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(656,986)	$1,649,674
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation or depreciation on investments	3,236,838	(2,761,250)
Net realized gain or loss on investments	(3,252,620)	581,252
Payments for purchases of investments	(875,160)	(3,097,109)
Payments for purchases of investments sold short	—	(477,442)
Proceeds from sales of investments	9,080,118	2,579,072
Proceeds from sales of investments sold short	30,119	456,145
Depreciation & amortization expense	2,574	10,130
Changes in operating assets and liabilities:
Receivable from sale on investments	18,999	248,120
Note receivable from shareholder	—	(250,000)
Interest and dividends receivable	66,401	(33,327)
Prepaid expenses and other assets	32,299	15,393
Accounts payable and other liabilities	(28,677)	4,034
Deferred rent	—	(10,663)
Payable for purchase of investments	—	(106,222)
Net cash provided (used) in operating activities	7,653,905	(1,192,193)
Cash flows from financing activities:
Payments for common stock dividend	(553,370)	—
Net cash used by financing activities	(553,370)	—
Net increase (decrease) in cash	7,100,535	(1,192,193)
Cash, beginning of period	966,121	2,158,314
Cash, end of period	$8,066,656	$966,121

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2019

Investments (1)	Investment Type (5)	Interest Rate (2)(6)	Expiration Date (7)	Shares /Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—
Consumer
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	15,000	—	86,019	(86,019)
					101,019	15,000	0.15%	—	86,019	(86,019)
Financial
Manning & Napier, Inc.	Common Stock	n/a	n/a	86,700	188,969	150,858	—	38,111	(38,111)
					188,969	150,858	1.50%	—	38,111	(38,111)
Healthcare
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	566	679	—	—	679	(679)
					679	—	0.00%	—	679	(679)
Information Technology
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000	150,000	—	150,000
					150,000	300,000	2.98%	150,000	—	150,000
Leisure & Hospitality
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	369,200	369,200	369,200	—	—	—
					369,200	369,200	3.67%	—	—	—
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	150,000	—	400,000	(400,000)
					550,000	150,000	1.49%	—	400,000	(400,000)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	122,304	616,503	755,839	7.50%	150,106	10,770	139,336

Total Equity Investments					$1,976,370	$1,740,897	17.29%	$300,106	$535,579	$(235,473)

Total Cash					8,066,656	8,066,656	80.12%	—	—	—

Total Investments and Cash					$10,043,339	$9,807,553	97.41%	$300,106	$535,579	$(235,473)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.

At December 31, 2019, aggregate non-qualifying assets represented approximately 0.9% of our total assets.

At December 31, 2019, the estimated net unrealized loss for federal tax purposes was $58,586, based on a tax cost basis of $1,799,483.

At December 31, 2019, the estimated aggregate gross unrealized gain for federal income tax purposes was $300,106 and the estimated aggregate gross unrealized loss for federal income tax purposes was $358,692.

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

NOTE 1 — ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a developmentstage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. On February 7, 2013, we filed Form N-54A to become a business development company (“BDC”) under the 1940 Act. We operated as a BDC until we withdrew our election to be treated as a BDC by filing a Form N-54C with SEC on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC, and we are seeking opportunities to invest in or acquire one or more businesses. Nevertheless, any investment we make in business will be limited and structured in such a way as to ensure that no more than 40% of our total assets consist of investment securities.

Because we operated as a BDC or investment company from 2013 through December 27, 2019, the financial statements in this report reflect our operations as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”) including the December 31, 2019 balance sheet. During that time, we were primarily focused on investing in or lending to privately held and small capitalization publicly traded U.S. companies, and making managerial assistance available to such companies. A majority of our investments by dollar amount were structured as purchases of preferred or common stock or loans evidenced by promissory notes that may have been convertible into stock by their terms or that may have been accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investment objective was to generate income and capital appreciation that ultimately became realized gains.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 7 – Fair Value of Financial Instruments” below. The Company is an investment company following accounting and reporting guidance in ASC 946.

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

Income taxes:

Due to our change in business model, we now accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine we would be able to realize our deferred income tax assets in the future in excess of their recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  Based on its evaluation, the Company believes it has no significant unrecognized tax positions.  The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2019.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Prior to the business model change in 2019, we operated as a BDC under the 1940 Act.  As such, we planned to be taxed as a regulated investment company, or “RIC”. Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to 2019. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences were reclassified to paid-in capital.  For more information of the current year provision, see Note 11, “Income Taxes”.

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

Recently Adopted Accounting Pronouncements:

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

NOTE 3 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weightedaverage number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2019	2018
Numerator: Net increase (decrease) in net assets resulting from operations	$(656,986)	$1,649,674
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.06)	$0.15

At December 31, 2019 and 2018, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4—LEASES

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

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of December 31, 2019 was 4.5% and the weighted average remaining lease term is 2 years.

Under ASC 840, rent expense for office facilities for the year ended December 31, 2019 and December 31, 2018 was $73,685 and $78,180, respectively.

The components of our operating lease were as follows for the three and twelve months ended December 31, 2019:

	Three-Month	Year
	Ended	Ended
	December 31, 2019	December 31, 2019

Operating lease costs	$4,779	$19,008
Variable lease cost	$4,223	16,654
Short-term lease cost	$7,433	29,660
Total	$16,435	$65,322

The following is a schedule of the aggregate required annual minimum lease payments.

Year	Amount
2020	$20,551
2021	21,162
2022	5,396
TOTAL	$47,109

NOTE 5—SHAREHOLDERS’ EQUITY

At December 31, 2019 and 2018, a total of 11,067,402 shares of common stock were issued and outstanding.

NOTE 6—INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2019 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans	$—	—%	—	—%
Preferred Stock	150,000	7.6	300,000	17.2
Common Stock	805,472	40.8	906,697	52.1
Warrants	679	—	—	—
Other Equity	1,020,219	51.6	534,200	30.7
Total	$1,976,370	100.0%	1,740,897	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2018 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Preferred Stock	$1,032,057	14.8%	1,046,706	10.5%
Common Stock	4,775,072	68.6	7,899,857	79.3
Warrants	679	—	—	—
Other Equity	1,151,019	16.6	1,013,629	10.2
Total	$6,958,827	100.0%	9,960,192	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2019:

	As of December 31, 2019
	Investments at Fair Value	Percentage of Fair Value
Consumer	$15,000	0.9%
Financial	150,858	8.7
Information Technology	300,000	17.2
Leisure & Hospitality	369,200	21.2
Oil & Gas	150,000	8.6
Publishing	755,839	43.4
Total	$1,740,897	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2018:

	As of December 31, 2018
	Investments at Fair Value	Percentage of Fair Value
Advertising	—	—%
Business Services	$226,226	2.3
Consumer	426,361	4.3
Education	9,370	0.1
Financial	319,780	3.2
Healthcare	1,339,009	13.4
Industrial Goods	187,601	1.9
Information Technology	1,525,770	15.3
Leisure & Hospitality	4,350,690	43.7
Oil & Gas	488,629	4.9
Publishing	1,086,756	10.9
Total	$9,960,192	100.00%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of December 31, 2019 and 2018. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company is we owned at least 5% and up to 25% of its voting securities.

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2019 and 2018 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2019, according to the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	906,697	—	—	906,697
Warrants	—	—	—	—
Other Equity	—	—	534,200	534,200
Total	$906,697	$—	$834,200	$1,740,897

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2019:

	For the year ended December 31, 2019
	Secured Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2019	$—	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation (depreciation)	—	12,478	(2,848,275)	—	(348,629)
Purchases and other adjustments to cost	—	—	—	—	—
Sales and redemptions	—	(726,691)	(3,341,639)	(128,775)	(130,800)
Net realized gain (loss)	—	(45)	3,053,482	128,775	—
Balance as of December 31, 2019	$—	$300,000	$—	$—	$534,200
Net change in unrealized appreciation for the year ended 12/31/19 on securities still held	$—	$—	$—	$—	$(348,629)

The net change in unrealized depreciation for the year ended December 31, 2019 attributable to Level 3 portfolio investments still held as of December 31, 2019 is $348,629, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our level 3 investments held as of December 31, 2019 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/19 FMV	Unobservable Inputs
Tzfat Spirits of Israel, LLC	Other Equity	$15,000	last known funding secured by company
Kwikbit Inc. (fka MAX 4G)	Preferred Stock	300,000	last funding secured by company
DBR Enclave US Investors, LLC	Other Equity	369,200	cost
Northern Capital Partners I, LP	Other Equity	150,000	analysis of issuer provided financials and management commentary
		$834,200

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

The following table lists our level 3 investments held as of December 31, 2018 and the unobservable inputs used to determine their valuation:

	Security Type	12/31/18 FMV	Unobservable Inputs
Insite Software Solutions, Inc	Warrants	$—	intrinsic value of warrants
Tzfat Spirits of Israel, LLC	Other Equity	25,000	last funding secured by company
MAX 4G, Inc.	Preferred Stock	300,000	last funding secured by company
Bitesquad.com LLC	Preferred Stock	714,258	announced merger of company
Bitesquad.com LLC	Common Stock	3,136,432	announced merger of company
DBR Enclave US Investors, LLC	Other Equity	500,000	cost
Northern Capital Partners I, LP	Other Equity	488,629	issuer provided financials
Southern Plains Resources, Inc.	Common Stock	—	company has substantially ceased operations
		$5,164,319

There were no transfers between levels during the years ended December 31, 2019 and 2018.

NOTE 8 — MINIMUM ASSET COVERAGE

As a BDC, we were required to meet various regulatory tests. Among other things, these tests required us to invest at least 70% of our total assets in private or smallcap public U.S.based companies, and to maintain an asset coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities and borrowings (including accrued interest payable) of at least 200%. As of December 31, 2019, approximately 99% of our investments (by fair value at that date) were in private or smallcap public U.S.based companies and we did not carry any debt.

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

NOTE 10 — RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $10,000 and $11,250 to the plans for the years ended 2019 and 2018, respectively.

NOTE 11 — INCOME TAXES

Prior to December 27, 2019, before we withdrew our election to be treated as a Business Development Company, we planned to be taxed as a regulated investment company (RIC). Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to December 27, 2019. Now that the election to be an RIC has passed and as of December 27, 2019 we are a C-Corporation for tax purposes. Income taxes as of December 31, 2019 are described below.

The Company has not reflected any benefit of such net operating loss carry-forwards in the accompanying financial statements. Our current taxes due are not material to the financial statements.  Therefore, we do not have a provision for income tax expense (benefit). The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 21% to income before income taxes as a result of the following:

Tax Year ended	December 31, 2019
Computed "expected" tax benefit	21.0%
State income tax, net of federal benefit	1.7
Change in valuation allowance	(22.7)
—%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets for the period ended December 31, 2019 is presented below:

2019
Deferred tax assets:
Net operating loss carryforward	$356,000
Unrealized losses	56,000
R&D and foreign tax credit	34,000
Total gross deferred tax assets	$446,000

Valuation allowance	(446,000)

Net deferred tax assets	$—

The Company had Federal net operating loss carryforwards of approximately $978,000 at December 31, 2019 expiring from 2036-2037. The Company had Minnesota net operating loss carryforwards of approximately $1,922,000 at December 31, 2019 expiring from 2021 through 2023. The Company also has insignificant net operating loss carryforwards from other states.

The Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets due to the uncertainty of profitability after implementing the new business model. As such, the Company maintained a full valuation allowance against its net deferred tax assets as of December 31, 2019.

NOTE 12 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2019 through 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$1.02	0.87	0.77	0.72	0.94
Net investment income (loss)	(0.06)	(0.05)	(0.05)	(0.02)	—
Net realized and unrealized gains (losses)	—	0.20	0.11	0.07	(0.22)
Repurchase of common stock	—	—	0.04	—	—
Payment of common stock dividend	(0.05)	—	—	—	—
Net asset value at end of period	$0.91	1.02	0.87	0.77	0.72

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.16	0.90	0.65	0.57	0.47
Shares outstanding at end of period	11,067,402	11,067,402	11,067,402	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,067,402	11,863,392	12,151,493	12,151,493
Net assets at end of period	$10,068,533	11,278,889	9,629,215	9,387,408	8,741,288
Average net assets (2)	$11,473,535	10,341,702	9,444,440	8,651,742	10,520,199
Total investment return	(5.88)%	17.24%	7.79%	6.94%	(23.40)%
Portfolio turnover rate (3)	7.63%	26.93%	35.03%	24.94%	26.26%
Ratio of operating expenses to average net assets (3)	(7.27)%	(6.59)%	(7.30)%	(7.15)%	(6.08)%
Ratio of net investment income (loss) to average net assets (3)	(5.86)%	(5.13)%	(5.45)%	(2.66)%	(0.68)%
Ratio of realized gains (losses) to average net assets (3)	28.35%	(5.62)%	5.71%	(2.12)%	1.74%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 — SUBSEQUENT EVENTS

On January 6, 2020, the Company loaned $254,000 to the buyer of a residential real estate property in St. Louis Park, Minnesota, and obtained in return a 12-month promissory note accruing interest at the rate of 15% per annum (paying interest only for the first 11 months, and with accrued interest and all principal being due on January 6, 2021), together with a mortgage on the purchased real estate and a pledge of all of the equity interests in the buyer.

On January 29, 2020, we invested $3.0 million in a real estate development project and acquired in return a $3.0 million promissory note accruing interest at the per annum rate of 15%, and maturing on October 31, 2020. The obligations under the promissory note are secured by personal guarantees delivered by the principals involved in the project, as well as a pledge of membership interests in the management company that manages the project.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties and market volatility have arisen which are likely to negatively impact our investment valuations and net increase or decrease in net assets resulting from operations. Other financial impacts could occur though such potential impact is unknown at this time.

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

As of December 31, 2019, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2019.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	60	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	50	Director and Chief Financial Officer
Howard Liszt	73	Director
Lyle Berman	78	Director
Laurence Zipkin	78	Director

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

Joseph A. Geraci, II cofounded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II, LP, each a Minnesota limited partnership that invested directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota. Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolisbased broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, coinvestors, and the officers and directors of public and private companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

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

Laurence Zipkin is nationally recognized for his expertise in the gaming industry, restaurants, and emerging small growth companies. From 1996 to 2006, Mr. Zipkin owned Oakridge Securities, Inc. where, as an investment banker, he successfully raised capital for various early growthstage companies and advising clients with regard to private placements, initial public offerings, mergers, debt offerings, bridge and bank financings, developing business plans and evaluating cash needs and resources. He has extensive experience in the merger and acquisition field and has represented companies on both the buy and sell side. Since 2006, Mr. Zipkin has been selfemployed, engaging in various consulting activities, owning and operating two restaurant properties, and purchasing distressed real estate. Mr. Zipkin is a licensed insurance agent for both life and health insurance. Mr. Zipkin attended the University of Pennsylvania Wharton School of Finance.

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

Code of Ethics

Our Board of Directors adopted a Code of Ethics on August 5, 2008, and revised March 6, 2013. The Code of Ethics includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the SarbanesOxley Act of 2002. Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 1907 Wayzata Blvd., Suite 205, Wayzata, MN 55391.

Changes to Board of Director Nomination Procedures

We have not had any material changes to the procedures for shareholder nominations of candidates to serve on our Board of Directors during the fiscal year ended December 31, 2019.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee and a Valuation Committee. The members of the Audit Committee are Laurence Zipkin, Howard Liszt and Lyle Berman., each of whom is independent for purposes of the Securities Exchange Act of 1934 and “noninterested” directors for purposes of the 1940 Act. Mr. Berman currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee a copy of which is available at the Company’s website at www.millcityventures3.com. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The board has determined that Mr. Berman is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Berman’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

The members of the Compensation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “noninterested” directors for purposes of the 1940 Act. Mr. Liszt currently serves as chair of the Compensation Committee. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonusrelated decisions and employment agreements with respect to such individuals. The board has adopted a charter for the Compensation Committee, a copy of which is available at www.millcityventures3.com.

The members of the Valuation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934 and “noninterested” directors for purposes of the 1940 Act. Mr. Zipkin currently serves as chair of the Valuation Committee. The Valuation Committee is responsible for approving the fair value of debt and equity securities comprising the Company’s investment portfolio pursuant to the Company’s written valuation policy and procedures.

Of the directors presently serving on the board, Messrs. Berman, Liszt and Zipkin are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and “noninterested” persons as that term is defined in the 1940 Act. Our company is not, however, subject to the Nasdaq listing standards because its common stock is not listed for trading on any Nasdaq market tier.

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

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2019 and 2018 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

		Salary		Stock Awards	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)		($)
Douglas M. Polinsky,	2019	$100,000	$	$0	$31,831	*	$131,831
Chief Executive Officer	2018	$60,000	$	$0	$27,685	*	$87,685
Joseph A. Geraci, II,	2019	$150,000	$	$0	$35,702	*	$185,702
Chief Financial Officer	2018	$110,000	$	$0	$26,101	*	$136,101

*includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2019 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2019, we paid a total of $90,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $30,000.

Name	Year	Compensation	Total
Joseph A. Geraci, II	2019	—	—
Douglas M. Polinsky	2019	—	—
Lyle Berman	2019	$30,000	$30,000
Howard P. Liszt	2019	$30,000	$30,000
Laurence S. Zipkin	2019	$30,000	$30,000

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 29, 2019

(on which date there were 11,067,402 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive (see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 1907 Wayzata Blvd., Suite 205, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	476,833	4.31%
Joseph A. Geraci, II (3)	608,092	5.49%
Howard Liszt (4)	20,000	0.18%
Lyle Berman (5)	20,000	0.18%
Laurence Zipkin (6)	20,000	0.18%
Neal Linnihan SEP/IRA	2,500,000	22.59%
Scott and Elizabeth Zbikowski (7)	1,865,000	16.85%
Donald Schreifels	1,060,001	9.58%
David Bester	1,000,000	9.04%
Patrick Kinney (8)	929,547	8.540%
William Hartzell	650,000	5.87%
All current directors and executive officers as a group (9) (five persons)	1,144,925	10.35%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.
(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 69,411 common shares held by Great North Capital Consultants, Inc. (f/k/a Great North Capital Corp.), a Minnesota corporation of which Mr. Polinsky is the sole shareholder, officer and director, 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company coowned by Messrs. Polinsky and Geraci, 180,164 common shares held individually by Mr. Polinsky, and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).
(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company coowned by Messrs. Geraci and Polinsky, 258,802 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.
(4)	Mr. Liszt is a director of the Company.
(5)	Mr. Berman is a director of the Company.
(6)	Mr. Zipkin is a director of the Company.
(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,240,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.
(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 942,278 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.
(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

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

RelatedParty Transaction Policy

The Board of Directors has adopted a written Conflict of Interest and Related Party Transaction Policy. That policy governs the approval of all relatedparty transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board of Directors administers the policy and approves any relatedparty transactions, subject to conflicting requirements of the 1940 Act or the Company’s written Code of Ethics. In general, after full disclosure of all material facts, review and discussion, the board approves or disapproves relatedparty transactions by a vote of a majority of the directors who have no interest in such transaction, direct or indirect. Procedurally, no director is allowed vote in any approval of a relatedparty transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the relatedparty transaction and the director’s interest therein. If a relatedparty transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2019 and December 31, 2018, as well as the fees billed for other services rendered by Boulay PLLP during year ended December 31, 2019.

	2019	2018
Audit Fees	$56,310	$30,000
AuditRelated Fees	—	—
Tax Fees	8,660	—
Total	$58,810	$30,000

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay, PLLP for the years ended 2019 and 2018 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

AuditRelated Fees. The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees. The fees identified under this caption were for tax compliance and corporate tax services. Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with state and local taxes.

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2019 and 2018 were preapproved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(1) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.2	Addendum to Safekeeping Agreement with Millennium Trust Company, LLC dated as of March 22, 2013 (incorporated by reference to Exhibit (j)(2) to the registrant’s amendment to Registration Statement on Form N2 filed on May 31, 2013)
10.3	Safekeeping Agreement with Maxwell Simon, Inc. dated as of May 30, 2013 (incorporated by reference to Exhibit (j)(3) to the registrant’s amendment to Registration Statement on Form N-2 filed on May 31, 2013)
10.4	Securities Purchase Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.5	Senior Secured Convertible Debenture of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-k filed on March 31, 2015)
10.6	Warrant of Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.7	Security Agreement with Mix 1 Life, Inc. dated effective February 6, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.8	Guaranty and Pledge Agreement with Christopher Larson and Cameron Robb dated effective February 6, 2014 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.9	Note Purchase Agreement with Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.10	Senior Secured Promissory Note of Mix 1 Life, Inc. dated effective March 13, 2015 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 31, 2015)
10.11	Employment agreement with Douglas Polinsky
10.12	Employmnet agreement with Joseph Geraci
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 1, 2013)
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002*

 _______________

*       Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 30, 2020
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 30, 2020
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 30, 2020
Lyle Berman

/s/ Howard Liszt	Director	March 30, 2020
Howard Liszt

/s/ Laurence Zipkin	Director	March 30, 2020

