Form 10-Q
period 2020-03-31
Mill City Ventures III, Ltd
filed 2020-05-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of May 15, 2020, Mill City Ventures III, Ltd. had 11,067,402 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:	$4,485,908	$1,740,897
Non-control/non-affiliate investments (cost: $5,107,388 and $1,976,370 respectively)
Cash	5,027,693	8,066,656
Note receivable	250,000	250,000
Prepaid expenses	11,559	31,557
Interest and dividend receivables	49,472	6,500
Right-of-use lease asset	36,533	40,823
Property and equipment, net	1,428	2,071
Total Assets	$9,862,593	$10,138,504

LIABILITIES
Accounts payable	$35,652	$24,996
Lease liability	40,326	44,975
Total Liabilities	75,978	69,971
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 11,067,402 and 11,067,402 outstanding)	11,067	11,067
Additional paid-in capital	10,774,653	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,318,278)	(2,397,865)
Accumulated undistributed net realized gains on investment transactions	3,100,318	3,075,816
Net unrealized depreciation in value of investments	(621,480)	(235,473)
Total Shareholders' Equity (net assets)	9,786,615	10,068,533
Total Liabilities and Shareholders' Equity	$9,862,593	$10,138,504
Net Asset Value Per Common Share	$0.88	$0.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income
Interest income	$178,245	$26,369
Dividend income	6,734	13,050
Total Investment Income	184,979	39,419

Operating Expenses
Professional fees	(16,232)	52,096
Payroll	58,497	58,332
Insurance	20,453	20,515
Occupancy	16,562	24,481
Director's fees	22,500	22,500
Depreciation and amortization	643	644
Other general and administrative	2,969	18,768
Total Operating Expenses	105,392	197,336
Net Investment Gain (Loss)	$79,587	$(157,917)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	24,502	3,070,846
Net change in unrealized depreciation on investments	(386,007)	(1,748,260)
Net Realized and Unrealized Gain (Loss) on Investments	(361,505)	1,322,586
Net Increase (Decrease) in Net Assets Resulting from Operations	$(281,918)	$1,164,669

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.03)	$0.11

Weighted-average number of common shares outstanding	11,067,402	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Undistributed net investment loss		—	—	—	79,587	—	—	79,587
Undistributed net realized gain on investment transactions		—	—	—	—	24,502	—	24,502
Depreciation in value of investments		—	—	—	—	—	(386,007)	(386,007)
Balance as of March 31, 2020	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,318,278)	$3,100,318	$(621,480)	$9,786,615

Three Months Ended March 31, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(157,917)	—	—	(157,917)
Undistributed net realized loss on investment transactions		—	—	—	—	3,070,846	—	3,070,846
Appreciation in value of investments		—	—	—	—	—	(1,748,260)	(1,748,260)
Balance as of March 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,883,014)	$2,894,042	$1,253,105	$11,890,188

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(281,918)	$1,164,669
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized depreciation on investments	386,007	1,748,260
Net realized gain on investments	(24,502)	(3,070,846)
Payments for purchases of investments	(3,328,296)	(120,653)
Proceeds from sales of investments	221,780	2,806,578
Depreciation & amortization expense	643	644
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,288	(43,477)
Interest and dividends receivable	(42,972)	(7,409)
Receivable for investment sales	—	18,999
Accounts payable and other liabilities	6,007	24,557
Net cash provided (used) in operating activities	(3,038,963)	2,521,322
Cash flows from financing activities:
Payments for common stock dividend	—	(517,608)
Net cash used by financing activities	—	(517,608)
Net increase (decrease) in cash	(3,038,963)	2,003,714
Cash, beginning of period	8,066,656	966,121
Cash, end of period	$5,027,693	$2,969,835

Non-cash financing activities:
Tax withholding for dividend payment	$—	$35,762

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Real Estate - 15% secured loans	$3,254,000	$3,254,000	33.25%

Common Stock
Financial	219,751	134,968	1.38%
Publishing	504,507	465,000	4.75%
Real Estate	36,392	40,900	0.42%
Total Common Stock	760,650	640,868	6.55%

Preferred Stock
Information Technology	150,000	300,000	3.07%

Warrants
Advertising	—	—	0.00%
Healthcare	679	—	0.00%
Total Warrants	679	—	0.00%

Other Equity
Consumer	101,019	—	0.00%
Leisure & Hospitality	291,040	291,040	2.97%
Oil & Gas	550,000	—	0.00%
Total Other Equity	942,059	291,040	2.97%

Total Investments	5,107,388	4,485,908	45.84%

Total Cash	5,027,693	5,027,693	51.37%

Total Investments and Cash	$10,135,081	$9,513,601	97.21%

	Fair Value	Percentage of Net Assets
Investments greater than 5% of net assets:
Tailwind Real Estate, LLC :
15% short-term non-banking loan maturing 10/21/20	$3,000,000	30.84%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

Investments (1)	Investment Type (5)	Interest Rate (2)(6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—

Consumer
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	15,000		—	86,019	(86,019)
					101,019	15,000	0.15%	—	86,019	(86,019)
Financial
Manning & Napier, Inc.	Common Stock	n/a	n/a	86,700	188,969	150,858		—	38,111	(38,111)
					188,969	150,858	1.50%	—	38,111	(38,111)
Healthcare
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
					679	—	0.00%	—	679	(679)
Information Technology
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
					150,000	300,000	2.98%	150,000	—	150,000
Leisure & Hospitality
DBR Enclave US Investors, LLC	LLC Units	n/a	n/a	369,200	369,200	369,200		—	—	—
					369,200	369,200	3.67%	—	—	—
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	150,000		—	400,000	(400,000)
					550,000	150,000	1.49%	—	400,000	(400,000)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	122,304	616,503	755,839	7.50%	150,106	10,770	139,336

Total Equity Investments					1,976,370	1,740,897	17.29%	300,106	535,579	(235,473)

Total Cash					8,066,656	8,066,656	80.12%	—	—	—

Total Investments and Cash					$10,043,026	$9,807,553	97.41%	$300,106	$535,579	($235,473)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
At December 31, 2019, aggregate non-qualifying assets represented approximately 0.9% of our total assets.
At December 31, 2019, the estimated net unrealized loss for federal tax purposes was $58,586, based on a tax cost basis of $1,799,483.
At December 31, 2019, the estimated aggregate gross unrealized gain for federal income tax purposes was $300,106 and the estimated aggregate gross unrealized loss for federal income tax purposes was $358,692

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

NOTE 1 – ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We were incorporated in Minnesota in January 2006. On February 7, 2013, we filed Form N-54A to become a business development company (“BDC”) under the 1940 Act. We operated as a BDC until we withdrew our election to be treated as a BDC by filing a Form N-54C with SEC on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC, and we are seeking opportunities to invest in short-term non-bank lending and specialty finance. Nevertheless, any investment we make in business will be limited and structured in such a way as to ensure that no more than 40% of our total assets consist of investment securities.

Because we operated as a BDC or investment company from 2013 through December 27, 2019, the comparative financial statements for the periods during or ending on December 31, 2019 in this report reflect our operations as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”). During that time, we were primarily focused on investing in or lending to privately held and small capitalization publicly traded U.S. companies, and making managerial assistance available to such companies. A majority of our investments by dollar amount were structured as purchases of preferred or common stock or loans evidenced by promissory notes that may have been convertible into stock by their terms or that may have been accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investment objective was to generate income and capital appreciation that ultimately became realized gains.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material. For more information, see the “Valuation of portfolio investments” caption below, and “Note 7 – Fair Value of Financial Instruments” below. The Company is an investment company following accounting and reporting guidance in ASC 946.

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

March 31, 2020

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  Based on its evaluation, the Company believes it has no significant unrecognized tax positions.  The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2020.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Prior to the business model change in 2019, we operated as a BDC under the 1940 Act.  As such, we planned to be taxed as a regulated investment company, or “RIC”. Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to 2019. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences were reclassified to paid-in capital.  For more information of the current year provision, see Note 6, “Income Taxes”.

Revenue recognition: Realized gains or losses on the sale of investments are calculated using the specific investment method.

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts from and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the life of the related security using the effective-yield method. The amortized cost of investments represents the original cost, adjusted for the accretion of discounts and amortization of premiums, if any. Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more, or when there is reasonable doubt that principal or interest will be collected in full. Loan origination fees are recognized when loans are issued. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to the policy described above if a loan has sufficient collateral value and is in the process of collection.

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

March 31, 2020

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. The adoption of the ASU effective January 1, 2020 did not have a material impact on the Company’s financial statements.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2020 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$3,254,000	63.7%	$3,254,000	72.5%
Preferred Stock	150,000	3.0	300,000	6.7
Common Stock	760,650	14.9	640,868	14.3
Warrants	679	—	—	—
Other Equity	942,059	18.4	291,040	6.5
Total	$5,107,388	100.0%	$4,485,908	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2019 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Preferred Stock	$150,000	7.6%	$300,000	17.2%
Common Stock	805,472	40.8	906,697	52.1
Warrants	679	—	—	—
Other Equity	1,020,219	51.6	534,200	30.7
Total	$1,976,370	100.0%	$1,740,897	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2020:

	As of March 31, 2020
	Investments at Fair Value	Percentage of Fair Value
Consumer	$—	—%
Financial	134,968	3.0
Information Technology	300,000	6.7
Leisure & Hospitality	291,040	6.5
Oil & Gas	—	—
Publishing	465,000	10.4
Real Estate	3,294,900	73.4
Total	$4,485,908	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2019:

	As of December 31, 2019
	Investments at Fair Value	Percentage of Fair Value
Consumer	$15,000	0.9%
Financial	150,858	8.7
Information Technology	300,000	17.2
Leisure & Hospitality	369,200	21.2
Oil & Gas	150,000	8.6
Publishing	755,839	43.4
Total	$1,740,897	100.0%

We do not “control,” and we are not an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of March 31, 2020. Under the 1940 Act, we would generally be presumed to “control” a portfolio company if we owned more than 25% of its voting securities, and be an “affiliate” of a portfolio company if we owned at least 5% and up to 25% of its voting securities.

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

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2020 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2020, according to the fair value hierarchy:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$3,254,000	$3,254,000
Preferred Stock			300,000	300,000
Common Stock	640,868	—	—	640,868
Warrants	—	—	—	—
Other Equity	—	—	291,040	291,040
Total	$640,868	$—	$3,845,040	$4,485,908

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2019, according to the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	906,697	—	—	906,697
Warrants	—	—	—	—
Other Equity	—	—	534,200	534,200
Total	$906,697	$—	$834,200	$1,740,897

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2020:

	For the three months ended March 31, 2020
	Short-term Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2020	$—	$300,000	$—	$—	$534,200
Net change in unrealized appreciation (depreciation)	—	—	—	—	(165,000)
Purchases and other adjustments to cost	3,254,000	—	—	—	—
Sales and redemptions	—	—	—	—	(78,160)
Net realized gain (loss)	—	—	—	—	—
Balance as of March 31, 2020	$3,254,000	$300,000	$—	$—	$291,040

The net change in unrealized depreciation for the three months ended March 31, 2020 attributable to Level 3 portfolio investments still held as of March 31, 2020 is $165,000.

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

The following table lists our level 3 investments held as of March 31, 2020 and the unobservable inputs used to determine their valuation:

Security Type	3/31/20 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$3,254,000	discounted cash flow	market rate for similar debt	14-16%
Other Equity	291,040	last secured funding known by company	economic changes since purchase	14-16%
	—	illiquidity of company	economic changes since last funding
	—	discounted cash flow illiquidity of company	cash flow based on oil market price per barrel economic changes since last funding	$15 - $20 per barrel
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$3,845,040

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2019:

	For the year ended December 31, 2019
	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2019	$1,014,258	$3,136,432	$—	$1,013,629
Net change in unrealized appreciation (depreciation)	12,478	(2,848,275)	—	(348,629)
Purchases and other adjustments to cost	—	—	—	—
Sales and redemptions	(726,691)	(3,341,639)	(128,775)	(130,800)
Net realized gain (loss)	(45)	3,053,482	128,775	—
Balance as of December 31, 2019	$300,000	$—	$—	$534,200

The net change in unrealized depreciation for the year ended December 31, 2019 attributable to Level 3 portfolio investments still held as of December 31, 2019 is $348,629, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our level 3 investments held as of December 31, 2019 and the unobservable inputs used to determine their valuation:

Security Type	12/31/19 FMV	Valuation Technique	Unobservable Inputs	Range
Other Equity	$384,200	last secured funding known by company	economic changes since last funding
	150,000	discounted cash flow	cash flow based on oil market price per barrel	$35 - $45 per barrel
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$834,200

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
March 31, 2020

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

NOTE 6 – INCOME TAXES

Prior to December 27, 2019, before we withdrew our election to be treated as a Business Development Company, we planned to be taxed as a regulated investment company (RIC). Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to December 27, 2019. Now that the election to be an RIC has passed and as of December 27, 2019 we are a C-Corporation for tax purposes. Income taxes as of March 31, 2020 are described below.

As of March 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets of $453,553 and $446,000, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of March 31, 2020, the Company had a federal NOL of approximately $276,413. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2036 and 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2019 tax return has not been filed as of the date of this report, however the estimated federal NOL that does not expire included in the total above is $356,000. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings. The state NOL carryforwards may expire in 2036 and 2037.

NOTE 7 – SHAREHOLDERS’ EQUITY

At March 31, 2020, we had 11,067,402 shares of common stock issued and outstanding.

On February 15, 2019 we announced that our board of directors had approved a special cash dividend of $0.05 per common share. The dividend was paid on March 15, 2019 to stockholders of record as of the close of business on March 8, 2019.

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2020	2019
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$(281,918)	$1,164,669
Denominator: Weighted-average number of common shares outstanding	11,067,402	11,067,402
Basic and diluted net gain (loss) per common share	$(0.03)	$0.11

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

NOTE 9 – OPERATING LEASES

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

Under ASC 840, rent expense for office facilities for the three months ended March 31, 2020 and March 31, 2019 was $16,562 and $24,481, respectively.

The components of our operating lease were as follows for the three months ended March 31, 2020:

Operating lease costs	$4,779
Variable lease cost	4,351
Short-term lease cost	7,432
Total	$16,562

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facility.

The following is a schedule of the aggregate required annual minimum lease payments.

Year	Amount
2020	$15,413
2021	21,162
2022	5,449
Total lease payments	42,024
Less: interest	(1,698)
Present value of lease liabilities	$40,326

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2020 through 2016:

	Three Months Ended
	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Per Share Data (1)
Net asset value at beginning of period	$0.91	1.02	0.87	0.77	0.72
Net investment income (loss)	—	(0.02)	(0.01)	(0.01)	0.00
Net realized and unrealized gains (losses)	(0.03)	0.12	0.06	0.01	—
Payment of common stock dividend	—	(0.05)	—	—	—
Net asset value at end of period	$0.88	1.07	0.92	0.77	0.72

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.41	0.78	0.76	0.46	0.46
Shares outstanding at end of period	11,067,402	11,067,402	11,067,402	12,151,493	12,151,493
Average weighted shares outstanding for the period	11,067,402	11,067,402	11,863,392	12,151,493	12,151,493
Net assets at end of period	$9,786,615	11,890,188	9,783,191	9,366,890	8,720,448
Average net assets (2)	$9,927,574	12,911,895	9,770,410	9,563,916	8,718,010
Total investment return	(3.30)%	4.90%	5.75%	0.00%	0.00%
Portfolio turnover rate (3)	0.75%	0.93%	0.80%	7.26%	8.25%
Ratio of operating expenses to average net assets (3)	(7.82)%	(6.06)%	(7.52)%	(6.86)%	(6.65)%
Ratio of net investment income (loss) to average net assets (3)	0.87%	(4.87)%	(6.16)%	(5.38)%	(2.78)%
Ratio of realized gains (losses) to average net assets (3)	1.00%	137.57%	2.17%	33.82%	(22.92)%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – General Uncertainty

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (COVID-19) a pandemic. As a result, economic uncertainties and market volatility have arisen which are likely to negatively impact our investment valuations and net increase or decrease in net assets resulting from operations. Other financial impacts could occur though such potential impact is unknown at this time.

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

OVERVIEW

Mill City Ventures III, Ltd. was incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “company.”

We provide non-bank lending and specialty finance to companies and individuals on both a secured and unsecured basis. The loans we provide typically have maturities that range from 9 to 12 months and may involve a pledge of collateral or, in the case of loans made to companies, personal guarantees by the principals of the borrower. Our loans may be made for real estate acquisitions, renovation and sale; other real estate projects; title loans; cash inventory needs; inventory financing, or for other purposes. We intend to remain opportunistic, however, and may engage in transactions that involve other rights (such as stock, warrants or other equity-linked investments) or that are structured differently or uniquely. Our business objective is to generate revenues from the interest and fees we charge, and capital appreciation from any related investments we make.

Our principal sources of income are interest, dividends and other fees associated with lending such as origination fees, closing fees or exit fees. We may also receive reimbursement of legal costs associated with loan documentation. Our statement of operations also reflect increases and decreases in the carrying value of our asset and investments (i.e. unrealized appreciation and depreciation). Our principal expenses relate to operating expenses, the largest components of which are generally professional fees, payroll, occupancy, and insurance expenses.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2020, we made $3,328,963 of investments in portfolio companies and had $221,780 of redemptions and repayments, resulting in net investments at amortized cost of $5,107,388 as of March 31, 2020.

During the three months ended March 31, 2019, we made $120,053 of investments in portfolio companies and had $2,806,578 of redemptions and repayments, resulting in net investments at amortized cost of $7,343,748 as of March 31, 2019.

Our portfolio composition by major class, based on fair value at March 31, 2020, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$3,254,000	72.5%
Equity/Other	1,231,908	27.5
Total	$4,485,908	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	For the three months ended March 31,
	2020	2019
Total investment income	$184,979	$39,419
Total expenses	(105,392)	(197,336)
Net investment gain (loss)	$79,587	$(157,917)

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

For the three months ended March 31, 2020 and 2019, our total investment income was $184,979 and $39,419, respectively. The increase is due to the change in our business structure which now focuses on short-term non-bank lending. Our loan portfolio generates interest income, with an average rate on the loans of 15%.

Professional Fees

For the three months ended March 31, 2020 and 2019, we had ($16,232) and $52,096 professional fees expense, respectively. The decrease is due to a refund received during the first quarter of $59,957 which related to expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three months ended March 31, 2020, we had $221,780 of proceeds from sale of investments, resulting in $24,502 of realized gains. For the three months ended March 31, 2019, we had $2,806,578 of proceeds from sale of investments, resulting in $3,070,846 of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2020, our investments included $386,007 of unrealized depreciation. For the three months ended March 31, 2019, our investments included $1,748,260 of unrealized depreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2020, we recorded a net decrease in net assets from operations of $281,918. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2020, our per-share net decrease in net assets from operations was $0.03. For the three months ended March 31, 2019, we recorded a net increase in net assets from operations of $1,164,669. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2019, our per-share net increase in net assets from operations was $0.11.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2020, net cash used in operating activities was $3,038,963. Cash flows used in operating activities for the three months ended March 31, 2020 were primarily related to purchases of investments totaling $3,328,296 offset by repayments of investments of $221,780. For the three months ended March 31, 2019, net cash provided in operating activities was $2,521,322. Cash flows provided in operating activities for the three months ended March 31, 2020 were primarily related to redemptions and repayments of investments of $2,806,578, offset mostly by purchases of investments totaling $120,653.

FINANCIAL CONDITION

As of March 31, 2020, we had cash of $5,027,693, a decrease of $3,038,963 from December 31, 2019. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2020.

To the extent our Board of Directors determines in the future, based on our financial condition and capital market conditions, that additional capital would allow us to take advantage of additional investment opportunities, we may seek to raise additional equity capital or to engage in borrowing.

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form K for the year ended December 31, 2019.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2020, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 30, 2020 (related to our year ended December 31, 2019) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2020.

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

MILL CITY VENTURES III, LTD.

Date:	May 15, 2020	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date:	May 15, 2020	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer