Form 10-Q
period 2020-06-30
Mill City Ventures III, Ltd
filed 2020-07-31
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, Mill City Ventures III, Ltd. had 10,696,735 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:	$6,927,688	$1,740,897
Non-control/non-affiliate investments (cost: $7,200,566 and $1,976,370 respectively)
Cash	4,450,990	8,066,656
Note receivable	250,000	250,000
Prepaid expenses	72,197	31,557
Receivable for sale of investments	158,649	—
Interest and dividend receivables	69,144	6,500
Right-of-use lease asset	32,190	40,823
Property and equipment, net	784	2,071
Total Assets	$11,961,642	$10,138,504

LIABILITIES
Payable for purchase of investments	$1,680,000	$—
Accounts payable	24,300	24,996
Lease liability	35,624	44,975
Total Liabilities	1,739,924	69,971
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common Stock, par value $0.001 per share (250,000,000 authorized; 10,696,735 and 11,067,402 outstanding)	10,696	11,067
Additional paid-in capital	10,616,757	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,248,732)	(2,397,865)
Accumulated undistributed net realized gains on investment transactions	3,275,540	3,075,816
Net unrealized depreciation in value of investments	(272,878)	(235,473)
Total Shareholders' Equity (net assets)	10,221,718	10,068,533
Total Liabilities and Shareholders' Equity	$11,961,642	$10,138,504
Net Asset Value Per Common Share	$0.96	$0.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income
Interest income	$276,425	$29,307	$454,670	$55,676
Dividend income	7,031	13,642	13,765	26,692
Total Investment Income	283,456	42,949	468,435	82,368

Operating Expenses
Professional fees	90,529	46,743	74,297	98,839
Payroll	58,080	168,259	116,577	226,591
Insurance	20,668	21,117	41,121	41,632
Occupancy	16,569	16,385	33,131	40,866
Director's fees	22,500	22,500	45,000	45,000
Depreciation and amortization	644	643	1,287	1,287
Other general and administrative	4,920	6,304	7,889	25,072
Total Operating Expenses	213,910	281,951	319,302	479,287
Net Investment Gain (Loss)	$69,546	$(239,002)	$149,133	$(396,919)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	175,222	31,364	199,724	3,102,210
Net change in unrealized appreciation (depreciation) on investments	348,602	(1,093,861)	(37,405)	(2,842,121)
Net Realized and Unrealized Gain (Loss) on Investments	523,824	(1,062,497)	162,319	260,089
Net Increase (Decrease) in Net Assets Resulting from Operations	$593,370	$(1,301,499)	$311,452	$(136,830)

Net Increase (Decrease) in Net Assets Resulting from Operations per share: Basic and diluted	$0.05	$(0.12)	$0.03	$(0.01)

Weighted-average number of common shares outstanding – basic and diluted	10,882,039	11,067,402	10,974,721	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2020	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,318,278)	$3,100,318	$(621,480)	$9,786,615
Repurchase of shares	(370,667)	(371)	(157,896)	—	—			(158,267)
Undistributed net investment loss		—	—	—	69,546	—	—	69,546
Undistributed net realized gain on investment transactions		—	—	—	—	175,222	—	175,222
Appreciation in value of investments		—	—	—	—	—	348,602	348,602
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

Three Months Ended June 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,883,014)	$2,894,042	$1,253,105	$11,890,188
Undistributed net investment loss		—	—	—	(239,002)	—	—	(239,002)
Undistributed net realized loss on investment transactions		—	—	—	—	31,364	—	31,364
Depreciation in value of investments		—	—	—	—	—	(1,093,861)	(1,093,861)
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689

Six Months Ended June 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(370,667)	(371)	(157,896)	—	—			(158,267)
Undistributed net investment loss		—	—	—	149,133	—	—	149,133
Undistributed net realized loss on investment transactions		—	—	—	—	199,724	—	199,724
Depreciation in value of investments		—	—	—	—	—	(37,405)	(37,405)
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

Six Months Ended June 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend distribution		—	—	—	—	(553,370)	—	(553,370)
Undistributed net investment loss		—	—	—	(396,919)	—	—	(396,919)
Undistributed net realized gain on investment transactions		—	—	—	—	3,102,210	—	3,102,210
Depreciation in value of investments		—	—	—	—	—	(2,842,121)	(2,842,121)
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$311,452	$(136,830)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized depreciation on investments	37,405	2,842,121
Net realized gain on investments	(199,724)	(3,102,210)
Purchases of investments	(6,217,296)	(875,160)
Proceeds from sales of investments	1,192,824	3,380,422
Depreciation & amortization expense	1,287	1,287

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32,007)	(21,716)
Interest and dividends receivable	(62,644)	(29,168)
Receivable for investment sales	(158,649)	(86,697)
Payable for investment purchase	1,680,000
Accounts payable and other liabilities	(10,047)	10,362
Net cash provided (used) in operating activities	(3,457,399)	1,982,411

Cash flows from financing activities:

Payments for repurchase of common stock	(158,267)	—
Payments for common stock dividend	—	(553,370)
Net cash used by financing activities	(158,267)	(553,370)
Net increase (decrease) in cash	(3,615,666)	1,429,041
Cash, beginning of period	8,066,656	966,121
Cash, end of period	$4,450,990	$2,395,162

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans	$400,000	$400,000	3.91%
Financial - 52% secured loans	500,000	500,000	4.89%
Real Estate - 15% secured loans
Tailwinds, LLC	3,000,000	3,000,000	29.35%
Other	239,000	239,000	2.34%
Total Short-Term Non-Banking Loans	4,139,000	4,139,000	40.49%

Common Stock
Consumer
Ammo, Inc. (1,000,000 restricted shares)	1,750,000	1,750,000	17.12%
Publishing	201,558	424,348	4.15%
Real Estate	17,270	23,300	0.23%
Total Common Stock	1,968,828	2,197,648	21.50%

Preferred Stock
Information Technology	150,000	300,000	2.93%

Warrants
Advertising	—	—	0.00%
Healthcare	679	—	0.00%
Total Warrants	679	—	0.00%

Other Equity
Consumer	101,019	—	0.00%
Leisure & Hospitality	291,040	291,040	2.85%
Oil & Gas	550,000	—	0.00%
Total Other Equity	942,059	291,040	2.85%

Total Investments	$7,200,566	$6,927,688	67.77%

Total Cash	4,450,990	4,450,990	43.54%

Total Investments and Cash	$11,651,556	$11,378,678	111.31%

See accompanying Notes to the Financial Statements

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

June 30, 2020

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material. For more information, see the “Valuation of portfolio investments” caption below, and “Note 4 – Fair Value of Financial Instruments” below. We present our financial statements as an investment company following accounting and reporting guidance in ASC 946.

Cash deposits: We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments were measured at fair value as determined by the Valuation Committee of our Board of Directors based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may have been engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

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

Income taxes: Due to our change in business model, we now account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We believe we have no significant unrecognized tax positions.  Our evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2020.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Prior to the business model change in 2019, we operated as a BDC under the 1940 Act.  As such, we planned to be taxed as a regulated investment company, or “RIC”. Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to 2019. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences were reclassified to paid-in capital.  For more information of the current year provision, see Note 6, “Income Taxes.”

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

June 30, 2020

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Recently adopted accounting pronouncements: In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. The adoption of the ASU effective January 1, 2020 did not have a material impact on our financial statements.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2020 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$4,139,000	57.5%	$4,139,000	59.8%
Preferred Stock	150,000	2.1	300,000	4.3
Common Stock	1,968,828	27.3	2,197,648	31.7
Warrants	679	—	—	—
Other Equity	942,059	13.1	291,040	4.2
Total	$7,200,566	100.0%	$6,927,688	100.0%

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2020:

	As of June 30, 2020
	Investments at Fair Value	Percentage of Fair Value
Consumer	$2,150,000	31.1%
Financial	500,000	7.2
Information Technology	300,000	4.3
Leisure & Hospitality	291,040	4.2
Oil & Gas	—	—
Publishing	424,348	6.1
Real Estate	3,262,300	47.1
Total	$6,927,688	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2019:

	As of December 31, 2019
	Investments at Fair Value	Percentage of Fair Value
Consumer	$15,000	0.9%
Financial	150,858	8.7
Information Technology	300,000	17.2
Leisure & Hospitality	369,200	21.2
Oil & Gas	150,000	8.6
Publishing	755,839	43.4
Total	$1,740,897	100.0%

We do not “control,” and we are not an “affiliate” of (as each of those terms is defined in the 1940 Act), any of our portfolio companies as of June 30, 2020.

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

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of June 30, 2020 may differ materially from values that would have been used had a readily available market for the securities existed.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2020, according to the fair value hierarchy:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$4,139,000	$4,139,000
Preferred Stock			300,000	300,000
Common Stock	447,648	1,750,000	—	2,197,648
Warrants	—	—	—	—
Other Equity	—	—	291,040	291,040
Total	$447,648	$1,750,000	$4,730,040	$6,927,688

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2019, according to the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	906,697	—	—	906,697
Warrants	—	—	—	—
Other Equity	—	—	534,200	534,200
Total	$906,697	$—	$834,200	$1,740,897

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2020:

	For the six months ended June 30, 2020
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2020	$—	$300,000	$—	$—	$534,200
Net change in unrealized depreciation	—	—	—	—	(165,000)
Purchases and other adjustments to cost	4,393,000	—	—	—	—
Sales and redemptions	(254,000)	—	—	—	(78,160)
Net realized gain (loss)	—	—	—	—	—
Balance as of June 30, 2020	$4,139,000	$300,000	$—	$—	$291,040

The net change in unrealized depreciation for the six months ended June 30, 2020 attributable to Level 3 portfolio investments still held as of June 30, 2020 is $165,000.

The following table lists our Level 3 investments held as of June 30, 2020 and the unobservable inputs used to determine their valuation:

Security Type	6/30/20 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$4,139,000	discounted cash flow	market rate for similar debt	14-16%
Other Equity	291,040	last secured funding known by company	economic changes since purchase	14-16%
	—	illiquidity of company	economic changes since last funding
	—	discounted cash flow illiquidity of company	cash flow based on oil market price per barrel economic changes since last funding	$20 - $40 per barrel
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$4,730,040

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

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

The net change in unrealized depreciation for the year ended December 31, 2019 attributable to Level 3 portfolio investments still held as of December 31, 2019 was $348,629, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

NOTE 6 – INCOME TAXES

Prior to December 27, 2019, before we withdrew our election to be treated as a BDC, we planned to be taxed as a regulated investment company (RIC). Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to December 27, 2019. Ultimately, we never elected to be a RIC. As of December 27, 2019 we are a C-Corporation for tax purposes. Income taxes as of June 30, 2020 are described below.

As of June 30, 2020 and December 31, 2019, we maintained a full valuation allowance against its net deferred tax assets of $433,771 and $446,000, respectively. Our determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, our effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of June 30, 2020, we had a federal NOL of approximately $322,147. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). Certain NOLs will expire in years 2036 and 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $356,000. States may vary in their treatment of post 2017 NOLs. We have state NOL carryforwards arising from both combined and separate filings. The state NOL carryforwards may expire in 2036 and 2037.

NOTE 7 – SHAREHOLDERS’ EQUITY

At June 30, 2020, we had 10,696,735 shares of common stock issued and outstanding.

On May 6, 2020, we repurchased and retired 100,000 shares of common stock at a purchase price of $0.50.

On May 19, 2020, we repurchased and retired 270,667 shares of common stock at a purchase price of $0.40.

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

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2020	2019
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$593,370	$(1,301,499)
Denominator: Weighted-average number of common shares outstanding	10,882,039	11,067,402
Basic and diluted net gain (loss) per common share	$0.05	$(0.12)

	For the Six Months Ended June 30,
	2020	2019
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$311,452	$(136,830)
Denominator: Weighted-average number of common shares outstanding	10,974,721	11,067,402
Basic and diluted net gain (loss) per common share	$0.03	$(0.01)

We do not have any common stock equivalents outstanding during all periods presented.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

NOTE 9 – OPERATING LEASES

On January 1, 2019 we adopted ASU No. 2016-2, Leases (Topic 842), and its amendments and elected the effective date transition method. We are subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

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

Under ASC 840, rent expense for office facilities for the three and six months ended June 30, 2020 was $16,569 and $33,131, respectively. Rent expense for office facilities for the three and six months ended June 30, 2019 was $16,385 and $40,866, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2020:

	Three-Months	Six-Months
	Ended	Ended
	June 30, 2020	June 30, 2020
Operating lease costs	$4,779	$9,558
Variable lease cost	4,357	8,708
Short-term lease cost	7,433	14,865
Total	$16,569	$33,131

Variable lease costs consist primarily of property taxes, insurance and common area or other maintenance costs for our leased facility.

Long-term Lease Maturity Schedule
2020	$10,275
2021	21,162
2022	5,449
Total lease payments	36,886
Less: interest	(1,262)
Present value of lease liabilities	$35,624

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2020 through 2016:

	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Per Share Data (1)
Net asset value at beginning of period	$0.91	1.02	0.87	0.77	0.72
Net investment income (loss)	0.01	(0.03)	(0.02)	(0.02)	(0.01)
Net realized and unrealized gains (losses)	0.02	0.02	0.09	0.04	(0.02)
Repurchase of common stock	0.02	—	—	—	—
Payment of common stock dividend	—	(0.05)	—	—	—
Net asset value at end of period	$0.96	0.96	0.94	0.79	0.69

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.65	0.70	0.82	0.51	0.47
Shares outstanding at end of period	10,696,735	11,067,402	11,067,402	12,151,493	12,151,493
Average weighted shares outstanding for the period	10,974,721	11,067,402	11,067,402	12,151,493	12,151,493
Net assets at end of period	$10,221,718	10,588,689	11,278,889	9,555,551	8,354,165
Average net assets (2)	$10,025,622	12,304,975	9,955,674	9,504,851	8,670,320
Total investment return	3.30%	(5.88)%	8.05%	2.60%	(4.17)%
Portfolio turnover rate (3)	11.90%	7.11%	11.55%	11.87%	11.90%
Ratio of operating expenses to average net assets (3)	(9.41)%	(7.70)%	(6.98)%	(7.38)%	(3.30)%
Ratio of net investment income (loss) to average net assets (3)	3.02%	(6.40)%	(5.53)%	(5.89)%	(2.86)%
Ratio of realized gains (losses) to average net assets (3)	4.06%	57.36%	(12.79)%	16.51%	(12.02)%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2020, we made $6,217,296 of investments in portfolio companies and had $1,192,824 of redemptions and repayments, resulting in net investments at amortized cost of $7,200,566 at the end of the period.

During the six months ended June 30, 2019, we made $875,160 of investments in portfolio companies and had $3,380,422 of redemptions and repayments, resulting in net investments at amortized cost of $7,555,775 at the end of the period.

Our portfolio composition by major class, based on fair value at June 30, 2020, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$4,139,000	59.8%
Equity/Other	2,788,688	40.2
Total	$6,927,688	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2020 and June 30, 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total investment income	$283,456	$42,994	$468,435	$82,368
Total expenses	213,910	281,951	319,302	479,287
Net investment gain (loss)	$69,546	$(239,002)	$149,133	$(396,919)

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

For the three and six months ended June 30, 2020, our total investment income was $283,456 and $468,435, For the three and six months ended June 30, 2019, our total investment income was $42,949 and $82,368. The increase is due to the change in our business structure which now focuses on short-term non-bank lending. Our loan portfolio generates interest income, with an average rate on the loans of 15%.

Professional Fees

For the three and six months ended June 30, 2020, we had $90,529 and $74,297 professional fees expense, respectively. For the three and six months ended June 30, 2019, we had $46,743 and $98,839 professional fees expense, respectively The decrease is due to a refund received during the first quarter of $59,957 which related to expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three and six months ended June 30, 2020, we had $971,044 and $1,192,824, respectively, of sales of investments, resulting in $175,222 and $199,724, respectively, of realized gains. For the three and six months ended June 30, 2019, we had $573,844 and $3,380,422, respectively, of sales of investments, resulting in $31,364 and $3,102,210, respectively, of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2020, our investments had $348,602 of unrealized appreciation and $37,405 of unrealized depreciation, respectively. For the three and six months ended June 30, 2019, our investments had $1,093,861 and $2,842,121, of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2020, we recorded a net increase in net assets from operations of $593,370 and $311,452, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2020, our per-share net increase in net assets from operations was $0.05 and $0.03, respectively. For the three and six months ended June 30, 2019, we recorded a net decrease in net assets from operations of $1,301,499 and $136,830, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2019, our per-share net decrease in net assets from operations was $0.12 and $0.01, respectively.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

The level of cash flows used in or provided by operating activities is affected by the purchases of investments, redemptions and repayments of portfolio investments, among other factors. For the six months ended June 30, 2020, net cash used in operating activities was $3,457,399. Cash flows used in operating activities for the six months ended June 30, 2020 were primarily related to purchases of investments of $6,217,296, offset mostly by redemptions and repayments of investments totaling $1,192,824. For the six months ended June 30, 2019, net cash provided in operating activities was $1,982,411. Cash flows provided in operating activities for the six months ended June 30, 2019 were primarily related to redemptions and repayments of investments of $3,380,422, offset mostly by purchases of investments totaling $875,160.

FINANCIAL CONDITION

As of June 30, 2020, we had cash of $4,450,990, a decrease of $3,615,666 from December 31, 2019. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2020, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2020.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2		Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Ch ief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: July 31, 2020	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: July 31, 2020	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer