Form 10-Q
period 2020-09-30
Mill City Ventures III, Ltd
filed 2020-10-30
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of October 30, 2020, Mill City Ventures III, Ltd. had 10,696,735 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:	$8,178,263	$1,740,897
Non-control/non-affiliate investments (cost: $8,309,325 and $1,976,370 respectively)
Cash	2,120,389	8,066,656
Note receivable	250,000	250,000
Prepaid expenses	50,995	31,557
Receivable for sale of investments	127,679	—
Interest and dividend receivables	106,723	6,500
Right-of-use lease asset	27,794	40,823
Property and equipment, net	141	2,071
Total Assets	$10,861,984	$10,138,504

LIABILITIES
Accounts payable	$26,053	$24,996
Lease liability	30,869	44,975
Total Liabilities	56,922	69,971
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,696,735 and 11,067,402 outstanding)	10,696	11,067
Additional paid-in capital	10,616,757	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,142,644)	(2,397,865)
Accumulated undistributed net realized gains on investment transactions	3,610,980	3,075,816
Net unrealized depreciation in value of investments	(131,062)	(235,473)
Total Shareholders' Equity (net assets)	10,805,062	10,068,533
Total Liabilities and Shareholders' Equity	$10,861,984	$10,138,504
Net Asset Value Per Common Share	$1.01	$0.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income
Interest income	$285,338	$28,241	$740,008	$83,917
Dividend income	1,696	14,766	15,461	41,458
Total Investment Income	287,034	43,007	755,469	125,375
Operating Expenses
Professional fees	58,719	69,503	133,016	168,342
Payroll	58,191	56,768	174,768	283,359
Insurance	20,672	20,487	61,793	62,119
Occupancy	16,562	16,384	49,693	57,250
Director's fees	22,500	22,500	67,500	67,500
Depreciation and amortization	643	643	1,930	1,930
Other general and administrative	3,659	3,421	11,548	28,493
Total Operating Expenses	180,946	189,706	500,248	668,993
Net Investment Gain (Loss)	106,088	(146,699)	255,221	(543,618)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	335,440	1,374,287	535,164	4,476,497
Net change in unrealized appreciation (depreciation) on investments	141,816	(1,572,874)	104,411	(4,414,995)
Net Realized and Unrealized Gain (Loss) on Investments	477,256	(198,587)	639,575	61,502
Net Increase (Decrease) in Net Assets Resulting from Operations	$583,344	$(345,286)	$894,796	$(482,116)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$(0.03)	$0.08	$(0.04)

Weighted-average number of common shares outstanding	10,696,735	11,067,402	10,881,382	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718
Net investment gain		—	—	—	106,088	—	—	106,088
Net realized gain on investment transactions		—	—	—	—	335,440	—	335,440
Appreciation in value of investments		—	—	—	—	—	141,816	141,816
Balance as of September 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,142,644)	$3,610,980	$(131,062)	$10,805,062

Three Months Ended September 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,122,016)	$2,925,406	$159,244	$10,588,689
Net investment loss		—	—	—	(146,699)	—	—	(146,699)
Net realized gain on investment transactions		—	—	—	—	1,374,287	—	1,374,287
Depreciation in value of investments		—	—	—	—	—	(1,572,874)	(1,572,874)
Balance as of September 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,268,715)	$4,299,693	$(1,413,630)	$10,243,403

Nine Months Ended September 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(370,667)	(371)	(157,896)	—	—			(158,267)
Net investment gain		—	—	—	255,221	—	—	255,221
Net realized gain on investment transactions		—	—	—	—	535,164	—	535,164
Appreciation in value of investments		—	—	—	—	—	104,411	104,411
Balance as of September 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,142,644)	$3,610,980	$(131,062)	$10,805,062

Nine Months Ended September 30, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend distribution		—	—	—	—	(553,370)	—	(553,370)
Net investment loss		—	—	—	(543,618)	—	—	(543,618)
Net realized gain on investment transactions		—	—	—	—	4,476,497	—	4,476,497
Depreciation in value of investments		—	—	—	—	—	(4,414,995)	(4,414,995)
Balance as of September 30, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,268,715)	$4,299,693	$(1,413,630)	$10,243,403

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$894,796	$(482,116)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(104,411)	4,414,995
Net realized gain on investments	(535,164)	(4,476,497)
Purchases of investments	(7,655,802)	(875,160)
Proceeds from sales of investments	1,858,011	6,845,428
Proceeds from sales of investments sold short	—	30,119
Depreciation & amortization expense	1,930	1,930
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,409)	5,471
Interest and dividends receivable	(100,223)	(8,099)
Receivable for investment sales	(127,679)	(12,948)
Accounts payable and other liabilities	(13,049)	(11,905)
Net cash provided (used) in operating activities	(5,788,000)	5,431,218
Cash flows from financing activities:
Payments for repurchase of common stock	(158,267)	—
Payments for common stock dividend	—	(553,370)
Net cash used by financing activities	(158,267)	(553,370)
Net increase (decrease) in cash	(5,946,267)	4,877,848
Cash, beginning of period	8,066,656	966,121
Cash, end of period	$2,120,389	$5,843,969

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans	$400,000	$400,000	3.71%
Financial - 52% secured loans	500,000	500,000	4.64%
Financial - 44% secured loans	1,400,000	1,400,000	12.99%
Real Estate - 15% secured loans
Tailwinds, LLC	3,000,000	3,000,000	27.83%
Other	239,000	239,000	2.22%
Total Short-Term Non-Banking Loans	5,539,000	5,539,000	51.39%

Common Stock
Consumer
Ammo, Inc. (1,000,000 restricted shares)	1,750,000	2,016,000	18.70%
Business Services	28,606	32,223	0.30%
Total Common Stock	1,778,606	2,048,223	19.00%

Preferred Stock
Information Technology	150,000	300,000	2.78%

Warrants
Advertising	—	—	0.00%
Healthcare	679	—	0.00%
Total Warrants	679	—	0.00%

Other Equity
Leisure & Hospitality	291,040	291,040	2.70%
Oil & Gas	550,000	—	0.00%
Total Other Equity	841,040	291,040	2.70%

Total Investments	$8,309,325	$8,178,263	75.87%

Total Cash	2,120,389	2,120,389	19.67%

Total Investments and Cash	$10,429,714	$10,298,652	95.54%

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

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
September 30, 2020

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine we would be able to realize our deferred income tax assets in the future in excess of their recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We believe we have no significant unrecognized tax positions.  Our evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2020.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Prior to the business model change in 2019, we operated as a BDC under the 1940 Act.  As such, we planned to be taxed as a regulated investment company, or “RIC”. Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we made no provision for income taxes prior to 2019. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences were reclassified to paid-in capital.  For more information of the current year provision, see Note 6, “Income Taxes.”

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
September 30, 2020

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2020 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of September 30, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$5,539,000	66.7%	$5,539,000	67.7%
Preferred Stock	150,000	1.8	300,000	3.7
Common Stock	1,778,606	21.4	2,048,223	25.0
Warrants	679	—	—	—
Other Equity	841,040	10.1	291,040	3.6
Total	$8,309,325	100.0%	$8,178,263	100.0%

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2020:

	As of September 30, 2020
	Investments at Fair Value	Percentage of Fair Value
Business Services	$32,223	0.4%
Consumer	2,416,000	29.5
Financial	1,900,000	23.2
Information Technology	300,000	3.7
Leisure & Hospitality	291,040	3.6
Oil & Gas	—	—
Real Estate	3,239,000	39.6
Total	$8,178,263	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2019:

	As of December 31, 2019
	Investments at Fair Value	Percentage of Fair Value
Consumer	$15,000	0.9%
Financial	150,858	8.7
Information Technology	300,000	17.2
Leisure & Hospitality	369,200	21.2
Oil & Gas	150,000	8.6
Publishing	755,839	43.4
Total	$1,740,897	100.0%

We do not “control,” and we are not an “affiliate” of (as each of those terms is defined in the 1940 Act), any of our portfolio companies as of September 30, 2020.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of September 30, 2020 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2020, according to the fair value hierarchy:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$5,539,000	$5,539,000
Preferred Stock			300,000	300,000
Common Stock	32,223	2,016,000	—	2,048,223
Warrants	—	—	—	—
Other Equity	—	—	291,040	291,040
Total	$32,223	$2,016,000	$6,130,040	$8,178,263

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2019, according to the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	906,697	—	—	906,697
Warrants	—	—	—	—
Other Equity	—	—	534,200	534,200
Total	$906,697	$—	$834,200	$1,740,897

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2020	$—	$300,000	$—	$—	$534,200
Net change in unrealized depreciation	—	—	—	—	(164,000)
Purchases and other adjustments to cost	5,793,000	—	—	—	—
Sales and redemptions	(254,000)	—	—	—	(79,160)
Net realized gain (loss)	—	—	—	—	—
Balance as of June 30, 2020	$5,539,000	$300,000	$—	$—	$291,040

The net change in unrealized depreciation for the nine months ended September 30, 2020 attributable to Level 3 portfolio investments still held as of September 30, 2020 is $150,000.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

The following table lists our Level 3 investments held as of September 30, 2020 and the unobservable inputs used to determine their valuation:

Security Type	9/30/20 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$5,539,000	discounted cash flow	determining private company credit rating	14-52%
Other Equity	291,040	last secured funding known by company	economic changes since purchase	14-16%
	—	discounted cash flow illiquidity of company	cash flow based on oil market price per barrel economic changes since last funding	$20 - $40 per barrel
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$6,130,040

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
	$834,200

NOTE 5 – RELATED-PARTY TRANSACTIONS

From time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are:

•	Mr. Joseph A. Geraci, II, our Chief Financial Officer, and Mr. Douglas M. Polinsky, our Chief Executive Officer, hold direct and indirect interests in the common stock of Southern Plains Resources, Inc. (SPR), a company in which we made investments in common stock in each of March and July 2013. The company disposed of their investment in SPR in 2019.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

•	On August 10, 2018, we entered into a loan transaction with a shareholder and her spouse who own approximately 1,500,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Milliennium Trust Company.

NOTE 6 – INCOME TAXES

Prior to December 27, 2019, before we withdrew our election to be treated as a BDC, we planned to be taxed as a regulated investment company (RIC). Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we have made no provision for income taxes prior to December 27, 2019. Ultimately, we never elected to be a RIC. As of December 27, 2019, we are a C-Corporation for tax purposes. Income taxes as of September 30, 2020 are described below.

As of September 30, 2020 and December 31, 2019, we maintained a full valuation allowance against its net deferred tax assets of $384,059 and $446,000, respectively. Our determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, our effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of September 30, 2020, we had a federal NOL of approximately $298,065. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Certain NOLs will expire in years 2036 and 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $356,000. States may vary in their treatment of post-2017 NOLs. We have state NOL carryforwards arising from both combined and separate filings. The state NOL carryforwards may expire in 2036 and 2037.

NOTE 7 – SHAREHOLDERS’ EQUITY

At September 30, 2020, we had 10,696,735 shares of common stock issued and outstanding.

On May 6, 2020, we repurchased and retired 100,000 shares of common stock at a purchase price of $0.50.

On May 19, 2020, we repurchased and retired 270,667 shares of common stock at a purchase price of $0.40.

On February 15, 2019, we announced that our Board of Directors had approved a special cash dividend of $0.05 per common share. The dividend was paid on March 15, 2019 to stockholders of record as of the close of business on March 8, 2019.

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2020	2019
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$583,344	$(345,286)
Denominator: Weighted-average number of common shares outstanding	10,696,735	11,067,402
Basic and diluted net gain (loss) per common share	$0.05	$(0.03)

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

	For the Nine Months Ended September 30,
	2020	2019
Numerator: Net Increase (Decrease) in Net Assets Resulting from Operations	$894,796	$(482,116)
Denominator: Weighted-average number of common shares outstanding	10,881,382	11,067,402
Basic and diluted net gain (loss) per common share	$0.08	$(0.04)

We do not have any common stock equivalents outstanding during the periods presented.

NOTE 9 – OPERATING LEASES

On January 1, 2019, we adopted ASU No. 2016-2, Leases (Topic 842), and its amendments and elected the effective date transition method. We are subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

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

Under ASC 840, rent expense for office facilities for the three and nine months ended September 30, 2020 was $16,562 and $49,693, respectively. Rent expense for office facilities for the three and nine months ended September 30, 2019 was $16,384 and $57,250, respectively.

The components of our operating lease were as follows for the three and nine months ended September 30, 2020:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2020
Operating lease costs	$4,779	$14,337
Variable lease cost	4,351	13,059
Short-term lease cost	7,432	22,297
Total	$16,562	$49,693

Variable lease costs consist primarily of property taxes, insurance and common area or other maintenance costs for our leased facility.

2020	$5,138
2021	21,162
2022	5,449
Total lease payments	31,749
Less: interest	(880)
Present value of lease liabilities	$30,869

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2020 through 2016:

	Nine Months Ended September 30,
	2020	2019	2018	2017	2016
Per Share Data (1)
Net asset value at beginning of period	$0.91	1.02	0.87	0.77	0.72
Net investment income (loss)	0.02	(0.05)	(0.04)	(0.04)	(0.01)
Net realized and unrealized gains (losses)	0.06	0.01	0.15	0.06	(0.01)
Repurchase of common stock	0.02	—	—	0.04	—
Payment of common stock dividend	—	(0.05)	—	—	—
Net asset value at end of period	$1.01	0.93	0.98	0.83	0.70

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.76	0.70	0.82	0.51	0.47
Shares outstanding at end of period	10,696,735	11,067,402	11,067,402	12,151,493	12,151,493
Average weighted shares outstanding for the period	10,881,382	11,067,402	11,067,402	12,151,493	12,151,493
Net assets at end of period	$10,805,062	10,588,689	11,278,889	9,555,551	8,354,165
Average net assets (2)	$10,220,482	12,304,975	9,955,674	9,504,851	8,670,320
Total investment return	8.79%	(8.82)%	12.64%	2.60%	(2.78)%
Portfolio turnover rate (3)	18.18%	7.11%	11.55%	11.87%	11.90%
Ratio of operating expenses to average net assets (3)	(6.49)%	(7.70)%	(6.98)%	(7.38)%	(3.30)%
Ratio of net investment income (loss) to average net assets (3)	3.35%	(6.40)%	(5.53)%	(5.89)%	(2.86)%
Ratio of realized gains (losses) to average net assets (3)	7.06%	57.36%	(12.79)%	16.51%	(12.02)%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 26, 2020, the Board of Directors approved a stock repurchase program of up to $400,000 of the Company’s outstanding shares of common stock.  Repurchases, if any, are expected to begin two complete trading days after the filing with the SEC of the Company's quarterly report on Form 10-Q for the period ended September 30, 2020, and may be completed in public or private transactions.  The repurchase program does not require the Company to acquire any specific number of shares, and may be suspended from time to time in accordance with the Company's insider trading policy and existing best practices, or it may be discontinued.  Repurchases completed under the program are expected to be funded from available working capital.

.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2020, we made $7,655,802 of investments in portfolio companies and had $1,858,011 of redemptions and repayments, resulting in net investments at amortized cost of $7,200,566 at the end of the period.

During the nine months ended September 30, 2019, we made $875,160 of investments in portfolio companies and had $3,380,422 of redemptions and repayments, resulting in net investments at amortized cost of $7,555,775 at the end of the period.

Our portfolio composition by major class, based on fair value at September 30, 2020, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$5,539,000	67.7%
Equity/Other	2,639,263	32.3
Total	$8,178,263	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Total investment income	$287,034	$43,007	$755,469	$125,375
Total expenses	180,946	189,706	500,248	668,993
Net investment gain (loss)	$106,088	$(146,699)	$255,221	$(543,618)

Investment Income

We generate revenue primarily in the form of interest income and capital gains, if any, on the debt investments we own. We may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. We may also generate revenue in the form of commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned.

For the three and nine months ended September 30, 2020, our total investment income was $287,034 and $755,469, For the three and nine months ended September 30, 2019, our total investment income was $43,007 and $125,375. The increase is due to the change in our business structure which now focuses on short-term non-bank lending. Our loan portfolio generates interest income, with an average rate on the loans of 24%.

Professional Fees

For the three and nine months ended September 30, 2020, we had $58,719 and $133,016 professional fees expense, respectively. For the three and nine months ended September 30, 2019, we had $69,503 and $168,342 professional fees expense, respectively. The decrease is due to a refund received during the first quarter of $59,957, which related to expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2020, we had $665,187 and $1,858,011, respectively, of sales of investments, resulting in $335,440 and $535,164, respectively, of realized gains. For the three and nine months ended September 30, 2019, we had $3,495,125 and $6,875,547, respectively of sales of investments, resulting in $1,374,287 and $4,476,497 respectively, of realized gains, due primarily to the acquisition of our holding in BiteSquad LLC by Waitr Holdings.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2020, our investments had $141,816 and $104,411 of unrealized appreciation, respectively. For the three and nine months ended September 30, 2019, our investments had $1,572,874 and $4,414,995, of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2020, we recorded a net increase in net assets from operations of $583,344 and $894,796, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2020, our per-share net increase in net assets from operations was $0.05 and $0.08, respectively. For the three and nine months ended September 30, 2019, we recorded a net decrease in net assets from operations of $345,286 and $482,116, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2019, our per-share net decrease in net assets from operations was $0.03 and $0.04, respectively.

Cash Flows for the Nine months Ended September 30, 2020 and 2019

The level of cash flows used in or provided by operating activities is affected by the purchases of investments, redemptions and repayments of portfolio investments, among other factors. For the nine months ended September 30, 2020, net cash used in operating activities was $5,788,000. Cash flows used in operating activities for the nine months ended September 30, 2020 were primarily related to purchases of investments of $7,655,802, offset mostly by redemptions and repayments of investments totaling $1,858,011 For the nine months ended September 30, 2019, net cash provided in operating activities was $5,431,218. Cash flows provided in operating activities for the nine months ended September 30, 2019 were primarily related to redemptions and repayments of investments of $6,845,428, offset mostly by purchases of investments totaling $875,160.

FINANCIAL CONDITION

As of September 30, 2020, we had cash of $2,120,389, a decrease of $5,946,267 from December 31, 2019. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2020, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are forward-looking statements based on our management’s current expectations for our company. These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us. Some of the forward-looking statements contained in this report relate to, and are based our current assumptions regarding, the following:

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

As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2020.

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

MILL CITY VENTURES III, LTD.

Date: October 30, 2020	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: October 30, 2020	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer