Form 10-K
period 2020-12-31
Mill City Ventures III, Ltd
filed 2021-03-10
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2020 was approximately $1,512,115 based on the closing sales price of $0.60 per share as reported on the OTCPK. As of March 10, 2021, there were 10,785,913 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

Table of Contents

Page
PART I

Item 1.	Business	1

Item 1A.	Risk Factors	2

Item 2.	Properties	3

Item 3.	Legal Proceedings	3

PART II	4

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	4

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A	CONTROLS AND PROCEDURES	28

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	30

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION	33

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	33

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	34

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	36

SIGNATURES	37

PART I

ITEM 1 BUSINESS

Overview

Mill City Ventures III, Ltd, (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. From our inception until December 13, 2012, we were a development-stage company focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “19440 Act”). We operated as a BDC until we withdrew our BDC election by filing a Form N-54C with SEC on December 27, 2019. Presently, we are engaged in the business of providing short-term specialty finance on an opportunistic basis. Nevertheless, we manage our investments to ensure that no more than 40% of our total assets consist of investment securities so as to avoid the regulatory requirements of the 1940 Act.

Business as a BDC

As a BDC, we primarily focused on investing in or lending to private and small-capitalization public companies and making managerial assistance available to such companies. Our investments included stock of or membership interests (typically referred to as units) in private companies, small-cap public company stocks, and promissory notes. In some cases the stock or membership interests we acquired was preferred stock or units, and in other cases the stock or membership interests acquired was common stock or units. In connection with our investments in promissory notes, we also obtained warrants to purchase common stock.

Revenues from our operations as a BDC relate to the earnings we received from our portfolio investmenst.

Our 2020 Portfolio

At December 31, 2020, we held investments in eight portfolio companies, which had an aggregate amortized cost of $4,968,576 and a fair value of $6,667,897. At December 31, 2019, we held investments in eight eligible portfolio investments, which had an aggregate amortized cost of $1,976,370 and a fair value of $1,740,897. Our portfolio investments at December 31, 2020 were as follows:

•	1,000,000 common shares of Ammo, Inc. At December 31, 2020, our cost for this holding was $1,750,000 and the fair value was $3,300,000.

•	300,000 shares of Series B Convertible Preferred Stock of Kwikbit, Inc. At December 31, 2020, our cost for this holding was $150,000 and the fair value was $300,000.

•	$278,897 Membership Interest in DBR Enclave U.S. Investors, LLC. At December 31, 2020, our cost and fair value for this holding was $278,897.

•	Warrants to purchase 566 shares of common stock of Reshape Life Sciences, Inc. At December 31, 2020, our aggregate cost for this holding was $679 and the fair value was $0.

•	$400,000 principal amount promissory note due April 24, 2021. At December 31, 2020, our cost and fair value for this holding was $400,000.

•	$239,000 principal amount promissory note due June 9, 2021. At December 31, 2020, our cost and fair value for this holding was $239,000.

•	$400,000 principal amount promissory note due March 15, 2021. At December 31, 2020, our cost and fair value for this holding was $400,000.

•	$500,000 principal amount promissory note due March 24, 2021. At December 31, 2020, our cost and fair value for this holding was $500,000.

•	$1,250,000 principal amount promissory note due December 31, 2021. At December 31, 2020, our cost and fair value for this holding was $1,250,000.

Dispositions of Investments

In 2019, we disposed of a substantial portion of the investments we had earlier made as a BDC. These dispositions were effected by management in an orderly fashion, at prices management believed to be fair, and at times management believed to advantageous. In all, we disposed of $9,110,237 in investments (measured at fair value) in 2019.

Management

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, serve as our senior management team.

Strategic Direction

As of the time of this filing, we remain a public reporting company and file periodic reports with the SEC. Since the withdrawal of our BDC election, we have focused our business on the provision of short-term specialty financing to small business, small-cap public companies and high-net-worth individuals. We structure these investments carefully so as to avoid them, to the extent possible, from being characterized as “investment securities” under federal securities laws. In this regard, we generally seek to provide financing solutions that mature in nine months or less. Because of the short-term nature of our investments, and our ability to manage the due-diligence process swiftly and efficiently, our finance solutions typically involve high rates of interest and premiums, as well as other terms advantageous to us. In addition, to avoid becoming subject to the regulatory requirements of the 1940 Act, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets.

Pending the consummation of investments, we intend to keep the majority of our assets in cash, cash equivalents such as money-market investments, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

Risks Related to our Business

We have little operating history upon which to evaluate our business.

We only recently – within the past 13 months - withdrew our election to be treated as a BDC under the 1940 Act, and during that same short span of time have refocused our business on providing short-term specialty finance to private businesses, small-cap public companies and high-net-worth individuals. The financial results included in this report relate to our business operations as a BDC during 2019 (a business in which we are no longer engaged) and our new short-term specialty finance business operations during 2020. Given that our current business has been developed and pursued over the prior 13 months, and the comparative prior-year financials included in this report reflect the results of operations for a different business, investors have little means to evaluate the likelihood of our future success.

We may need to raise additional capital in the near future to fund operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future, and has no potential or actual plans to seek additional financing. Nevertheless, various future developments may cause us to seek or require additional financing.

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

Our ability to identify and consummate investment opportunities, and any need we may have for additional capital, will almost certainly be affected by general economic conditions.

General economic conditions will almost certainly impact our ability to (i) identify and pursue and consummate investment opportunities, and (ii) if necessary, seek and obtain additional financing on terms acceptable or favorable to us, if at all. Therefore, a deterioration in general economic conditions may slow the development of our business.

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

Our common stock is thinly traded and may remain thinly traded for the foreseeable future. A low trading volume will generally make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

We may not pay dividends on our common stock.

We may not pay cash dividends on our common stock and have only a limited history of paying dividends. Accordingly, investors in our common stock may only obtain a return on their investment, if any, upon a subsequent sale of their shares.

ITEM 2 PROPERTIES

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

ITEM 3 LEGAL PROCEEDINGS

None.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTCQB under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCPK in 2019 through September, and the OTCQB from October through present. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year/Quarter	2020	2019
First Quarter	$0.63 - 0.50	$1.70 - 0.47
Second Quarter	$0.65 - 0.43	$0.70 - 0.58
Third Quarter	$0.84 - 0.44	$0.59 - 0.46
Fourth Quarter	$3.03 - 0.66	$0.70 - 0.41

Holders

As of the date of this filing, we had approximately 253 holders of record of our common stock.

Dividends

On February 15, 2019, our Board of Directors declared a cash dividend of $0.05 per share to our shareholders of record as of March 8, 2019. The dividend was paid on March 15, 2019.

On December 8, 2020, our Board of Directors declared a cash dividend of $0.05 per share to our shareholders of record as of December 21, 2020. The dividend was paid on January 4, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we had no outstanding options, warrants or other rights to purchase any equity securities of the

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

In August 2020, the Compensation Committee approved, and the Company issued, 50,000 shares of restricted stock to each of Mr. Douglas M. Polinsky and Joseph A. Geraci, II. The shares vest upon the one-year anniversary of their issuance and until such time are subject to forfeiture.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Securities

During the course of 2020, the Company engaged in the following repurchases of its common stock, all of which were consummated in private transactions:

•	100,000 shares on May 6, 2020, at a per-share price of $0.50;

•	270,667 shares on May 19, 2020, at a per-share price of $0.40; and

•	10,822 shares in the aggregate on December 1, 2020, at a per-share price of $0.43.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report. An example of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our lack of a comparable prior operating history to provide our management with a basis to better evaluate certain likelihoods;

•	Our inability, for any reason, to retain our executive management personnel; and

•	The risks surrounding the new types of financing solutions we provide.

•	Economic risks, including specific economic risks arising as a result of the COVID-19 pandemic;

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

Results of Operations

	For the Year Ended December 31,
	2020	2019
Investment Income:
Interest Income	$1,282,175	$112,189
Dividend Income	15,462	49,473

Operating Expenses:
General Operating Expenses	83,447	111,757
Legal and Accounting Expenses	175,612	209,897
Executive Management Compensation	301,494	340,003
Insurance Expense	85,237	82,773
Director's Fees	90,000	90,000

Net Investment Gain (Loss)	$561,847	$(672,768)

For the year ended December 31, 2020, we earned $44,026 in interest payments from one investment— DBR Enclave US Investors, LLC;— an aggregate of $993,795 from six promissory note investments; an aggregate of $26,994 in bank interest on cash balances and note receivable; an aggregate of $217,360 in origination fees; and an aggregate of $15,462 in dividend payments from four investments—Manning & Napier, Inc., Educational Development Corp., Manhattan Bridge Capital, Inc.; and Windstream Holdings, Inc.

For the year ended December 31, 2019, we earned $78,264 in interest payments from one eligible portfolio company— DBR Enclave US Investors, LLC — an additional $33,925 in bank interest on cash balances and note receivable; an aggregate of $46,293 in dividend payments from five eligible portfolio companies—Manning & Napier, Inc., Simulations Plus, Inc., Tessco Technologies, Inc., Educational Development Corp., and Taitron Components, Inc.; and $3,180 in dividends received from non-eligible portfolio companies.

As the table above indicates, we incurred operating expenses aggregating $735,790 for the year ended December 31, 2020, and $834,430 for the year ended December 31, 2019. A discussion of the various components of our operating expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses were $83,447 for the year ended December 31, 2020 and $111,757 for the year ended December 31, 2019. The decrease in the current period is primarily related to expenses incurred in 2019 for an off-site board meeting as well as a decrease in our office lease premiums for the year 2020.

Legal and Accounting Expenses. Our legal and accounting expenses were $175,612 for the year ended December 31, 2020 and $209,897 for the year ended December 31, 2019. The decrease in the current period is primarily related to costs we incurred during 2019 related to the process of planning for, seeking, and obtaining authority for, the withdrawal of our BDC election.

Executive Management Compensation. Our executive management compensation was $301,494 for the year ended December 31, 2020 and $340,003 for the year ended December 31, 2019. The decrease in the current period is primarily related to a one-time bonus payment made during the year 2019.

For the year ended December 31, 2020 our net investment gain was $561,847. For the year ended December 31, 2019, our net investment loss was $672,768. The increased net investment gain during 2020 was primarily the result of higher interest income earned during 2020 from the short-term specialty finance solutions we provided in the form of short-term promissory notes bearing higher rates of interest and return, including related origination fees, than we were able to obtain when operating as a BDC.

Financial Condition

For the year ended December 31, 2020, we had an increase in net assets of $1,572,354. This increase in net assets was primarily due to the appreciation of our portfolio holdings. Our net assets decreased by $1,210,356 for the year ended December 31, 2019, primarily due to our payment of a dividend during 2019.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	2020	2019
Cash flows provided (used) by:
Operating activities	$(2,463,157)	$7,653,905
Financing activities	(162,920)	(553,370)
Net increase (decrease) in cash	(2,626,077)	7,100,535
Cash, beginning of period	8,066,656	966,121
Cash, end of period	$5,440,579	$8,066,656

We are not a party to any credit facilities or other sources of liquidity, and we have no present plans to become party to any credit facility. As a result, our $5,440,579 of cash at the end fiscal 2020 and our $8,066,656 of cash at the end of fiscal 2019 constituted our sole source of liquidity. Management believes cash on hand is sufficient to fund our anticipated operational and financing activities through fiscal 2021.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2020 and we do not anticipate any such capital expenditures for fiscal 2021.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors or, during our time as BDC, by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, Audit Committee and independent third party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments. Valuation determinations are in all cases made in conformity with the written valuation policies and procedures respecting the valuation of Company investments.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2020 and 2019, including the investment schedules and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $3,367,897 and $834,200 for 2020 and 2019, respectively, whose fair values have been estimated by the valuation committee and management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. The investments are valued based on unobservable inputs as of December 31, 2020 and 2019 of $3,367,897 and $834,200, respectively. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments which utilize significant unobservable inputs

Description of the Matter

At December 31, 2020, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled approximately $3,368,000. The fair value of these investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 6 and 7 to the financial statements.

Auditing the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy was complex and involved a high degree of auditor subjectivity due to the estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s valuation process, including management’s assessment of the significant inputs and estimates used in the fair value measurements.

We performed the following procedures, among others, for the Company’s Level 3 investments:

•    We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each subject investment and investment class.

•     We involved senior, more experienced audit team members to perform audit procedures.

•     We evaluated the reasonableness of the significant unobservable inputs by comparing the inputs used by the Company to third-party sources, such as market indexes or other market data.

•     We considered other information obtained during the audit that corroborated or contradicted the Company’s inputs or fair value measurements.

•     For investments sold during the year, we compared the transaction price to the Company’s fair value estimate to assess the reasonableness of management’s fair value estimates.

Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

March 10, 2021

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Investments, at fair value:	$6,667,897	$1,740,897
Non-control/non-affiliate investments (cost: $4,968,576 and $1,976,370 respectively)
Cash	5,440,579	8,066,656
Note receivable	250,000	250,000
Prepaid expenses	43,838	31,557
Receivable for sale of investments	19,313	—
Interest and dividend receivables	65,911	6,500
Right-of-use lease asset	23,345	40,823
Property and equipment, net	—	2,071
Total Assets	$12,510,883	$10,138,504

LIABILITIES
Accounts payable	$32,917	$24,996
Dividend payable	539,296	—
Lease liability	26,061	44,975
Accrued tax expense	13,722	—
Long-term deferred taxes	258,000	—
Total Liabilities	869,996	69,971
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,785,913 and 11,067,402 outstanding)	10,786	11,067
Additional paid-in capital	10,673,014	10,774,653
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,124,419)	(2,397,865)
Accumulated undistributed net realized gains on investment transactions	2,541,850	3,075,816
Net unrealized appreciation (depreciation) in value of investments	1,699,321	(235,473)
Total Shareholders' Equity (net assets)	11,640,887	10,068,533
Total Liabilities and Shareholders' Equity	$12,510,883	$10,138,504
Net Asset Value Per Common Share	$1.08	$0.91

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2020	December 31, 2019
Investment Income
Interest income	$1,282,175	$112,189
Dividend income	15,462	49,473
Total Investment Income	1,297,637	161,662
Operating Expenses
Professional fees	175,612	209,897
Payroll	301,494	340,003
Insurance	85,237	82,773
Occupancy	66,307	73,685
Director's fees	90,000	90,000
Depreciation and amortization	2,071	2,574
Other general and administrative	15,069	35,498
Total Operating Expenses	735,790	834,430
Net Investment Gain (Loss)	561,847	(672,768)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	5,330	3,252,620
Net change in unrealized appreciation (depreciation) on investments	1,934,794	(3,236,838)
Net Realized and Unrealized Gain (Loss) on Investments	1,940,124	15,782
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$2,501,971	$(656,986)

Provision for Income Taxes	288,401	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,213,570	$(656,986)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.20	$(0.06)

Weighted-average number of common shares outstanding - basic and diluted	10,869,054	11,067,402

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2020 and 2019

Year Ended December 31, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(381,489)	(381)	(162,539)	—	—	—	—	(162,920)
Stock based compensation	100,000	100	60,900	—	—	—	—	61,000
Dividend declared		—	—	—	—	(539,296)	—	(539,296)
Net investment gain, net of tax		—	—	—	273,446	—	—	273,446
Net realized gain on investment transactions		—	—	—	—	5,330	—	5,330
Appreciation in value of investments		—	—	—	—	—	1,934,794	1,934,794
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887

Year Ended December 31, 2019	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2018	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(1,725,097)	$376,566	$3,001,365	$11,278,889
Dividend distribution		—	—	—	—	(553,370)	—	(553,370)
Net investment loss		—	—	—	(672,768)	—	—	(672,768)
Net realized gain on investment transactions		—	—	—	—	3,252,620	—	3,252,620
Depreciation in value of investments		—	—	—	—	—	(3,236,838)	(3,236,838)
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,213,570	$(656,986)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,934,794)	3,236,838
Net realized gain on investments	(5,330)	(3,252,620)
Purchases of investments	(9,405,802)	(875,160)
Proceeds from sales of investments	6,418,926	9,080,118
Proceeds from sales of investments sold short	—	30,119
Stock-based compensation	61,000	—
Depreciation & amortization expense	2,071	2,574
Deferred income taxes	271,722	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,197	32,299
Interest and dividends receivable	(59,411)	66,401
Receivable for investment sales	(19,313)	18,999
Payable for investment purchase	—
Accounts payable and other liabilities	(10,993)	(28,677)
Net cash provided (used) in operating activities	(2,463,157)	7,653,905
Cash flows from financing activities:
Payments for repurchase of common stock	(162,920)	—
Payments for common stock dividend	—	(553,370)
Net cash used by financing activities	(162,920)	(553,370)
Net increase (decrease) in cash	(2,626,077)	7,100,535
Cash, beginning of period	8,066,656	966,121
Cash, end of period	$5,440,579	$8,066,656

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,679	$2,064
Non-cash financing activities:
Dividend to common stock shareholders	$539,296	$—

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2020

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	3.44%
Financial - 44% secured loans	400,000	400,000	3.44%
Financial - 36% secured loans	500,000	500,000	4.30%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	10.74%
Other	239,000	239,000	2.05%
Total Short-Term Non-Banking Loans	2,789,000	2,789,000	23.97%

Common Stock
Consumer
Ammo, Inc.	1,750,000	3,300,000	28.34%

Preferred Stock
Information Technology	150,000	300,000	2.58%

Warrants
Healthcare	679	—	0.00%

Other Equity
Leisure & Hospitality	278,897	278,897	2.40%

Total Investments	$4,968,576	$6,667,897	57.30%

Total Cash	5,440,579	5,440,579	46.74%

Total Investments and Cash	$10,409,155	$12,108,476	104.04%

Investment Schedule

As of December 31, 2019

Investments (1)	Investment Type (5)	Interest Rate (2)(6)	Expiration Date (7)	Shares/Units	Cost	Fair Value	Percentage of Net Assets	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Equity Investments
Advertising
Creative Realities, Inc.	Warrants (8)	n/a	12/28/2020	35,714	$—	$—	0.00%	$—	$—	$—

Consumer
Tzfat Spirits of Israel, LLC	LLC Membership Units (8)	n/a	n/a	55,000	101,019	15,000		—	86,019	(86,019)
					101,019	15,000	0.15%	—	86,019	(86,019)
Financial
Manning & Napier, Inc.	Common Stock	n/a	n/a	86,700	188,969	150,858		—	38,111	(38,111)
					188,969	150,858	1.50%	—	38,111	(38,111)
Healthcare
Reshape Life Sciences Inc.	Warrants (8)	n/a	8/16/2024	67,860	679	—		—	679	(679)
					679	—	0.00%	—	679	(679)
Information Technology
Kwikbit Inc. (fka MAX 4G)	Preferred Stock (8)	n/a	n/a	300,000	150,000	300,000		150,000	—	150,000
					150,000	300,000	2.98%	150,000	—	150,000
Leisure & Hospitality
DBR Enclave US Investors, LLC	LLC Units Units	n/a	n/a	369,200	369,200	369,200		—	—	—
					369,200	369,200	3.67%	—	—	—
Oil & Gas
Northern Capital Partners I, LP	Limited Partnership Units (8)	n/a	n/a	550,000	550,000	150,000		—	400,000	(400,000)
					550,000	150,000	1.49%	—	400,000	(400,000)
Publishing
Educational Development Corp.	Common Stock	n/a	n/a	122,304	616,503	755,839	7.50%	150,106	10,770	139,336

Total Equity Investments					1,976,370	1,740,897	17.29%	300,106	535,579	(235,473)

Total Cash					8,066,656	8,066,656	80.12%	—	—	—

Total Investments and Cash					$10,043,026	$9,807,553	97.41%	$300,106	$535,579	($235,473)

(1)	All investments and all cash, restricted cash and cash equivalents are “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 unless indicated to the contrary in the table or by footnote.
(2)	Interest is presented on a per annum basis.
(5)	In the case of warrants, warrants provide for the right to purchase common equity of the issuer.
(6)	In the case of preferred stock, this represents the right to annual cumulative dividends calculated on a per annum basis.
(7)	In the case of warrants, purchase rights under the warrants will expire at the close of business on this date.
(8)	Investment is not an income-producing investment.
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

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the 1940 Act. We operated as a BDC until we withdrew our BDC election on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC. We offer short-term specialty finance solutions primarily to private businesses, small-cap public companies and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “investment securities” for purposes of federal securities law, and we monitor our investments as a whole to ensure that no more than 40% of our total assets may consist of investment securities.

Because we operated as a BDC or investment company from 2013 through December 27, 2019, the 2019 financial statements in this report reflect our operations as a BDC subject to the 1940 Act including our December 31, 2019 balance sheet. During that time, we were primarily focused on investing in or lending to privately held and small capitalization publicly traded U.S. companies, and making managerial assistance available to such companies. A majority of our investments by dollar amount were structured as purchases of preferred or common stock or loans evidenced by promissory notes that may have been convertible into stock by their terms or that may have been accompanied by the issuance to us of warrants or similar rights to purchase stock. Our investment objective is to generate income and capital appreciation that ultimately became realized gains.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 7 – Fair Value of Financial Instruments” below. The Company presents its financial statements as an investment company following accounting and reporting guidance in ASC 946.

Cash deposits: We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by our Board of Directors or, during our time as BDC, by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by our Board of Directors, pursuant to our written Valuation Policy and Procedures. During our time as a BDC, this function was performed by a Valuation Committee of our Board of Directors. These policies and procedures generally require that we value our Level 3 equity investments at cost plus any accrued interest, unless circumstances warrant a different approach. Our Valuation Policy and Procedures provide examples of these circumstances, such as when a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our Valuation Policy and Procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

On a quarterly basis, our management provides members of our Board of Directors (or Valuation Committee, prior to 2020) with (i) valuation reports for each portfolio investment (which reports include our cost,, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments; and (iv) recommendations to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The board or committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

We made no changes to our Valuation Policy and Procedures during the reporting period other than to have our entire Board of Directors involved in implementing and discharging those policies and procedures.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020.

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

New Accounting Standards Not Yet Adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2021 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

NOTE 3 — NET GAIN PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2020	2019
Numerator: Net increase (decrease) in net assets resulting from operations	$2,213,570	$(656,986)
Denominator: Weighted-average number of common shares outstanding	10,869,054	11,067,402
Basic and diluted net gain (loss) per common share	$0.20	$(0.06)

At December 31, 2020 and 2019, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4—LEASES

We are subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of December 31, 2020 was 4.5% and the weighted average remaining lease term is one year.

Under ASC 840, rent expense for office facilities for the year ended December 31, 2020 and December 31, 2019 was $66,307 and $73,685, respectively.

The components of our operating leases were as follows for the twelve months ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease costs	$19,116	$19,008
Variable lease cost	17,461	16,654
Short-term lease cost	29,730	29,660
Total	$66,307	$65,322

Supplemental balance sheet information consisted of the following at December 31, 2020:

Operating Lease
Right-of-use assets	$23,345

Operating Lease Liability	$26,061
Less: short term portion	(20,406)
Long term portion	$5,655

Maturity analysis under lease agreements consisted of the following as of December 31, 2020:

Operating Leases
2021	$21,162
2022	5,396
Total minimum lease payments	26,558
Less: present value discount	(497)
Present value of net minimum lease payments	$26,061

NOTE 5—SHAREHOLDERS’ EQUITY

At December 31, 2020 a total of 10,785,913 shares of common stock were issued and outstanding. At December 31, 2019 a total of 11,067,402 shares of common stock were issued and outstanding.

During 2020, there were 381,489 shares repurchased and 100,000 shares issued by the Company.

On October 26, 2020, the Board of Directors approved a stock repurchase program of up to $400,000 of the Company’s outstanding shares of common stock. Repurchases may be completed in public or private transactions. The repurchase program does not require the Company to acquire any specific number of shares, and may be suspended from time to time in accordance with the Company's insider trading policy and existing best practices, or it may be discontinued. Repurchases completed under the program are expected to be funded from available working capital.

NOTE 6—INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2019 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Preferred Stock	$150,000	7.6%	$300,000	17.2%
Common Stock	805,472	40.8	906,697	52.1
Warrants	679	—	—	—
Other Equity	1,020,219	51.6	534,200	30.7
Total	$1,976,370	100.0%	$1,740,897	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at Fair Value	Percentage of Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2019:

	As of December 31, 2019
	Investments at Fair Value	Percentage of Fair Value
Consumer	$15,000	0.9%
Financial	150,858	8.7
Information Technology	300,000	17.2
Leisure & Hospitality	369,200	21.2
Oil & Gas	150,000	8.6
Publishing	755,839	43.4
Total	$1,740,897	100.0%

We did not and do not, “control,” and we were not and are not, an “affiliate” (as each of those terms is defined in the 1940 Act), of any of our portfolio companies as of December 31, 2020 or 2019. Under the 1940 Act, we would generally be presumed to have had “control” over a portfolio company if we owned more than 25% of its voting securities, and to have been an “affiliate” of a portfolio company in which we owned at least 5% and up to 25% of its voting securities.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2020 and 2019 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2020, according to the fair value hierarchy:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$2,789,000	$2,789,000
Preferred Stock	—	—	300,000	300,000
Common Stock	3,300,000	—	—	3,300,000
Warrants	—	—	—	—
Other Equity	—	—	278,897	278,897
Total	$3,300,000	$—	$3,367,897	$6,667,897

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2019, according to the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Preferred Stock	$—	$—	$300,000	$300,000
Common Stock	906,697	—	—	906,697
Warrants	—	—	—	—
Other Equity	—	—	534,200	534,200
Total	$906,697	$—	$834,200	$1,740,897

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2020:

	For the year ended December 31, 2020
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2020	$—	$300,000	$—	$—	$534,200
Net change in unrealized appreciation	—	—	—	—	486,018
Purchases and other adjustments to cost	7,543,000	—	—	—	—
Sales and redemptions	(4,754,000)	—	—	—	(91,313)
Net realized loss	—	—	—	—	(650,008)
Balance as of December 31, 2020	$2,789,000	$300,000	$—	$—	$278,897

The net change in unrealized appreciation for the year ended December 31, 2020 attributable to Level 3 portfolio investments still held as of December 31, 2020 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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

The net change in unrealized appreciation for the year ended December 31, 2019 attributable to Level 3 portfolio investments still held as of December 31, 2019 is $348,629, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of December 31, 2020 and the unobservable inputs used to determine their valuation:

Security Type	12/31/20 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$2,789,000	discounted cash flow	determining private company credit rating	14-44%
Other Equity	278,897	last secured funding known by company	economic changes since purchase
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$3,367,897

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
	$834,200

There were no transfers between levels during the years ended December 31, 2020 and 2019.

NOTE 8 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest and related-party transactions, as well as policies and procedures relating to what regulations applicable. Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our manageme, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our only related-party transaction requiring disclosure under this policy relates to an August 10, 2018 loan transaction we entered into with Elizabeth Zbikowski. Ms. Zbikowski, along with her husband Scott Zbikowski, owns approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note was subsequently amended such that it matures in August 2021. The note bears interest payable monthly at the rate of 10% per annum and is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Millennium Trust Company.

NOTE 9 — RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $10,550 and $10,000 to the plans for the years ended 2020 and 2019, respectively.

NOTE 10 — INCOME TAXES

Prior to December 27, 2019, before we withdrew our election to be treated as a BDC, we planned to be taxed as a regulated investment company (RIC). Compliance with the requirements of the Internal Revenue Code applicable to RICs required us to distribute at least 90% of our investment company taxable income to shareholders. Our intention was to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain, therefore we made no provision for income taxes prior to December 27, 2019. We never made an election to be a RIC, and our ability to do so expired with the withdrawal of our BDC election on December 27, 2019. Presently, we are a C-corporation for tax purposes and have booked an income tax provision for the year ended December 31, 2020. Income taxes as of December 31, 2020 and 2019 are described below.

	December 31,
	2020	2019
Current taxes
Federal	$—	$—
State	16,679	—
Deferred taxes
Federal	258,000	(446,000)
State	13,722	—
Valuation allowance	—	446,000
Provision for (benefit from) income taxes	$288,401	$—

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2020 and 2019 is as follows:

	December 31,
	2020	2019
Rate Reconciliation:
Tax expense at U.S. statutory rate	$716,966	$(154,099)
Change in valuation allowance	(446,000)	157,000
Provision-to-return reconciliation	21,657	—
Other	(4,222)	(2,901)
Income tax provision	$288,401	$—

The Company had Federal net operating loss carryforwards of approximately $371,000 at December 31, 2020 that do not expire. The Company had Minnesota net operating loss carryforwards of approximately $1,325,000 at December 31, 2020 expiring from 2021 through 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax components:
Unrealized (gain) loss on marketable securities	$(488,419)	$56,000
Depreciation	3,002	—
Net operating loss carryforwards	180,460	356,000
R&D and foreign tax credits	46,957	34,000
	$(258,000)	$446,000

Valuation Allowance	—	(446,000)

Net deferred tax asset (liability)	$(258,000)	$—

NOTE 11 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2020 through 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data (1)
Net asset value at beginning of period	$0.91	1.02	0.87	0.77	0.72
Net investment income (loss)	0.05	(0.06)	(0.05)	(0.05)	(0.02)
Net realized and unrealized gains (losses)	0.18	0.00	0.20	0.11	0.07
Provision for income taxes	(0.02)	0.00	0.00	0.00	0.00
Stock based compensation	(0.01)	0.00	0.00	0.00	0.00
Repurchase of common stock	0.02	0.00	0.00	0.04	0.00
Payment of common stock dividend	(0.05)	(0.05)	0.00	0.00	0.00
Net asset value at end of period	$1.08	0.91	1.02	0.87	0.77

Ratio / Supplemental Data
Per share market value of investments at end of period	$0.62	0.16	0.90	0.65	0.57
Shares outstanding at end of period	10,785,913	11,067,402	11,067,402	11,067,402	12,151,493
Average weighted shares outstanding for the period	10,869,054	11,067,402	11,067,402	11,863,392	12,151,493
Net assets at end of period	$11,640,887	10,068,533	11,278,889	9,629,215	9,387,408
Average net assets (2)	$10,504,563	11,473,535	10,341,702	9,444,440	8,651,742
Total investment return	23.08%	(5.88)%	17.24%	7.79%	6.94%
Portfolio turnover rate (3)	61.11%	7.63%	26.93%	35.03%	24.94%
Ratio of operating expenses to average net assets (3)	(7.16)%	(7.27)%	(6.59)%	(7.30)%	(7.15)%
Ratio of net investment income (loss) to average net assets (3)	5.35%	(5.86)%	(5.13)%	(5.45)%	(2.66)%
Ratio of realized gains (losses) to average net assets (3)	0.05%	28.35%	(5.62)%	5.71%	(2.12)%

(1)            Per-share data was derived using the weighted-average number of shares outstanding for the period.

(2)            Based on the monthly average of net assets as of the beginning and end of each period presented.

(3)            Ratios are annualized.

NOTE 12 — SUBSEQUENT EVENTS

On January 12, 2021, we invested $600,000 in a special purpose acquisition company sponsor by purchasing 150,000 common membership units.

On January 13, 2021, we made a short-term loan evidenced by a $1.05 million in principal amount promissory note. The note accrues interest at the per annum rate of 44.44%, and matures on April 13, 2021.

On January 18, 2021, we made a short-term loan evidenced by a $720,000 in principal amount promissory note. The note accrues interest at the per annum rate of 44.44%, and matures on April 18, 2021.

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

As of December 31, 2020, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

Changes in Internal Control

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	61	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	51	Director and Chief Financial Officer
Howard Liszt	75	Director
Lyle Berman	79	Director
Laurence Zipkin	81	Director

Douglas M. Polinsky co-founded the Company in January 2006 and since that time has been the Chairman and Chief Executive Officer of the Company. Since 1994, Mr. Polinsky has been the President of Great North Capital Consultants, Inc., a financial advisory and investment company that he founded. Great North Capital Consultants, Inc. primarily engages in the business of investing in hard money lending with collateral on the loans being first or second mortgages in both residential and commercial properties. In addition, Great North Capital Consultants, Inc. makes direct investments into public and private companies. Since 2015, Mr. Polinsky has been an independent director of Liberated Syndication, Inc., a Nevada corporation with its operations in Pennsylvania. Liberated Syndication, Inc. is a host and publisher of podcasts. Mr. Polinsky is a member of the Audit and Compensation Committees of the Board of Directors of Liberated Syndication. Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada, Las Vegas in 1981.

Joseph A. Geraci, II co-founded the Company in January 2006 and has been a director and the Chief Financial Officer of the Company since that time. Since February 2002 through the present time, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II, LP, each a Minnesota limited partnership that invested directly into both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota. Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. Mr. Geraci was employed at other Minneapolie brokerage firms from July 1991 to June 2000. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment, including many that meet the Company’s screening criteria.

In August 2003, the National Association of Securities Dealers (NASD) found in an administrative hearing that Mr. Geraci, while employed by and affiliated with a NASD member, had violated NASD Conduct Rule 2110 and SEC Rule 10b-5 in August 1999, and barred him from associating with any NASD member in the future.

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. Under his leadership, Campbell Mithun grew to be one of the 20 largest agencies in the world. He currently serves on the board of : Eggland’s Best. Mr. Liszt has served as a Board member for several industry-leading companies including Land O' Lakes, ShuffleMaster, Ocular Sciences, and Coleman Natural Foods. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

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

Code of Ethics

Our Board of Directors adopted a Code of Ethics on August 5, 2008, and revised March 6, 2013 in connection with the Company’s election to become a BDC. The Code of Ethics includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Company formally revised the Code of Ethics again in March 2021, to reflect the Company’s withdrawal of its BDC election. Our Code of Ethics is available at our website, www.millcityventures3.com, or without charge, to any shareholder upon written request made to Mill City Ventures III, Ltd., Attention: Chief Executive Officer, 1907 Wayzata Blvd., Suite 205, Wayzata, MN 55391.

Changes to Board of Director Nomination Procedures

In March 2021, the Board of Directors formally created a Nominating and Governance Committee and adopted and associated charter. The charter alters the manner in which candidates for service as directors will be nominated for election or re-election and delegates that authority to the committee in lieu of the entire Board of Directors.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The members of the Audit Committee are Laurence Zipkin, Howard Liszt and Lyle Berman., each of whom is independent for purposes of the Securities Exchange Act of 1934. Mr. Berman currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee a copy of which is available at the Company’s website at www.millcityventures3.com. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The board has determined that Mr. Berman is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Berman’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

The members of the Compensation Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934. Mr. Liszt currently serves as chair of the Compensation Committee. The compensation committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals. The board has adopted a charter for the Compensation Committee, a copy of which is available at www.millcityventures3.com.

As explained elsewhere, our entire Board of Directors values our investments pursuant to Valuation Policies and Procedures. Prior to 2020, this function was performed by a Valuation Committee. Accordingly, the entire Board of Directors is responsible for approving the fair value of debt and equity securities comprising the Company’s investment portfolio pursuant to the Company’s written valuation policy and procedures.

The members of the Nominating and Corporate Governance Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1943. Mr. Liszt currently serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance committee is responsible for advising the Board on a broad range of issues surrounding the composition and operation of the Board of Directors and its committees, specifically including identifying criteria for suitable board candidates, identifying individuals suited to service on the board (consistent with those criteria), recommending director candidates to the board and to the shareholders, conducting annual reviews of corporate governance matters and making related recommendations to the Board of Directors and its committees.

Of the directors presently serving on the board, Messrs. Berman, Liszt and Zipkin are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards.

While the Company is not presently subject to the Nasdaq listing standards because its common stock is not listed for trading on any Nasdaq market tier, the Company has submitted an application to have its common stock listed on the Nasdaq Capital Markets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2020 other than: a Form 4 report filed by Mr. Geraci on May 26 reporting a transaction on May 20; a Form 4 report filed by Mr. Polinsky on June 9 reporting a transaction on June 5; Form 4 reports filed by Messrs. Geraci and Polinsky on September 1 reporting a transaction on August 25; Form 4 reports filed on September 17 by Messrs. Geraci, Polinsky and Zipkin reporting transactions on September 14; and a Form 4 report filed by Mr. Zipkin on December 7 reporting a transaction on December 3.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2020 and 2018 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Douglas M. Polinsky,	2020	$50,000	$30,500	$31,845	*	$112,345
Chief Executive Officer	2019	$100,000	$0	$31,831	*	$131,831
Joseph A. Geraci, II,	2020	$100,000	$30,500	$37,918	*	$168,418
Chief Financial Officer	2019	$150,000	$0	$35,702	*	$185,702

*includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2020 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2020, we paid a total of $90,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $30,000.

Name	Year	Compensation	Total
Joseph A. Geraci, II	2020	—	—
Douglas M. Polinsky	2020	—	—
Lyle Berman	2020	$30,000	$30,000
Howard P. Liszt	2020	$30,000	$30,000
Laurence S. Zipkin	2020	$30,000	$30,000

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2020 (on which date there were 10,785,913 shares of common stock outstanding), by:

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

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	900,899	8.35%
Joseph A. Geraci, II (3)	1,009,828	9.36%
Howard Liszt (4)	20,000	— *
Lyle Berman (5)	20,000	— *
Laurence Zipkin (6)	60,650	— *
Neal Linnihan SEP/IRA	2,500,000	23.18%
Scott and Elizabeth Zbikowski (7)	1,765,000	16.36%
David Bester	1,000,000	9.27%
Patrick Kinney (8)	933,187	8.65%
William Hartzell	650,000	6.03%
All current directors and executive officers as a group (9) (five persons)	1,721,322	15.96%

*less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)	Mr. Polinsky is the Company’s Chairman and Chief Executive Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci, 528,705 common shares held individually by Mr. Polinsky, 69,411 common shares held by Great North Capital Corp., and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).

(3)	Mr. Geraci is a director and the Company’s Chief Financial Officer. Includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky, 702,500 common shares held by Mr. Geraci and 17,273 common shares held individually by Mr. Geraci’s spouse.

(4)	Mr. Liszt is a director of the Company.

(5)	Mr. Berman is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,140,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.

(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 933,187 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.

(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our only related-party transactions requiring disclosure under this policy relates to a promissory note that we held at all times in 2019 and 2020. On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owns approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended so that the note matures in August 2021. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Millennium Trust Company.

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

The entire Board of Directors administers the policy and approves any related-party transactions. In general, after full disclosure of all material facts, review and discussion, the board approves or disapproves related-party transactions by a vote of a majority of the directors who have no interest in such transaction, direct or indirect. Procedurally, no director is allowed vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.

Director Independence

The Company currently has five directors, three of whom—Messrs. Liszt, Berman and Zipkin, are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards. The Company is not subject to those listing standards, however, because its common stock is presently not listed for trading on a Nasdaq market. The Company has, however, submitted an application for its common stock to be listed and traded on the Nasdaq Capital Markets. Based upon information requested from each such director concerning his background, employment and affiliations, the board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the board or any committee thereof.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2020 and December 31, 2019, as well as the fees billed for other services rendered by Boulay PLLP during year ended December 31, 2020.

	2020	2019
Audit Fees	$80,875	$56,310
Audit-Related Fees	—	—
Tax Fees	9,100	8,660
Total	$89,975	$58,810

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2020 and 2019 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2020 and 2019 were pre-approved by the Audit Committee.

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

Dated: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 10, 2021
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 10, 2021
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 10, 2021
Lyle Berman

/s/ Howard Liszt	Director	March 10, 2021
Howard Liszt

/s/ Laurence Zipkin	Director	March 10, 2021