Form 10-Q
period 2021-03-31
Mill City Ventures III, Ltd
filed 2021-05-17
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 17, 2021, Mill City Ventures III, Ltd. had 10,786,913 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Investments, at fair value:	$13,462,403	$6,667,897
Non-control/non-affiliate investments (cost: $12,276,332 and $4,968,576 respectively)
Cash	499,157	5,440,579
Note receivable	250,000	250,000
Prepaid expenses	110,386	43,838
Receivable for sale of investments	—	19,313
Interest and dividend receivables	210,047	65,911
Right-of-use lease asset	18,840	23,345
Total Assets	$14,550,833	$12,510,883

LIABILITIES
Accounts payable	$59,696	$32,917
Dividend payable	—	539,296
Deferred interest income	144,000	—
Lease liability	21,045	26,061
Accrued tax expense	593,413	13,722
Long-term deferred taxes	341,000	258,000
Total Liabilities	1,159,154	869,996
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,786,913 and 10,785,913 outstanding)	10,787	10,786
Additional paid-in capital	10,678,763	10,673,014
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,774,126)	(2,124,419)
Accumulated undistributed net realized gains on investment transactions	5,449,849	2,541,850
Net unrealized appreciation in value of investments	1,186,071	1,699,321
Total Shareholders' Equity (net assets)	13,391,679	11,640,887
Total Liabilities and Shareholders' Equity	$14,550,833	$12,510,883
Net Asset Value Per Common Share	$1.24	$1.08

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Investment Income
Interest income	$546,842	$178,245
Dividend income	—	6,734
Total Investment Income	546,842	184,979
Operating Expenses
Professional fees	142,808	(16,232)
Payroll	302,080	58,497
Insurance	24,279	20,453
Occupancy	16,689	16,562
Director's fees	30,000	22,500
Depreciation and amortization	—	643
Other general and administrative	18,002	2,969
Total Operating Expenses	533,858	105,392
Net Investment Gain	12,984	79,587
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	2,907,999	24,502
Net change in unrealized depreciation on investments	(513,250)	(386,007)
Net Realized and Unrealized Gain (Loss) on Investments	2,394,749	(361,505)
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$2,407,733	$(281,918)

Provision for Income Taxes	662,691	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,745,042	$(281,918)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.16	$(0.03)

Weighted-average number of common shares outstanding - basic and diluted	10,785,913	11,067,402

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Issuance of shares	1,000	1	5,749	—	—	—	—	5,750
Net investment loss, net of tax of $662,691		—	—	—	(649,707)	—	—	(649,707)
Net realized gain on investment transactions		—	—	—	—	2,907,999	—	2,907,999
Depreciation in value of investments		—	—	—	—	—	(513,250)	(513,250)
Balance as of March 31, 2021	10,786,913	$10,787	$10,678,763	$(1,159,665)	$(2,774,126)	$5,449,849	$1,186,071	$13,391,679

Three Months Ended March 31, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Net investment gain		—	—	—	79,587	—	—	79,587
Net realized gain on investment transactions		—	—	—	—	24,502	—	24,502
Depreciation in value of investments		—	—	—	—	—	(386,007)	(386,007)
Balance as of March 31, 2020	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,318,278)	$3,100,318	$(621,480)	$9,786,615

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,745,042	$(281,918)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized depreciation on investments	513,250	386,007
Net realized gain on investments	(2,907,999)	(24,502)
Purchases of investments	(9,430,664)	(3,328,296)
Proceeds from sales of investments	5,036,657	221,780
Depreciation & amortization expense	—	643
Deferred income taxes	662,691	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(62,043)	24,288
Interest and dividends receivable	(144,136)	(42,972)
Receivable for investment sales	19,313	—
Payable for investment purchase	—
Accounts payable and other liabilities	21,763	6,007
Deferred interest income	144,000	—
Payable for investment purchase	—	—
Net cash used in operating activities	(4,402,126)	(3,038,963)
Cash flows from financing activities:
Payments for common stock dividend	(539,296)	—
Net cash used by financing activities	(539,296)	—
Net decrease in cash	(4,941,422)	(3,038,963)
Cash, beginning of period	5,440,579	8,066,656
Cash, end of period	$499,157	$5,027,693

Non-cash financing activities:
Common shares issued as consideration for investment	$5,750	—

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	2.99%
Financial - 44% secured loans
Benton Financial, LLC	2,790,000	2,790,000	20.83%
Financial - 36% secured loans
Benton Financial, LLC	1,010,000	1,010,000	7.54%
Financial - 34% secured loans	293,333	293,333	2.19%
Financial - 12% secured loans	300,000	300,000	2.24%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.44%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	9.33%
Real Estate - 12% secured loans
Tailwinds, LLC	3,000,000	3,000,000	22.40%
Total Short-Term Non-Banking Loans	10,849,083	10,843,333	80.96%

Common Stock
Consumer
Ammo, Inc.	437,500	1,480,000	11.05%

Preferred Stock
Information Technology	150,000	300,000	2.24%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	600,000	600,000	4.48%
Leisure & Hospitality	239,070	239,070	1.80%
	839,070	839,070	6.28%

Total Investments	$12,276,332	$13,462,403	100.53%

Total Cash	499,157	499,157	3.73%

Total Investments and Cash	$12,775,489	$13,961,560	104.26%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	3.44%
Financial - 44% secured loans	400,000	400,000	3.44%
Financial - 36% secured loans	500,000	500,000	4.30%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	10.74%
Other	239,000	239,000	2.05%
Total Short-Term Non-Banking Loans	2,789,000	2,789,000	23.97%

Common Stock
Consumer
Ammo, Inc.	1,750,000	3,300,000	28.34%

Preferred Stock
Information Technology	150,000	300,000	2.58%

Warrants
Healthcare	679	—	0.00%

Other Equity
Leisure & Hospitality	278,897	278,897	2.40%

Total Investments	$4,968,576	$6,667,897	57.30%

Total Cash	5,440,579	5,440,579	46.74%

Total Investments and Cash	$10,409,155	$12,108,476	104.04%

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

NOTE 1 – ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC. We offer short-term specialty finance solutions primarily to private businesses, small-cap public companies and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “investment securities” for purposes of federal securities law, and we monitor our investments as a whole to ensure that no more than 40% of our total assets may consist of investment securities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our Board of Directors to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material. For more information, see the “Valuation of portfolio investments” caption below, and “Note 4 – Fair Value of Financial Instruments” below. The Company is an investment company following accounting and reporting guidance in ASC 946.

Cash deposits: We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by our Board of Directors, or by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

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

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. The fair value for short-term non-banking loans is determined as the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent to those cash flows. The discount ranges from 14% to 44% and approximate rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

On a quarterly basis, our management provides members of our Board of Directors with (i) valuation reports for each portfolio investment (which reports include our cost,, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments; and (iv) recommendations to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The board or committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

We made no changes to our Valuation Policy and Procedures during the reporting period other than to have our entire Board of Directors involved in implementing and discharging those policies and procedures.

Income taxes:

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2021.

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
March 31, 2021

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2021 for us, with early adoption permitted. The adoption of the ASU effective January 1, 2021 did not have a material impact on the Company’s financial statements.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2021 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$10,849,083	88.4%	$10,843,333	80.5%
Preferred Stock	150,000	1.2	300,000	2.2
Common Stock	437,500	3.6	1,480,000	11.0
Warrants	679	—	—	—
Other Equity	839,070	6.8	839,070	6.3
Total	$12,276,332	100.0%	$13,462,403	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2021:

	As of March 31, 2021
	Investments at Fair Value	Percentage of Fair Value
Consumer	$1,880,000	14.0%
Financial	6,793,333	50.4
Information Technology	300,000	2.2
Leisure & Hospitality	239,070	1.8
Real Estate	4,250,000	31.6
	—	—
Total	$13,462,403	100.0%

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at Fair Value	Percentage of Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2021 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2021, according to the fair value hierarchy:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$10,843,333	$10,843,333
Preferred Stock			300,000	300,000
Common Stock	1,480,000	—	—	1,480,000
Warrants	—	—	—	—
Other Equity	—	—	839,070	839,070
Total	$1,480,000	$—	$11,982,403	$13,462,403

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

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2021:

	For the three months ended March 31, 2021
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2021	$2,789,000	$300,000	$—	$—	$278,897
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	8,693,333	—	—	—	600,000
Sales and redemptions	(639,000)	—	—	—	(39,827)
Net realized loss	—	—	—	—	—
Balance as of March 31, 2021	$10,843,333	$300,000	$—	$—	$839,070

The net change in unrealized depreciation for the three months ended March 31, 2021 attributable to Level 3 portfolio investments still held as of March 31, 2021 is $0.

The following table lists our level 3 investments held as of March 31, 2021 and the unobservable inputs used to determine their valuation:

Security Type	3/31/21 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$10,843,333	discounted cash flow	determining private company credit rating	12-44%
Other Equity	839,070	last secured funding known by company	economic changes since last funding
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$11,982,403

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2020:

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

The net change in unrealized depreciation for the year ended December 31, 2020 attributable to Level 3 portfolio investments still held as of December 31, 2020 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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
March 31, 2021

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

NOTE 6 – INCOME TAXES

As of December 27, 2019, we are a C-corporation for income tax purposes. Income taxes as of March 31, 2021 are described below.

As of March 31, 2021 and December 31, 2020 we had accrued income taxes of $593,000 and $13,000 respectively. The change in accrued income taxes results from large realized gains on investment sold off during quarter one of 2021. Due to the full valuation allowances in periods prior to December 31, 2020, our effective tax rate was expected to be near zero percent, therefore income tax accruals and expense were not material for those periods presented. The income tax expense associated with the tax accruals are for the periods March 31, 2021 and March 31, 2020 is $663,000 and $0, respectively.

As of December 31, 2020, we had a federal net operating loss carryforward (NOL) of approximately $371,000. The federal NOL is expected to be completely used and offset taxable income by March 31, 2021. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Certain federal NOLs will expire in years 2036 and 2037 if not used. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $356,000. States may vary in their treatment of post-2017 NOLs. Certain state NOL carryforwards were lost in 2019 when several state tax returns were filed final as a result of changes to state nexus. The remaining state NOLs are expected to be completely used and offset taxable income by March 31, 2021. The remaining state NOL carryforwards may expire in 2021 and 2023 if not used.

NOTE 7 – SHAREHOLDERS’ EQUITY

At March 31, 2021, we had 10,786,913 shares of common stock issued and outstanding.

On December 8, 2020 we announced that our Board of Directors had approved a cash dividend of $0.05 per common share. The dividend was paid on January 4, 2021 to shareholders of record as of the close of business on December 21, 2020.

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2021	2020
Numerator: Net increase (decrease) in net assets resulting from operations	$1,745,042	$(281,918)
Denominator: Weighted-average number of common shares outstanding	10,785,913	11,067,402
Basic and diluted net gain (loss) per common share	$0.16	$(0.03)

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

NOTE 9 – OPERATING LEASES

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

Under ASC 840, rent expense for office facilities for the three months ended March 31, 2021 and March 31, 2020 was $16,689 and $16,562, respectively.

The components of our operating lease were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease costs	$4,779	$4,779
Variable lease cost	4,478	4,351
Short-term lease cost	7,432	7,432
Total	$16,689	$16,562

Supplemental balance sheet information consisted of the following at March 31, 2021:

Operating Lease
Right-of-use assets	$18,840

Operating Lease Liability	$21,045
Less: short term portion	(21,045)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of March 31, 2021:

Operating Leases
2021	$15,871
2022	5,449
Total lease payments	21,320
Less: interest	(275)
Present value of lease liabilities	$21,045

MILL CITY VENTURES III, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2021 through 2017:

	Three Months Ended March 31,
	2021	2020	2019	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$1.08	0.91	1.02	0.87	0.77
Net investment income (loss)	0.00	0.00	(0.02)	(0.01)	(0.01)
Net realized and unrealized gains (losses)	0.22	(0.03)	0.12	0.06	0.01
Provision for income taxes	(0.06)	0.00	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	(0.05)	0.00	0.00
Net asset value at end of period	$1.24	0.88	1.07	0.92	0.77

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.25	0.41	0.78	0.76	0.46
Shares outstanding at end of period	10,786,913	11,067,402	11,067,402	11,067,402	12,151,493
Average weighted shares outstanding for the period	10,785,913	11,067,402	11,067,402	11,863,392	12,151,493
Net assets at end of period	$13,391,679	9,786,615	11,890,188	9,783,191	9,366,890
Average net assets (2)	$12,516,283	9,927,574	12,911,895	9,770,410	9,563,916
Total investment return	14.81%	(3.30)%	4.90%	5.75%	0.00%
Portfolio turnover rate (3)	40.24%	0.75%	0.93%	0.80%	7.26%
Ratio of operating expenses to average net assets (3)	(16.20)%	(7.82)%	(6.06)%	(7.52)%	(6.86)%
Ratio of net investment income (loss) to average net assets (3)	0.42%	0.87%	(4.87)%	(6.16)%	(5.38)%
Ratio of realized gains (losses) to average net assets (3)	133.32%	1.00%	137.57%	2.17%	33.82%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

NOTE 12 – Subsequent Events

On May 4, 2021, the company entered into a non-binding letter of intent with AMMO, Inc.  The letter of intent contemplates the company providing a consumer financing option for consumer-purchasers at the GunBroker.com website, which AMMO, Inc. recently acquired through purchase.  The letter of intent obligates the parties only to discuss and negotiate in good faith toward a definitive written agreement.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2021, we made $9,430,664 of investments in portfolio companies and had $5,036,657 of redemptions and repayments, resulting in net investments at amortized cost of $12,276,332 as of March 31, 2021.

During the three months ended March 31, 2020, we made $3,328,963 of investments in portfolio companies and had $221,780 of redemptions and repayments, resulting in net investments at amortized cost of $5,107,388 as of March 31, 2020.

Our portfolio composition by major class, based on fair value at March 31, 2021, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$10,843,333	80.5%
Equity/Other	2,619,070	19.5
Total	$13,462,403	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Investment Income:	$546,842	$184,979
Operating Expenses:	(533,858)	(105,392)
Net Investment Gain (Loss)	$12,984	$79,587

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

For the three months ended March 31, 2021 and 2020, our total investment income was $546,842 and $184,979, respectively. The increase is due to the change in our business structure which now focuses on short-term non-bank lending. Our loan portfolio generates interest income, with an average rate on the loans of 25%.

Professional Fees

For the three months ended March 31, 2021 and 2020, we had $142,808 and ($16,232) of professional fees expense, respectively. The increase in 2021 is due to legal costs incurred to close on several new short-term banking loans. In 2020, we received a refund during the first quarter of $59,957 relating to certain audit expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three months ended March 31, 2021, we had $5,036,657 of proceeds from sale of investments, resulting in $2,907,999 of realized gains, due primarily to sales of our Ammo, Inc. holding. For the three months ended March 31, 2020, we had $221,780 of proceeds from sale of investments, resulting in $24,502 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2021, our investments included $513,250 of unrealized depreciation. For the three months ended March 31, 2020, our investments included $386,007 of unrealized depreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2021, we recorded a net increase in net assets from operations of $1,745,042. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2021, our per-share net increase in net assets from operations was $0.16. For the three months ended March 31, 2020, we recorded a net decrease in net assets from operations of $281,918. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2020, our per-share net decrease in net assets from operations was $0.03.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2021, net cash used in operating activities was $4,402,126. Cash flows used in operating activities for the three months ended March 31, 2021 were primarily related to purchases of investments totaling $9,430,664, offset by repayments of investments of $5,036,657. For the three months ended March 31, 2020, net cash used in operating activities was $3,038,963. Cash flows provided in operating activities for the three months ended March 31, 2020 were primarily related to purchases of investments totaling $3,328,296, offset by repayments of investments totaling $221,780.

FINANCIAL CONDITION

As of March 31, 2021, we had cash of $499,157, a decrease of $4,941,422 from December 31, 2020. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2021.

To the extent our Board of Directors determines in the future, based on our financial condition and capital market conditions, that additional capital would allow us to take advantage of additional investment opportunities, we may seek to raise additional equity capital or engage in borrowing.

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2021, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this section of our report are forward-looking statements based on our management’s current expectations for our company. These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us. Some of the forward-looking statements contained in this report relate to, and are based our current assumptions regarding, the following:

•	our future operating results;
•	the success of our investments;
•	our relationships with third parties;
•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, we receive from our investments.

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 10, 2021 (related to our year ended December 31, 2020) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2021.

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

MILL CITY VENTURES III, LTD.

Date: May 17, 2021	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer