Form 10-Q
period 2021-06-30
Mill City Ventures III, Ltd
filed 2021-08-16
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.
(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2021, Mill City Ventures III, Ltd. had 10,790,413 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investments, at fair value:	$13,133,933	$6,667,897
Non-control/non-affiliate investments (cost: $11,864,762 and $4,968,576 respectively)
Cash	1,515,005	5,440,579
Note receivable	250,000	250,000
Prepaid expenses	188,838	43,838
Receivable for sale of investments	94,778	19,313
Interest and dividend receivables	331,415	65,911
Right-of-use lease asset	14,279	23,345
Total Assets	$15,528,248	$12,510,883

LIABILITIES
Accounts payable	$40,687	$32,917
Dividend payable	—	539,296
Lease liability	15,973	26,061
Accrued income tax expense	920,000	13,722
Deferred taxes	363,000	258,000
Total Liabilities	1,339,660	869,996
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,790,413 and 10,785,913 outstanding)	10,790	10,786
Additional paid-in capital	10,694,163	10,673,014
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,697,320)	(2,124,419)
Accumulated undistributed net realized gains on investment transactions	6,071,449	2,541,850
Net unrealized appreciation in value of investments	1,269,171	1,699,321
Total Shareholders' Equity (Net Assets)	14,188,588	11,640,887
Total Liabilities and Shareholders' Equity	$15,528,248	$12,510,883
Net Asset Value Per Common Share	$1.31	$1.08

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment Income
Interest income	$675,549	$276,425	$1,222,391	$454,670
Dividend income	—	7,031	—	13,765
Total Investment Income	675,549	283,456	1,222,391	468,435
Operating Expenses
Professional fees	77,539	90,529	220,347	74,297
Payroll	85,346	58,080	387,426	116,577
Insurance	27,854	20,668	52,133	41,121
Occupancy	16,337	16,569	33,026	33,131
Director's fees	30,000	22,500	60,000	45,000
Depreciation and amortization	—	644	—	1,287
Other general and administrative	13,080	4,920	31,082	7,889
Total Operating Expenses	250,156	213,910	784,014	319,302
Net Investment Gain	425,393	69,546	438,377	$149,133
Realized and Unrealized Gain on Investments
Net realized gain on investments	621,600	175,222	3,529,599	199,724
Net change in unrealized appreciation (depreciation) on investments	83,100	348,602	(430,150)	(37,405)
Net Realized and Unrealized Gain on Investments	704,700	523,824	3,099,449	162,319
Net Increase in Net Assets Resulting from Operations Before Taxes	$1,130,093	$593,370	$3,537,826	$311,452
Provision for Income Taxes	348,587	—	1,011,278	—
Net Increase in Net Assets Resulting from Operations	$781,506	$593,370	$2,526,548	311,452
Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.07	$0.05	$0.23	$0.03
Weighted-average number of common shares outstanding - basic and diluted	10,790,413	10,882,039	10,788,175	10,974,721

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2021	10,786,913	$10,787	$10,678,763	$(1,159,665)	$(2,774,126)	$5,449,849	$1,186,071	$13,391,679
Common shares issued in consideration for expense payment	3,500	3	15,400	—	—			15,403
Undistributed net investment gain		—	—	—	76,806	—	—	76,806
Undistributed net realized gain on investment transactions		—	—	—	—	621,600	—	621,600
Appreciation in value of investments		—	—	—	—	—	83,100	83,100
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

Three Months Ended June 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2020	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,318,278)	$3,100,318	$(621,480)	$9,786,615
Repurchase of shares	(370,667)	(371)	(157,896)	—	—			(158,267)
Undistributed net investment loss		—	—	—	69,546	—	—	69,546
Undistributed net realized gain on investment transactions		—	—	—	—	175,222	—	175,222
Appreciation in value of investments		—	—	—	—	—	348,602	348,602
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

Six Months Ended June 30, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Issuance of shares	4,500	4	21,149	—	—			21,153
Undistributed net investment loss		—	—	—	(572,901)	—	—	(572,901)
Undistributed net realized loss on investment transactions		—	—	—	—	3,529,599	—	3,529,599
Depreciation in value of investments		—	—	—	—	—	(430,150)	(430,150)
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

Six Months Ended June 30, 2020	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(370,667)	(371)	(157,896)	—	—			(158,267)
Undistributed net investment loss		—	—	—	149,133	—	—	149,133
Undistributed net realized loss on investment transactions		—	—	—	—	199,724	—	199,724
Depreciation in value of investments		—	—	—	—	—	(37,405)	(37,405)
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,526,548	$311,452
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized depreciation on investments	430,150	37,405
Net realized gain on investments	(3,529,599)	(199,724)
Purchases of investments	(13,250,664)	(6,217,296)
Proceeds from sales of investments	9,889,827	1,192,824
Depreciation & amortization expense	—	1,287
Deferred income taxes	1,011,278	—
Common shares issued as consideration for expense payment	15,403	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(135,934)	(32,007)
Interest and dividends receivable	(265,504)	(62,644)
Receivable for investment sales	(75,465)	(158,649)
Payable for investment purchase	—	1,680,000
Accounts payable and other liabilities	(2,318)	(10,047)
Deferred interest income	—	—
Payable for investment purchase	—	—
Net cash used in operating activities	(3,386,278)	(3,457,399)
Cash flows from financing activities:
Payments for repurchase of common stock	—	(158,267)
Payments for common stock dividend	(539,296)	—
Net cash used by financing activities	(539,296)	(158,267)
Net decrease in cash	(3,925,574)	(3,615,666)
Cash, beginning of period	5,440,579	8,066,656
Cash, end of period	$1,515,005	$4,450,990

Non-cash financing activities:
Common shares issued as consideration for investment	$5,750	—

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	2.82%
Financial - 47% secured loans
Benton Financial, LLC	1,133,333	1,133,333	7.99%
Financial - 44% secured loans
Benton Financial, LLC	840,000	840,000	5.92%
Financial - 42% secured loans	313,333	313,333	2.21%
Financial - 40% secured loans
Benton Financial, LLC	1,333,334	1,333,334	9.40%
Financial - 34% secured loans	293,333	293,333	2.07%
Financial - 12% secured loans	500,000	500,000	3.52%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	12.68%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	8.81%
Real Estate - 12% secured loans
Tailwinds, LLC	3,000,000	3,000,000	21.14%
Total Short-Term Non-Banking Loans	10,869,083	10,863,333	76.56%

Common Stock
Consumer
Ammo, Inc.	245,000	1,370,600	9.66%

Preferred Stock
Information Technology	150,000	300,000	2.11%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	600,000	600,000	4.23%

Total Investments	$11,864,762	$13,133,933	92.56%

Total Cash	1,515,005	1,515,005	10.68%

Total Investments and Cash	$13,379,767	$14,648,938	103.24%

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Valuation of investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by our Board of Directors, or by the Valuation Committee of our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our investments, but in all cases consistent with our written valuation policies and procedures.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. In addition, such investments are generally less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by our Board of Directors, pursuant to our written Valuation Policy and Procedures. These policies and procedures generally require that we value our Level 3 equity investments at fair market value, unless circumstances warrant a different approach. Our Valuation Policy and Procedures provide examples of these circumstances, such as when a company in which we have invested has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our Valuation Policy and Procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

For non-traded (Level 3) debt investments with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. The fair value for short-term non-banking loans is determined as the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent to those cash flows. The discount ranges from 14% to 47% and approximate rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

On a quarterly basis, our management provides members of our Board of Directors with (i) valuation reports for each investment (which reports include our cost, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our investments; and (iv) recommendations to change any existing valuations of our investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The board or committee then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our investments.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2021.

Revenue recognition: Realized gains or losses on the sale of investments are calculated using the specific investment method.

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts from and premiums to par value on securities or other instruments purchased are accreted or amortized, as applicable, into interest income over the life of the related security using the effective-yield method. The amortized cost of investments represents the original cost, adjusted for the accretion of discounts and amortization of premiums, if any. Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more, or when there is reasonable doubt that principal or interest will be collected in full. Loan origination fees are recognized when loans are issued. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to the policy described above if a loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by a company in which we have invested and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies or on the ex-dividend date for publicly traded companies.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of June 30, 2021 (together with the corresponding percentage of the fair value of our total investments):

	As of June 30, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$10,869,083	91.6%	$10,863,333	82.7%
Preferred Stock	150,000	1.3	300,000	2.3
Common Stock	245,000	2.1	1,370,600	10.4
Warrants	679	—	—	—
Other Equity	600,000	5.0	600,000	4.6
Total	$11,864,762	100.0%	$13,133,933	100.0%

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2020
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of June 30, 2021:

	As of June 30, 2021
	Investments at Fair Value	Percentage of Fair Value
Consumer	$1,770,600	13.5%
Financial	6,813,333	51.8
Information Technology	300,000	2.3
Real Estate	4,250,000	32.4
	—	—
Total	$13,133,933	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at Fair Value	Percentage of Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments as of June 30, 2021 may differ materially from values that would have been used had a readily available market for the securities or investments existed.

The following table presents the fair value measurements of our investments by major class, as of June 30, 2021, according to the fair value hierarchy:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$10,863,333	$10,863,333
Preferred Stock			300,000	300,000
Common Stock	1,370,600	—	—	1,370,600
Warrants	—	—	—	—
Other Equity	—	—	600,000	600,000
Total	$1,370,600	$—	$11,763,333	$13,133,933

The following table presents the fair value measurements of our investments by major class, as of December 31, 2020, according to the fair value hierarchy:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$2,789,000	$2,789,000
Preferred Stock	—	—	300,000	300,000
Common Stock	3,300,000	—	—	3,300,000
Warrants	—	—	—	—
Other Equity	—	—	278,897	278,897
Total	$3,300,000	$—	$3,367,897	$6,667,897

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the six months ended June 30, 2021:

	For the six months ended June 30, 2021
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2021	$2,789,000	$300,000	$—	$—	$278,897
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	12,513,333	—	—	—	600,000
Sales and redemptions	(4,439,000)	—	—	—	(278,897)
Net realized loss	—	—	—	—	—
Balance as of June 30, 2021	$10,863,333	$300,000	$—	$—	$600,000

The net change in unrealized appreciation for the six months ended June 30, 2021 attributable to Level 3 investments still held as of June 30, 2021 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of June 30, 2021 and the unobservable inputs used to determine their valuation:

Security Type	6/30/21 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$10,863,333	discounted cash flow	determining private company interest rate based on credit	12-47%
Other Equity	600,000	last secured funding known by company	economic changes since last funding
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$11,763,333

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the year ended December 31, 2020:

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

The net change in unrealized depreciation for the year ended December 31, 2020 attributable to Level 3 investments still held as of December 31, 2020 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of December 31, 2020 and the unobservable inputs used to determine their valuation:

Security Type	12/31/20 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$2,789,000	discounted cash flow	determining private company interest rate based on credit	14-44%
Other Equity	278,897	last secured funding known by company	economic changes since purchase
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
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

NOTE 6 – INCOME TAXES

Presently, we are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below.

As of June 30, 2021 and December 31, 2020, we have a deferred tax liability of $363,000 and $258,000, respectively. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods.

As of June 30, 2021 and December 31, 2020 we had accrued income taxes of $920,000 and $13,722 respectively. We recorded income taxes of approximately $349,000 (28.9 percent effective tax rate) and $0 (0 percent effective tax rate) during the three months ended June 20, 2021 and June 30, 2020, respectively. We recorded income taxes of approximately $1,011,000 (28.8 percent effective tax rate) and $0 (0 percent effective tax rate) during the six months ended June 30, 2021 and June 30, 2020, respectively. Due to the full valuation allowances in periods prior to December 31, 2020, our effective tax rate was expected to be near zero percent, therefore income tax accruals and expense were not material for those prior periods presented.

As of December 31, 2020, we had a federal NOL of approximately $371,000. The federal NOL is expected to be completely used and offset taxable income by June 30, 2021. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $356,000. States may vary in their treatment of post-2017 NOLs. We lost some state NOL carryforwards when we filed final 2019 tax returns in several states. The remaining state NOLs are expected to be completely used and offset taxable income by June 30, 2021. The remaining state NOL carryforwards may expire in 2036 and 2037 if not used.

NOTE 7 – SHAREHOLDERS’ EQUITY

At June 30, 2021, we had 10,790,413 shares of common stock issued and outstanding.

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

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2021	2020
Numerator: Net increase (decrease) in net assets resulting from operations	$781,506	$593,370
Denominator: Weighted-average number of common shares outstanding	10,790,413	10,882,039
Basic and diluted net gain (loss) per common share	$0.07	$0.05

	For the Six Months Ended June 30,
	2021	2020
Numerator: Net increase (decrease) in net assets resulting from operations	$2,526,548	$311,452
Denominator: Weighted-average number of common shares outstanding	10,788,175	10,974,721
Basic and diluted net gain (loss) per common share	$0.23	$0.03

NOTE 9 – OPERATING LEASES

We are subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of December 31, 2020 was 4.5% and the weighted-average remaining lease term is one year.

Under ASC 840, rent expense for office facilities for the three months ended June 30, 2021 and June 30, 2020 was $16,337 and $16,569, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease costs	$4,779	$9,558
Variable lease cost	4,125	8,603
Short-term lease cost	7,433	14,865
Total	$16,337	$33,026

Supplemental balance sheet information consisted of the following at June 30, 2021:

Operating Lease
Right-of-use assets	$14,279

Operating Lease Liability	$15,973
Less: short term portion	(15,973)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of June 30, 2021:

Operating Leases
2021	$10,581
2022	5,449
Total lease payments	16,030
Less: interest	(57)
Present value of lease liabilities	$15,973

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2021 through 2017:

	Six Months Ended June 30,
	2021	2020	2019	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$1.08	0.91	1.02	0.87	0.77
Net investment income (loss)	0.04	0.01	(0.03)	(0.02)	(0.02)
Net realized and unrealized gains (losses)	0.28	0.02	0.02	0.09	0.04
Provision for income taxes	(0.09)	0.00	0.00	0.00	0.00
Repurchase of common stock	0.00	0.02	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	(0.05)	0.00	0.00
Net asset value at end of period	$1.31	0.96	0.96	0.94	0.79

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.22	0.65	0.70	0.82	0.51
Shares outstanding at end of period	10,790,413	10,696,735	11,067,402	11,067,402	12,151,493
Average weighted shares outstanding for the period	10,788,175	10,974,721	11,067,402	11,067,402	12,151,493
Net assets at end of period	$14,188,588	10,221,718	10,588,689	11,278,889	9,555,551
Average net assets (2)	$13,073,718	10,025,622	12,304,975	9,955,674	9,504,851
Total investment return	21.30%	3.30%	(5.88)%	8.05%	2.60%
Portfolio turnover rate (3)	75.65%	11.90%	7.11%	11.55%	11.87%
Ratio of operating expenses to average net assets (3)	(11.72)%	(9.41)%	(7.70)%	(6.98)%	(7.38)%
Ratio of net investment income (loss) to average net assets (3)	6.88%	3.02%	(6.40)%	(5.53)%	(5.89)%
Ratio of realized gains (losses) to average net assets (3)	61.92%	4.06%	57.36%	(12.79)%	16.51%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.

(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.

(3)	Ratios are annualized.

NOTE 11 – General Uncertainty

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (COVID-19) a pandemic. As a result, economic uncertainties and market volatility have arisen which are likely to negatively impact our investment valuations and net increase or decrease in net assets resulting from operations. Other financial impacts could occur though such potential impact is difficult to determine at this time.

NOTE 12 – Subsequent Events

On August 2, 2021, Tailwind Real Estate, LLC pre-paid in full all of their obligations owing to us, including $3,000,000 of loan principal provided at March 31, 2021, and $18,500 of accrued but unpaid interest thereon.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

•	Overview

•	Investment Activity

•	Results of Operations

•	Financial Condition

•	Critical Accounting Estimates

•	Off-Balance Sheet Arrangements

•	Forward Looking Statements

OVERVIEW

Mill City Ventures III, Ltd. was incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “company.”

We provide non-bank lending and specialty finance to companies and individuals on both a secured and unsecured basis. The significant majority by dollar amount of loans we provide typically have maturities that range from 9 to 12 months and may involve a pledge of collateral or, in the case of loans made to companies, personal guarantees by the principals of the borrower. Our loans may be made for real estate acquisitions, renovation and sale; other real estate projects; title loans; cash inventory needs: receivables financing (e.g., factoring or similar); inventory financing, or for other purposes. We intend to remain opportunistic, however, and may engage in transactions that involve other rights (such as stock, warrants or other equity-linked investments) or that are structured differently or uniquely. Our business objective is to generate revenues from the interest and fees we charge, and capital appreciation from any related investments we make.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the discussion of our results of operations and financial condition should be read in the context of this overview. Furthermore, we are including a full description of our business in this report.

BUSINESS

Overview

Mill City Ventures III, Ltd, (the “Company” or “we”), is a Minnesota corporation that was incorporated in January 2006. From our inception until December 13, 2012, we were a development-stage company involved in the gaming and entertainment industry. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019. Since that time, we have engaged in the business of providing short-term specialty finance solutions primarily to private businesses, micro- and small-cap public companies and high-net-worth individuals. To avoid again becoming subject to regulation under the 1940 Act, we generally seek to structure our transactions so they do not constitute “investment securities” for purposes of federal securities law, and we monitor our holdings as a whole to ensure that no more than 40% of our total assets may consist of investment securities.

Descriptions

The principal specialty finance solutions we provide are high-interest short-term lending arrangements. On occasion, these lending arrangements involve us obtaining collateral as security for the borrower’s repayment of funds to us. In some circles, short-term high-interest collateralized lending is referred to as “hard-money lending.”

We believe we are generally able to charge high interest for our specialty finance solutions because (i) banks and other traditional providers of credit may have neither the expertise nor the infrastructure needed to evaluate creditworthiness and risks in a timeframe suitable for a potential borrower, preferring instead to process transactions and structures that present few novel issues or risks; and (ii) we will often be able to devote time and attention to transactions involving a smaller dollar amount than an institutional lender will view as worthwhile. These beliefs essentially explain why we refer to our business as “specialty finance”— financing that may involve structures that are unique, creative, and often bespoke; and that may involve dollar amounts that are not suitable for institutional lenders.

We generally provide specialty finance solutions that are short-term in nature. By this, we mean lending arrangements that mature or come due within nine months of the lending date. We view the provision of short-term finance as desirable for two principal reasons. First, short-term lending requires a potential borrower to identify for us a near-term source of repayment for the funds they borrow from us. This permits us to evaluate that source of repayment clearly and carefully, thus helping identify the potential risks involved in a particular transaction and how we may be able to include structural terms that mitigate these risks. Second, short-term lending permits us to avail ourselves of a court-recognized exception for treating promissory notes (evidencing a loan) as “investment securities” under federal securities law. In sum, this exception generally applies to promissory notes with short-term maturities of nine months. Our ability to avail ourselves of this exception, and to more generally structure our transactions in such a way as to avoid them being properly considered as “investment securities” under federal securities laws, is important to our ability to avoid once again becoming subject to regulation under the 1940 Act. Below we discuss our process for evaluating transactional terms and structures with a view to remaining outside of the regulatory regime of the 1940 Act (please refer to “Investment Process” below).

Examples of the kinds of the specialty finance solutions we have considered or provided to date, and may continue to provide in the future, include:

•	Short-term secured loans for real estate development [Tailwind]

•	Short-term unsecured loans (with an option to acquire collateral security) to a business [DCP]

•	Short-term secured loans to a business for operating capital [Alatus]

•	Short-term secured loans to an individual owed a forthcoming tax refund

In addition, we are presently evaluating our ability to enter into other kinds of short-term specialty finance transactions. Examples include the expansion of our efforts to purchase adjudicated settlements, the purchase (at discounted rates) of receivables owing to professionals on account of certain workers’ compensation claim, and short-term consumer finance lending.

Sourcing Transactions

We believe that our management’s strong combination of experience and contacts in the investment sector, including the experience and contacts of our independent directors, should be sufficient to continue attracting suitable prospective investment opportunities. To date, the network of contacts of our management and directors has been successful thus far in sourcing all of the transactions in which we have participated. Accordingly, we presently do not have any plans to hire any business development professionals to assist us with transactional volume.

Competition

The market for specialty finance is competitive, largely as a result of the participation of various types of professionally managed pooled investment funds (e.g., hedge funds, debt/mezzanine debt funds, private equity funds) seeking the high returns that are possible in specialty finance and hard-money lending.

Nevertheless, we believe we are well positioned to compete successfully due to our flexibility and creativity with our transactional structures and terms. We expect to continue to have significant flexibility in selecting and structuring our transactions. In part, this is because we will not be subject to many of the regulatory limitations that govern traditional or institutional lenders. We believe this will afford us broad latitude as to the nature of the transactions in which we may participate, and the specific terms to which we may agree. We believe that this flexible approach to structuring our transactions and investments will facilitate positive, long-term relationships with our borrowers. In addition, the freedom afforded to us through the lack of substantive regulation governing the types of transactions we enter into and our methods of operation in general permits us to allocate resources to those types of transactions that we believe may lead to the highest risk-adjusted returns or the steadiest stream of such returns.

The only significant limitation on our ability to flexibly structure transactions arises from our desire to remain outside the regulations of the 1940 Act. In order to meet this goal, we intend and aim to structure the vast majority of our transactions (by dollar amount) in ways such that they are not properly considered investment securities under federal securities laws, including the 1940 Act.

Finally, we believe we are able to manage the evaluation and due-diligence process swiftly and efficiently, largely as a result of our management team’s diverse experience in transactional finance.

Other Matters

We do not believe that we are dependent in any material way on any particular borrower, type of specialty finance transaction, or industry.

We do not own or use through license any patents, trademarks, or other intellectual properties and we do not believe that any such assets would be material to our business.

Sometimes the types of transactions we engage in are governed by particular laws, regulations, or rules. For example, lending transactions in which high-net-worth individuals are the borrower will nearly always involve state law usury limitations. Transactions in which we seek and obtain collateral as security for obligations owed to us involve legal issues arising under the Uniform Commercial Code or its various state law iterations. To date, we have not engaged in transactions that require us to obtain licensure or a permit prior to entering into the transaction—e.g., brokering transactions or engaging in licensed consumer finance activities.

Pending the consummation of transactions and deployment of cash, we generally keep the majority of our assets in cash, cash equivalents such as money-market investments, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Our Investment Process

We have identified several criteria that we believe are generally important guidelines for us to meet our financial objectives. These criteria are, however, only general guidelines for our investment decisions and, in the case of some transactions in which we invest, fewer than all—or even none—of these criteria will be met.

•	Existing Liquidity Source. Because the vast majority of our transactions involve short-term maturities, we typically seek to identify a liquidity source for the borrower to repay us. Examples of sources of potential liquidity may include accounts receivable, another valuable asset, or a pending payment (e.g., a tax refund, or a litigation judgment or settlement payment) that is reasonably expected to pay out prior to the maturity of the credit we provide.

•	Collateral Value. We will often, but not always, seek to collateralize the obligations owing to us. Our ability to identify valuable collateral is a significant factor in our credit analysis and determination of the attractiveness of a potential transaction. This analysis will often involve legal counsel, both to assist in the identification of potential collateral assets, and to better understand the ease with a security interest in the collateral may be granted, perfected and, if necessary, foreclosed upon and the relevant jurisdiction(s) involved.

•	Experienced and Capable Management. In transactions involving business borrowers, we seek businesses that have an experienced, knowledgeable and capable management team.

•	Competitive Position. In transactions involving business borrowers, we will seek to invest in transactions with businesses that have developed, or appear poised to develop, a strong competitive position within their respective industry sector or niche.

•	Cash Flow. In transactions involving business borrowers, we will seek to invest in businesses that are profitable or nearly profitable on an operating cash flow basis, principally so that the business’ operating cash flow may serve as another source of liquidity from which we may ultimately be repaid.

If we believe a potential transaction generally meets the characteristics described above or if we otherwise determine that a potential transaction may be desirable to enter into, we may perform a more rigorous due-diligence examination of the prospective borrower, the likely source or sources of liquidity for their repayment to us, and other aspects of the borrower or its assets (e.g., assets of the borrower that may serve as collateral security for the obligations that may be owing to us). Our due-diligence examination for each transaction will necessarily be unique and tailored to the specific transaction, but will generally be undertaken in light of the following facts and circumstances:

•	our familiarity with the borrower (or, in the case of a business borrower, our familiarity with management or other persons such as directors involved with the borrower)

•	in the case of a business borrower, our review and assessment of the potential borrower’s financing history, as well as the likely need for additional financings after our transaction

•	the industry in which the borrower operates, our knowledge and familiarity with that industry, our assessment of the complexity of the business, any regulatory matters or other unique aspects presenting special risks, and the competitive landscape faced by the borrower

•	the amount of potential dollars involved in the potential transaction

•	where the borrower is located

•	whether we might have been involved with a transaction of the same or similar kind before

•	the ease with which we can evaluate the borrower’s source or sources of liquidity

•	the ease with which we can apprehend the process involved with taking collateral security in some or all of the borrower’s assets, and

•	the ease with which we could realize on that collateral if repayment were not otherwise forthcoming.

The assessments described above outlines our general approach for our investment decisions, although not all of such activities will be followed in each instance, or some may be stressed moreso than others depending on facts and circumstances. Upon successful completion of this preliminary evaluation, we will typically (1) evaluate our own regulatory concerns (i.e., to what extent the potential transaction may properly be considered an investment in an “investment security” for purposes of the 1940 Act and, if necessary, consider alternative structures to alleviate any risks to our company relating thereto), and (2) decide whether to move forward towards negotiating a letter of intent and, thereafter, definitive documentation for our transaction. Depending on timing, we may not use a letter of intent and will instead proceed directly to definitive documentation.

As indicated above, to avoid becoming subject to the regulatory requirements of the 1940 Act, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the U.S. Securities and Exchange Commission, and (2) at other times when we are considering how to structure a new transaction that is of a significant size (with “significance” largely based on the outcome of our most recent quarterly review). This review is generally undertaken by our Chief Financial Officer and may involve our outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

In general, our analysis starts with the length or duration of a potential new transaction. Although federal securities laws define “investment securities” in such a way as to include promissory notes, the U.S. Supreme Court held in Reves v. Ernst & Young, 110 S. Ct. 945 (1990), that certain kinds of promissory notes are not properly considered securities. Over time, court precedent has developed to identify these kinds of promissory notes as generally not constituting investment securities:

•	notes that mature in nine months or less

•	notes secured by a mortgage or lien on a home

•	notes secured by a small business or business assets

•	so-called “character loans” made to a bank customer

•	notes delivered or borrowings entered into through consumer finance

•	commercial loans made to businesses

•	loans secured by accounts receivable (e.g., factoring)

In addition to the types of financing arrangements noted above, court precedent indicates that there may be facts and circumstances surrounding the transaction that may cause other promissory notes to not be considered investment securities under federal securities laws. For example, it is presumed that a promissory note which matures in more than nine months is a “security,” but this presumption may be rebutted (with the conclusion that such a promissory note is not a properly considered a security) upon an evaluation of the following factors:

•	whether the borrower’s motivation is to raise money for general business use, and whether the lender’s motivation is to make a profit, including interest

•	whether the borrower’s plan of distribution for the promissory note resembles the plan of distribution of a security

•	whether the investing public reasonably expects that the note is a security

•	whether there is a regulatory scheme that protects the investor other than the securities laws (e.g., Federal Deposit Insurance).

While the application of these factors can be helpful in some instances, often the factors and the proper manner of weighting them are unclear. As a result, the analyses we periodically undertake focuses on the more bright-line types of lending arrangements enumerated above—i.e., promissory notes maturing in nine months or less, etc.

Our Prior Business as a BDC

The analysis of our transactions and transactional holdings is undertaken with a view to ensuring that we do not become subject to the 1940 Act. Generally from 2013 through 2019, we were governed by the 1940 Act. During that time, we were a business development company under the 1940 Act, or “BDC,” primarily focused on investing in or lending to private and small-cap public companies and making managerial assistance available to such companies. As a BDC, our investments included stock of or membership interests (typically referred to as units) in private companies, small-cap public company stocks, and promissory notes. In some cases, the stock or membership interests we acquired were preferred stock or units, and in other cases the stock or membership interests acquired were common stock or units. In connection with our investments in promissory notes, we frequently obtained warrants to purchase common stock.

In our financial statements for the year ended December 31, 2019, revenues from our operations (as a BDC) relate to the earnings we received from our portfolio investments.

Our Management and Employees

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the Company, serve as our senior management team. These are also the only two persons who are employees of the Company.

INVESTMENT ACTIVITY

During the six months ended June 30, 2021, we made $13,250,664 of investments and had $9,889,827 of redemptions and repayments, resulting in net investments at amortized cost of $11,864,762 at the end of the period.

During the six months ended June 30, 2020, we made $6,217,296 of investments and had $1,192,824 of redemptions and repayments, resulting in net investments at amortized cost of $7,200,566 at the end of the period.

Our investment composition by major class, based on fair value at June 30, 2021, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$10,863,333	82.7%
Equity/Other	2,270,600	17.3
Total	$13,133,933	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2021 and June 30, 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:	$675,549	$283,456	$1,222,391	$468,435
Operating Expenses:	(250,156)	(213,910)	(784,014)	(319,302)
Net Investment Gain	$425,393	$69,546	$438,377	$149,133

Investment Income

We generate revenue primarily in the form of interest income and capital gains, if any, on the debt instruments we own. We may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. We may also generate revenue in the form of commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned.

For the three and six months ended June 30, 2021, our total investment income was $675,549 and $1,222,391, respectively. For the three and six months ended June 30, 2020, our total investment income was $283,456 and $468,435, respectively. The increase is due to the change in our business structure which now focuses on short-term non-bank lending. Our loan portfolio generates interest income, with an average rate on the loans of 25%.

Professional Fees

For the three and six months ended June 30, 2021, we had $77,539 and $220,347 professional fees expense, respectively. For the three and six months ended June 30, 2020, we had $90,529 and $74,297 professional fees expense, respectively The increase for the six months in 2021 is due to legal costs incurred to close on several new short-term banking loans. In 2020, we received a refund during the first quarter of $59,957 relating to certain audit expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three and six months ended June 30, 2021, we had $4,853,170 and $9,889,827, respectively, of sales of investments, resulting in $621,600 and $3,529,599, respectively, of realized gains. For the three and six months ended June 30, 2020, we had $971,044 and $1,192,824, respectively, of sales of investments, resulting in $175,222 and $199,724, respectively, of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2021, our investments had $83,100 of unrealized appreciation and $430,150 of unrealized depreciation, respectively. For the three and six months ended June 30, 2020, our investments had $348,602 of unrealized appreciation and $37,405 of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2021, we recorded a net increase in net assets from operations of $781,506 and $2,526,548, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2021, our per-share net increase in net assets from operations was $0.07 and $0.23, respectively. For the three and six months ended June 30, 2020, we recorded a net increase in net assets from operations of $593,370 and $311,452, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2020, our per-share net increase in net assets from operations was $0.05 and $0.03, respectively.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

The level of cash flows used in or provided by operating activities is affected by the purchases of investments, redemptions and repayments of investments, among other factors. For the six months ended June 30, 2021, net cash used in operating activities was $3,401,681. Cash flows used in operating activities for the six months ended June 30, 2021 were primarily related to purchases of investments of $13,250,664, offset mostly by redemptions and repayments of investments totaling $9,889,827. For the six months ended June 30, 2020, net cash used in operating activities was $3,457,399. Cash flows provided in operating activities for the six months ended June 30, 2020 were primarily related to purchases of investments of $6,217,296, offset mostly by redemptions and repayments of investments totaling $1,192,824.

FINANCIAL CONDITION

As of June 30, 2021, we had cash of $1,515,005, a decrease of $3,925,574 from December 31, 2020. The primary use of our existing funds and any funds raised in the future is expected to be for investments, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment.

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our investments and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2021, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2021.

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

MILL CITY VENTURES III, LTD.

Date: August 13, 2021	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: August 13, 2021	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer