Form 10-Q/A
period 2021-06-30
Mill City Ventures III, Ltd
filed 2021-10-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ___________________

Commission File Number 811-22778

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ⌧ No

As of October 8, 2021, Mill City Ventures III, Ltd. had 10,790,413 shares of common stock, and no other classes of capital stock, outstanding.

NOTE OF EXPLANATION

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Mill City Ventures III, Ltd. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2021 originally filed with the SEC on August 16, 2021. The Company is filing this Amendment to (i) include the inline XBRL files required as Exhibit 101, and (ii) update the Exhibit Index (Part II, Item 6). In addition, new Section 302 and 907 certifications are being filed with this Amendment, as required under Rule 12b- 15 under the Securities Exchange of 1934. No other changes to the report, including the financial statements and accompanying notes thereto, are being made pursuant to this Amendment.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2021
	(unaudited)	December 31, 2020
ASSETS
Investments, at fair value:	$13,133,933	$6,667,897
Non-control/non-affiliate investments (cost: $11,864,762 and $4,968,576 respectively)
Cash	1,515,005	5,440,579
Note receivable	250,000	250,000
Prepaid expenses	188,838	43,838
Receivable for sale of investments	94,778	19,313
Interest and dividend receivables	331,415	65,911
Right-of-use lease asset	14,279	23,345
Total Assets	$15,528,248	$12,510,883

LIABILITIES
Accounts payable	$40,687	$32,917
Dividend payable	—	539,296
Lease liability	15,973	26,061
Accrued income tax expense	920,000	13,722
Deferred taxes	363,000	258,000
Total Liabilities	1,339,660	869,996
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,790,413 and 10,785,913 outstanding)	10,790	10,786
Additional paid-in capital	10,694,163	10,673,014
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,697,320)	(2,124,419)
Accumulated undistributed net realized gains on investment transactions	6,071,449	2,541,850
Net unrealized appreciation in value of investments	1,269,171	1,699,321
Total Shareholders' Equity (Net Assets)	14,188,588	11,640,887
Total Liabilities and Shareholders' Equity	$15,528,248	$12,510,883
Net Asset Value Per Common Share	$1.31	$1.08

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Investment Income
Interest income	$675,549	$276,425	$1,222,391	$454,670
Dividend income	—	7,031	—	13,765
Total Investment Income	675,549	283,456	1,222,391	468,435
Operating Expenses
Professional fees	77,539	90,529	220,347	74,297
Payroll	85,346	58,080	387,426	116,577
Insurance	27,854	20,668	52,133	41,121
Occupancy	16,337	16,569	33,026	33,131
Director's fees	30,000	22,500	60,000	45,000
Depreciation and amortization	—	644	—	1,287
Other general and administrative	13,080	4,920	31,082	7,889
Total Operating Expenses	250,156	213,910	784,014	319,302
Net Investment Gain	425,393	69,546	438,377	$149,133
Realized and Unrealized Gain on Investments
Net realized gain on investments	621,600	175,222	3,529,599	199,724
Net change in unrealized appreciation (depreciation) on investments	83,100	348,602	(430,150)	(37,405)
Net Realized and Unrealized Gain on Investments	704,700	523,824	3,099,449	162,319
Net Increase in Net Assets Resulting from Operations Before Taxes	$1,130,093	$593,370	$3,537,826	$311,452
Provision for Income Taxes	348,587	—	1,011,278	—
Net Increase in Net Assets Resulting from Operations	$781,506	$593,370	$2,526,548	311,452
Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.07	$0.05	$0.23	$0.03
Weighted-average number of common shares outstanding - basic and diluted	10,790,413	10,882,039	10,788,175	10,974,721

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

							Net
						Accumulated	Unrealized
					Accumulated	Undistributed	Appreciation
					Undistributed	Net	(Depreciation)
			Additional		Net	Realized Gain on	in value	Total
	Common	Par	Paid In	Accumulated	Investment	Investments	of	Shareholders'
Three Months Ended June 30, 2021	Shares	Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of March 31, 2021	10,786,913	$10,787	$10,678,763	$(1,159,665)	$(2,774,126)	$5,449,849	$1,186,071	$13,391,679
Common shares issued in consideration for expense payment	3,500	3	15,400	—	—	—	—	15,403
Undistributed net investment gain	—	—	—	—	76,806	—	—	76,806
Undistributed net realized gain on investment transactions	—	—	—	—	—	621,600	—	621,600
Appreciation in value of investments	—	—	—	—	—	—	83,100	83,100
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

						Accumulated	Net Unrealized
						Undistributed	Appreciation
					Accumulated	Net Realized Gain	(Depreciation)	Total
	Common		Additional	Accumulated	Undistributed	on Investments	in value of	Shareholders'
Three Months Ended June 30, 2020	Shares	Par Value	Paid In Capital	Deficit	Net Investment Loss	Transactions	Investments	Equity
Balance as of March 31, 2020	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,318,278)	$3,100,318	$(621,480)	$9,786,615
Repurchase of shares	(370,667)	(371)	(157,896)	—	—	—	—	(158,267)
Undistributed net investment loss		—	—	—	69,546	—	—	69,546
Undistributed net realized gain on investment transactions		—	—	—	—	175,222	—	175,222
Appreciation in value of investments		—	—	—	—	—	348,602	348,602
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

						Accumulated
					Accumulated	Undistributed	Net
					Undistributed	Net	Unrealized
			Additional		Net	Realized Gain on	Appreciation	Total
	Common	Par	Paid In	Accumulated	Investment	Investments	in value of	Shareholders'
Six Months Ended June 30, 2021	Shares	Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Issuance of shares	4,500	4	21,149	—	—			21,153
Undistributed net investment loss	—	—	—	—	(572,901)	—	—	(572,901)
Undistributed net realized loss on investment transactions	—	—	—	—	—	3,529,599	—	3,529,599
Depreciation in value of investments	—	—	—	—	—	—	(430,150)	(430,150)
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

						Accumulated
					Accumulated	Undistributed Net	Net Unrealized
			Additional		Undistributed	Realized Gain	Appreciation	Total
	Common		Paid	Accumulated	Net Investment	on Investments	in value	Shareholders'
Six Months Ended June 30, 2020	Shares	Par Value	In Capital	Deficit	Loss	Transactions	of Investments	Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(370,667)	(371)	(157,896)	—	—	—	—	(158,267)
Undistributed net investment loss		—	—	—	149,133	—	—	149,133
Undistributed net realized loss on investment transactions		—	—	—	—	199,724	—	199,724
Depreciation in value of investments		—	—	—	—	—	(37,405)	(37,405)
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718

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

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	2.82%
Financial - 47% secured loans
Benton Financial, LLC	1,133,333	1,133,333	7.99%
Financial - 44% secured loans
Benton Financial, LLC	840,000	840,000	5.92%
Financial - 42% secured loans	313,333	313,333	2.21%
Financial - 40% secured loans
Benton Financial, LLC	1,333,334	1,333,334	9.40%
Financial - 34% secured loans	293,333	293,333	2.07%
Financial - 12% secured loans	500,000	500,000	3.52%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	12.68%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	8.81%
Real Estate - 12% secured loans
Tailwinds, LLC	3,000,000	3,000,000	21.14%
Total Short-Term Non-Banking Loans	10,869,083	10,863,333	76.56%

Common Stock
Consumer
Ammo, Inc.	245,000	1,370,600	9.66%

Preferred Stock
Information Technology	150,000	300,000	2.11%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	600,000	600,000	4.23%

Total Investments	$11,864,762	$13,133,933	92.56%

Total Cash	1,515,005	1,515,005	10.68%

Total Investments and Cash	$13,379,767	$14,648,938	103.24%

See accompanying Notes to the Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 20% secured loans	$400,000	$400,000	3.44%
Financial - 44% secured loans	400,000	400,000	3.44%
Financial - 36% secured loans	500,000	500,000	4.30%
Real Estate - 15% secured loans
Alatus Development, LLC	1,250,000	1,250,000	10.74%
Other	239,000	239,000	2.05%
Total Short-Term Non-Banking Loans	2,789,000	2,789,000	23.97%

Common Stock
Consumer
Ammo, Inc.	1,750,000	3,300,000	28.34%

Preferred Stock
Information Technology	150,000	300,000	2.58%

Warrants
Healthcare	679	—	0.00%

Other Equity
Leisure & Hospitality	278,897	278,897	2.40%

Total Investments	$4,968,576	$6,667,897	57.30%

Total Cash	5,440,579	5,440,579	46.74%

Total Investments and Cash	$10,409,155	$12,108,476	104.04%

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

Accounting guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the relative observability of inputs used in the valuation. The three levels are defined as follows:

●	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: Observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.
●	Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

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

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2020
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of June 30, 2021:

	As of June 30, 2021
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$1,770,600	13.5%
Financial	6,813,333	51.8
Information Technology	300,000	2.3
Real Estate	4,250,000	32.4
	—	—
Total	$13,133,933	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the six months ended June 30, 2021:

	For the six months ended June 30, 2021
	ST Non-
	banking	Preferred	Common
	Loans	Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2021	$2,789,000	$300,000	$—	$—	$278,897
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	12,513,333	—	—	—	600,000
Sales and redemptions	(4,439,000)	—	—	—	(278,897)
Net realized loss	—	—	—	—	—
Balance as of June 30, 2021	$10,863,333	$300,000	$—	$—	$600,000

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
	$11,763,333

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the year ended December 31, 2020:

	For the year ended December 31, 2020
	ST Non-banking	Preferred	Common
	Loans	Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2020	$—	$300,000	$—	$—	$534,200
Net change in unrealized appreciation	—	—	—	—	486,018
Purchases and other adjustments to cost	7,543,000	—	—	—	—
Sales and redemptions	(4,754,000)	—	—	—	(91,313)
Net realized loss	—	—	—	—	(650,008)
Balance as of December 31, 2020	$2,789,000	$300,000	$—	$—	$278,897

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

Under ASC 840, rent expense for office facilities for the three months ended June 30, 2021 and June 30, 2020 was $16,337 and $16,569, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2021:

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Operating lease costs	$4,779	$9,558
Variable lease cost	4,125	8,603
Short-term lease cost	7,433	14,865
Total	$16,337	$33,026

Supplemental balance sheet information consisted of the following at June 30, 2021:

Operating Lease
Right-of-use assets	$14,279

Operating Lease Liability	$15,973
Less: short term portion	(15,973)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of June 30, 2021:

Operating
Leases
2021	$10,581
2022	5,449
Total lease payments	16,030
Less: interest	(57)
Present value of lease liabilities	$15,973

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2021 through 2017:

a
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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2		Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104*		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: October 14, 2021	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Date: October 14, 2021	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer