Form 10-Q
period 2021-09-30
Mill City Ventures III, Ltd
filed 2021-11-12
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ___________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☐
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

As of November 12, 2021, Mill City Ventures III, Ltd. had 10,790,413 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2021
	(unaudited)	December 31, 2020
ASSETS
Investments, at fair value:	$11,057,453	$6,667,897
Non-control/non-affiliate investments (cost: $10,562,451 and $4,968,576 respectively)
Cash	3,594,508	5,440,579
Note receivable	250,000	250,000
Prepaid expenses	128,682	43,838
Receivable for sale of investments	60,080	19,313
Interest and dividend receivables	471,340	65,911
Right-of-use lease asset	9,661	23,345
Total Assets	$15,571,724	$12,510,883

LIABILITIES
Accounts payable	$27,616	$32,917
Dividend payable	1,079,041	539,296
Payable for purchase of investments	30,689	—
Lease liability	10,843	26,061
Accrued income tax expense	1,141,700	13,722
Deferred taxes	141,000	258,000
Total Liabilities	2,430,889	869,996
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,790,413 and 10,785,913 outstanding)	10,790	10,786
Additional paid-in capital	10,694,163	10,673,014
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(2,181,001)	(2,124,419)
Accumulated undistributed net realized gains on investment transactions	5,281,546	2,541,850
Net unrealized appreciation in value of investments	495,002	1,699,321
Total Shareholders' Equity (Net Assets)	13,140,835	11,640,887
Total Liabilities and Shareholders' Equity	$15,571,724	$12,510,883
Net Asset Value Per Common Share	$1.22	$1.08

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Investment Income
Interest income	$755,601	$285,338	$1,977,992	$740,008
Dividend income	—	1,696	—	15,461
Total Investment Income	755,601	287,034	1,977,992	755,469

Operating Expenses
Professional fees	79,950	58,719	300,297	133,016
Payroll	80,840	58,191	468,266	174,768
Insurance	27,890	20,672	80,023	61,793
Occupancy	16,689	16,562	49,716	49,693
Director's fees	30,000	22,500	90,000	67,500
Depreciation and amortization	—	643	—	1,930
Other general and administrative	4,213	3,659	35,294	11,548
Total Operating Expenses	239,582	180,946	1,023,596	500,248
Net Investment Gain	516,019	106,088	954,396	255,221

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	289,138	335,440	3,818,737	535,164
Net change in unrealized appreciation (depreciation) on investments	(774,169)	141,816	(1,204,319)	104,411
Net Realized and Unrealized Gain (Loss) on Investments	(485,031)	477,256	2,614,418	639,575
Net Increase in Net Assets Resulting from Operations Before Taxes	30,988	583,344	3,568,814	894,796
Provision For (Benefit From) Income Taxes	(300)	—	1,010,978	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,288	$583,344	$2,557,836	$894,796

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.00	$0.05	$0.24	$0.08
Weighted-average number of common shares outstanding - basic and diluted	10,790,413	10,696,735	10,788,918	10,881,382

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common	Par	Paid In	Accumulated	Net Investment	on Investments	in value of	Shareholders'
Three Months Ended September 30, 2021	Shares	Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588
Dividend Declared	—	—	—	—	—	(1,079,041)	—	(1,079,041)
Undistributed net investment gain	—	—	—	—	516,319	—	—	516,319
Undistributed net realized gain on investment transactions	—	—	—	—	—	289,138	—	289,138
Depreciation in value of investments	—	—	—	—	—	—	(774,169)	(774,169)
Balance as of September 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,181,001)	$5,281,546	$495,002	$13,140,835

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value of	Shareholders'
Three Months Ended September 30, 2020	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of June 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,248,732)	$3,275,540	$(272,878)	$10,221,718
Undistributed net investment gain	—	—	—	—	106,088	—	—	106,088
Undistributed net realized gain on investment transactions	—	—	—	—	—	335,440	—	335,440
Appreciation in value of investments	—	—	—	—	—	—	141,816	141,816
Balance as of September 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,142,644)	$3,610,980	$(131,062)	$10,805,062

						Accumulated	Net
					Accumulated	Undistributed	Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value of	Shareholders'
Nine Months Ended September 30, 2021	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Common shares issued in consideration for expense payment	4,500	4	21,149	—	—	—	—	21,153
Dividend declared	—	—	—	—	—	(1,079,041)	—	(1,079,041)
Undistributed net investment loss	—	—	—	—	(56,582)	—	—	(56,582)
Undistributed net realized gain on investment transactions	—	—	—	—	—	3,818,737	—	3,818,737
Depreciation in value of investments	—	—	—	—	—	—	(1,204,319)	(1,204,319)
Balance as of September 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,181,001)	$5,281,546	$495,002	$13,140,835

						Accumulated
					Accumulated	Undistributed	Net Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value	Shareholders'
Nine Months Ended September 30, 2020	Shares	Par Value	Capital	Deficit	Loss	Transactions	of Investments	Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(370,667)	(371)	(157,896)	—	—	—	—	(158,267)
Undistributed net investment gain	—	—	—	—	255,221	—	—	255,221
Undistributed net realized gain on investment transactions	—	—	—	—	—	535,164	—	535,164
Appreciation in value of investments	—	—	—	—	—	—	104,411	104,411
Balance as of September 30, 2020	10,696,735	$10,696	$10,616,757	$(1,159,665)	$(2,142,644)	$3,610,980	$(131,062)	$10,805,062

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,557,836	$894,796

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	1,204,319	(104,411)
Net realized gain on investments	(3,818,737)	(535,164)
Purchases of investments	(18,133,352)	(7,655,802)
Proceeds from sales of investments	16,363,964	1,858,011
Depreciation & amortization expense	—	1,930
Income taxes payable	1,010,978	—
Common shares issued as consideration for expense payment	15,403	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(71,160)	(6,409)
Interest and dividends receivable	(405,429)	(100,223)
Receivable for investment sales	(40,767)	(127,679)
Payable for investment purchase	30,689	—
Accounts payable and other liabilities	(20,519)	(13,049)
Net cash used in operating activities	(1,306,775)	(5,788,000)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(158,267)
Payments for common stock dividend	(539,296)	—
Net cash used by financing activities	(539,296)	(158,267)
Net decrease in cash	(1,846,071)	(5,946,267)
Cash, beginning of period	5,440,579	8,066,656
Cash, end of period	$3,594,508	$2,120,389

Non-cash financing activities:
Common shares issued as consideration for investment	$5,750	$—
Dividend declared to common stock shareholders	1,079,041	—

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans
AirDog Supplies, Inc.	$1,250,000	$1,250,000	9.51%
Consumer - 20% secured loans	400,000	400,000	3.04%
Financial - 44% secured loans
Benton Financial, LLC	2,082,000	2,082,000	15.84%
Financial - 40% secured loans
Benton Financial, LLC	1,753,333	1,753,333	13.34%
Financial - 12% secured loans	500,000	500,000	3.80%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.70%
Real Estate - 15% secured loans	600,000	600,000	4.57%
Alatus Development, LLC	1,250,000	1,250,000	9.51%
Total Short-Term Non-Banking Loans	9,641,083	9,635,333	73.31%

Common Stock
Consumer	140,000	492,000	3.74%
Financial Services	30,689	30,120	0.23%
Total Common Stock	170,689	522,120	3.97%

Preferred Stock
Information Technology	150,000	300,000	2.28%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	600,000	600,000	4.57%

Total Investments	$10,562,451	$11,057,453	84.13%

Total Cash	3,594,508	3,594,508	27.35%

Total Investments and Cash	$14,156,959	$14,651,961	111.48%

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

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC. We primarily offer short-term specialty finance solutions to private businesses, small-cap public companies and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “investment securities” for purposes of federal securities law, and we monitor our investments as a whole to ensure that no more than 40% of our total assets may consist of investment securities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

For non-traded (Level 3) debt and loan investments with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. The fair value for short-term non-banking loans is determined as the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent to those cash flows. The discount ranges from 12% to 47% and approximate rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

On a quarterly basis, our management provides members of our Board of Directors with (i) valuation reports for each investment (which reports include our cost, the most recent prior valuation and any current proposed valuation, and an indication of the valuation methodology used, together with any other supporting materials); (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our investments; and (iv) recommendations to change any existing valuations of our investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The board then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our investments.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2021.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of September 30, 2021 (together with the corresponding percentage of the fair value of our total investments):

	As of September 30, 2021
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$9,641,083	91.3%	$9,635,333	87.1%
Preferred Stock	150,000	1.4	300,000	2.7
Common Stock	170,689	1.6	522,120	4.7
Warrants	679	—	—	—
Other Equity	600,000	5.7	600,000	5.5
Total	$10,562,451	100.0%	$11,057,453	100.0%

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2020
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of September 30, 2021:

	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$2,142,000	19.4%
Financial	6,765,453	61.2
Information Technology	300,000	2.7
Real Estate	1,850,000	16.7
	—	—
Total	$11,057,453	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments as of September 30, 2021 may differ materially from values that would have been used had a readily available market for the securities or investments existed.

The following table presents the fair value measurements of our investments by major class, as of September 30, 2021, according to the fair value hierarchy:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$9,635,333	$9,635,333
Preferred Stock	—	—	300,000	300,000
Common Stock	522,120	—	—	522,120
Warrants	—	—	—	—
Other Equity	—	—	600,000	600,000
Total	$522,120	$—	$10,535,333	$11,057,453

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the nine months ended September 30, 2021:

	For the nine months ended September 30, 2021
	ST
	Non-banking	Preferred	Common
	Loans	Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2021	$2,789,000	$300,000	$—	$—	$278,897
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	17,365,333	—	—	—	600,000
Sales and redemptions	(10,519,000)	—	—	—	(278,897)
Net realized loss	—	—	—	—	—
Balance as of June 30, 2021	$9,635,333	$300,000	$—	$—	$600,000

The net change in unrealized appreciation for the nine months ended September 30, 2021 attributable to Level 3 investments still held as of September 30, 2021 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of September 30, 2021 and the unobservable inputs used to determine their valuation:

Security Type	9/30/21 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$9,635,333	discounted cash flow	determining private company interest rate based on credit	12-44%
Other Equity	600,000	last secured funding known by company	economic changes since last funding
Preferred Stock	300,000	last funding secured by company	economic changes since last funding
	$10,535,333

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
	$3,367,897

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a Code of Ethics and certain other policies relating to conflicts of interest. Nevertheless, from time to time we may hold investments in businesses in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. Our Board of Directors has adopted a policy to require our disclosure of these instances in our periodic filings with the SEC. Our only related-party transaction requiring disclosure under this policy relates to an August 10, 2018 loan transaction we entered into with Elizabeth Zbikowski. Ms. Zbikowski, along with her husband Scott Zbikowski, owns approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000. The promissory note was subsequently amended such that it matures in August 2022. The note bears interest payable monthly at the rate of 10% per annum and is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by our custodial agent Millennium Trust Company.

NOTE 6 – INCOME TAXES

Presently, we are a C-corporation for tax purposes and have booked an income tax provision for the periods described below.

As of September 30, 2021 and December 31, 2020, we have a deferred tax liability of $141,000 and $258,000, respectively. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods.

As of September 30, 2021 and December 31, 2020, we had accrued income taxes of $1,141,700 and $13,722 respectively. We recorded a benefit from income taxes of approximately $300 (28.9 percent effective tax rate) and $0 (0 percent effective tax rate) during the three months ended September 30, 2021 and September 30, 2020, respectively. We recorded income taxes of approximately $1,010,978 (30.4 percent effective tax rate) and $0 (0 percent effective tax rate) during the nine months ended September 30, 2021 and September 30, 2020, respectively. Due to the full valuation allowances in periods prior to December 31, 2020, our effective tax rate was expected to be near zero percent, and therefore income tax accruals and expense were not material for those prior periods presented.

As of December 31, 2020, we had a federal net operating loss carryfoward (NOL) of approximately $351,000. The federal NOL was completely utilized and offset taxable income as of September 30, 2021. States may vary in their treatment of post-2017 NOLs. The remaining state NOLs are expected to be completely used and offset taxable income by September 30, 2021. The remaining state NOL carryforwards may expire in 2036 and 2037 if not used.

NOTE 7 – SHAREHOLDERS’ EQUITY

At September 30, 2021, we had 10,790,413 shares of common stock issued and outstanding.

On September 27, 2021 we announced that our Board of Directors had approved a cash dividend of $0.10 per common share. The dividend was paid on October 29, 2021 to shareholders of record as of the close of business on October 15, 2021.

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

NOTE 8 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended
	September 30,
	2021	2020
Numerator: Net increase in net assets resulting from operations	$31,288	$583,344
Denominator: Weighted-average number of common shares outstanding	10,790,413	10,696,735
Basic and diluted net gain per common share	$0.00	$0.05

	For the Nine Months Ended
	September 30,
	2021	2020
Numerator: Net increase in net assets resulting from operations	$2,557,836	$894,796
Denominator: Weighted-average number of common shares outstanding	10,788,918	10,881,382
Basic and diluted net gain per common share	$0.24	$0.08

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

Under ASC 840, rent expense for office facilities for the three months ended September 30, 2021 and September 30, 2020 was $16,689 and $16,562, respectively.

The components of our operating lease were as follows for the three and nine months ended September 30, 2021:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
Operating lease costs	$4,779	$14,337
Variable lease cost	4,478	13,082
Short-term lease cost	7,432	22,297
Total	$16,689	$49,716

Supplemental balance sheet information consisted of the following at September 30, 2021:

Operating Lease
Right-of-use assets	$9,661

Operating Lease Liability	$10,843
Less: short term portion	(10,843)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of September 30, 2021:

Operating
Leases
2021	$5,290
2022	5,449
Total lease payments	10,739
Plus: interest	104
Present value of lease liabilities	$10,843

NOTE 10 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2021 through 2017:

	Nine Months Ended June 30,
	2021	2020	2019	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$1.08	0.91	1.02	0.87	0.77
Net investment gain (loss)	0.09	0.02	(0.05)	(0.04)	(0.04)
Net realized and unrealized gains (losses)	0.24	0.06	0.01	0.15	0.06
Provision for income taxes	(0.09)	0.00	0.00	0.00	0.00
Repurchase of common stock	0.00	0.02	0.00	0.00	0.04
Payment of common stock dividend	(0.10)	0.00	(0.05)	0.00	0.00
Net asset value at end of period	$1.22	1.01	0.93	0.98	0.83

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.02	0.76	0.70	0.82	0.51
Shares outstanding at end of period	10,790,413	10,696,735	11,067,402	11,067,402	12,151,493
Average weighted shares outstanding for the period	10,788,918	10,881,382	11,067,402	11,067,402	12,151,493
Net assets at end of period	$13,140,835	10,805,062	10,588,689	11,278,889	9,555,551
Average net assets (2)	$13,090,497	10,220,482	12,304,975	9,955,674	9,504,851
Total investment return	22.22%	8.79%	(8.82)%	12.64%	2.60%
Portfolio turnover rate (3)	124.55%	18.18%	7.11%	11.55%	11.87%
Ratio of operating expenses to average net assets (3)	(10.31)%	(6.49)%	(7.70)%	(6.98)%	(7.38)%
Ratio of net investment income (loss) to average net assets (3)	9.87%	3.35%	(6.40)%	(5.53)%	(5.89)%
Ratio of realized gains (losses) to average net assets (3)	40.81%	7.06%	57.36%	(12.79)%	16.51%
(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 11 – General Uncertainty

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (COVID-19) a pandemic. As a result, economic uncertainties and market volatility have arisen which may negatively impact our investment valuations and net increase or decrease in net assets resulting from operations. Other financial impacts could occur though such potential impact is difficult to determine at this time.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

●	Overview
●	Investment Activity
●	Results of Operations
●	Financial Condition
●	Critical Accounting Estimates
●	Off-Balance Sheet Arrangements
●	Forward Looking Statements

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

Examples of the kinds of the specialty finance solutions we have considered or provided to date, and may continue to provide in the future, include:

●	Short-term secured loans for real estate development
●	Short-term unsecured loans (with an option to acquire collateral security) to a business
●	Short-term secured loans to a business for operating capital
●	Short-term secured loans to an individual owed a forthcoming tax refund

We intend to remain opportunistic, however, and may engage in transactions that involve other rights (such as stock, warrants or other equity-linked investments) or that are structured differently or uniquely.

Our principal sources of income are interest, dividends and other fees associated with lending such as origination fees, closing fees or exit fees. We may also receive reimbursement of legal costs associated with loan documentation. Our statement of operations also reflect increases and decreases in the carrying value of our asset and investments (i.e., unrealized appreciation and depreciation). Our principal expenses relate to operating expenses, the largest components of which are generally professional fees, payroll, occupancy, and insurance expenses.

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

INVESTMENT ACTIVITY

During the nine months ended September 30, 2021, we made $18,133,352 of investments and had $16,363,964 of sales and repayments, resulting in net investments at amortized cost of $10,562,451 at the end of the period.

During the nine months ended September 30, 2020, we made $7,655,802 of investments and had $1,858,011of sales and repayments, resulting in net investments at amortized cost of $8,309,325 at the end of the period.

Our investment composition by major class, based on fair value at September 30, 2021, was as follows:

	Investments at	Percentage of
	Fair Value	Fair Value
Short-term Non-banking Loans	$9,635,333	87.1%
Equity/Other	1,422,120	12.9
Total	$11,057,453	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2021 and September 30, 2021 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment Income:	$755,601	$287,034	$1,977,992	$755,469
Operating Expenses:	(239,582)	(180,946)	(1,023,596)	(500,248)
Net Investment Gain	$516,019	$106,088	$954,396	$255,221

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

For the three and nine months ended September 30, 2021, our total investment income was $755,601 and $1,977,992, respectively. For the three and nine months ended September 30, 2020, our total investment income was $287,034 and $755,469, respectively.  The increase is due to the change in our business structure which now focuses on short-term non-bank lending.  Our loan portfolio generates interest income, with an average rate on the loans of 27%.

Professional Fees

For the three and nine months ended September 30, 2021, we had $79,950 and $300,297 professional fees expense, respectively.  For the three and nine months ended September 30, 2020, we had $58,719 and $133,016 professional fees expense, respectively. The increase is due to legal costs incurred to close on several new short-term banking loans. In 2020, we received a refund during the first quarter of $59,957 relating to certain audit expenses incurred during 2018 and 2019.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2021, we had $6,474,137 and $16,363,964, respectively, of sales of investments, resulting in $289,138 and $3,818,737, respectively, of realized gains. For the three and nine months ended September 30, 2020, we had $665,187 and $1,858,011, respectively, of sales of investments, resulting in $335,440 and $535,164, respectively, of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2021, our investments had $774,169 and $1,204,319 of unrealized depreciation, respectively. For the three and nine months ended September 30, 2020, our investments had $141,816 and $104,411 of unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2021, we recorded a net increase in net assets from operations of $31,288 and $2,557,836, respectively.  Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2021, our per-share net increase in net assets from operations was $0.00 and $0.24, respectively. For the three and nine months ended September 30, 2020, we recorded a net increase in net assets from operations of $583,344 and $894,796, respectively.  Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2020, our per-share net increase in net assets from operations was $0.05 and $0.08, respectively.

Cash Flows for the Nine months Ended September 30, 2021 and 2020

The level of cash flows used in or provided by operating activities is affected by the purchases of investments, redemptions and repayments of investments, among other factors. For the nine months ended September 30, 2021, net cash used in operating activities was $1,306,775.  Cash flows used in operating activities for the nine months ended September 30, 2021 were primarily related to purchases of investments of $18,133,352, offset mostly by redemptions and repayments of investments totaling $16,363,964. For the nine months ended September 30, 2020, net cash used in operating activities was $5,788,000.  Cash flows used in operating activities for the nine months ended September 30, 2020 were primarily related to purchases of investments of $7,655,802, offset mostly by redemptions and repayments of investments totaling $1,858,011.

FINANCIAL CONDITION

As of September 30, 2021, we had cash of $3,594,508, a decrease of $1,846,071 from December 31, 2020.  The primary use of our existing funds and any funds raised in the future is expected to be for investments, cash distributions to our shareholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.  Pending investment, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt and loan securities maturing in one year or less from the time of investment.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2021, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this section of our report are forward-looking statements based on our management’s current expectations for our company.  These expectations involve assumptions and are subject to substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance, and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Important assumptions include our ability to identify and consummate new investments, achieve certain margins and levels of profitability, the availability of any needed additional capital, and the ability to maintain compliance with regulations applicable to us.  Some of the forward-looking statements contained in this report relate to, and are based our current assumptions regarding, the following:

●	our future operating results;
●	the success of our investments;
●	our relationships with third parties;

●	the dependence of our success on the general economy and its impact on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	our expected financings and investments;
●	our regulatory structure and tax treatment;
●	the adequacy of our cash resources and working capital; and
●	the timing of cash flows, if any, we receive from our investments.

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

ITEM 4.CONTROLS AND PROCEDURES

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

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2021.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2		Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104	*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: November 12, 2021	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer