Form 10-K
period 2021-12-31
Mill City Ventures III, Ltd
filed 2022-03-14
CIK 1425355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ___________________

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State of incorporation)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd #205 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Former name, former address and former fiscal year, if changed since last report

Registrant’s telephone number, including area code: (952) 479-1923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ⌧ Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “nonaccelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one)

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ⌧ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2021 was approximately $20,272,879 based on the closing sales price of $4.30 per share as reported on the OTCQB. As of March 14th, 2022, there were 10,790,413 shares of the registrant's common stock, $0.001 par value, outstanding.

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

We believe we are generally able to charge high interest for our specialty finance solutions because: (i) banks and other traditional providers of credit may have neither the expertise nor the infrastructure needed to evaluate creditworthiness and risks in a timeframe suitable for a potential borrower, preferring instead to process transactions and structures that present few novel issues or risks; and (ii) we will often be able to devote time and attention to transactions involving a smaller dollar amount than an institutional lender will view as worthwhile. These beliefs essentially explain why we refer to our business as “specialty finance”— financing that may involve structures that are unique, creative, and often bespoke; and that may involve dollar amounts that are not suitable for institutional lenders.

We generally provide specialty finance solutions that are short-term in nature. By this, we mean lending arrangements that mature or come due within nine months of the lending date. We view the provision of short-term finance as desirable for two principal reasons: (i) it helps minimize the risk of non-performance; and (ii) it helps minimize regulatory risk.

In terms of non-performance risk, short-term lending requires us to focus upon, and a potential borrower to identify to us, us a near-term source of liquidity for repayment of the funds they borrow from us. This permits us to evaluate that source of repayment clearly and carefully, thus helping identify the potential risks involved in a particular transaction and how we may be able to include structural terms, such as specific collateral and collateral arrangements, guarantees, or other types of covenants that mitigate these risks.

In terms of regulatory risk, short-term lending permits us to avail ourselves of a court-recognized exception for treating promissory notes (evidencing a loan) as “investment securities” under federal securities law. In sum, this exception generally applies to promissory notes with short-term maturities of nine months. Our ability to avail ourselves of this exception, and to more generally structure our transactions in such a way as to avoid them being properly considered as “investment securities” under federal securities laws, is important to our ability to avoid once again becoming subject to regulation under the 1940 Act. Below we discuss our process for evaluating transactional terms and structures with a view to remaining outside of the regulatory regime of the 1940 Act (please refer to “Investment Process” below).

Examples of the kinds of the specialty finance solutions we have considered or provided to date, and may continue to provide in the future, include:

●	Short-term secured loans for real estate development;
●	Short-term unsecured loans (with an option to acquire collateral security) to a business;
●	Short-term secured loans to a business for operating capital; and
●	Short-term secured loans to an individual owed a forthcoming tax refund

In addition, we are presently exploring and evaluating our ability to enter into other kinds of short-term specialty finance transactions. Examples include the expansion of our efforts to purchase adjudicated settlements, the purchase (at discounted rates) of receivables owing to professionals on account of certain workers’ compensation claim, and short-term consumer finance lending.

Sourcing Transactions

We believe that our management’s strong combination of experience and contacts in the securities and investment finance sector, including the experience and contacts of our independent directors, should be sufficient to continue attracting suitable prospective investment opportunities. To date, the network of contacts of our management and directors has been successful thus far in sourcing all of the transactions in which we have participated. Accordingly, we presently do not have any plans to hire any business development professionals to assist us with transactional volume.

Competition

The market for specialty finance is competitive, largely as a result of the participation of various types of professionally managed pooled investment funds such as private equity funds, debt and mezzanine-debt funds, and other types of professional finance companies seeking the high returns that are possible in specialty finance and hard-money lending. Nevertheless, we believe we are well positioned to compete successfully in this market because of our entrepreneurial, creative and flexible approach to specialty finance opportunities, and our management’s experience in entrepreneurial ventures and finance.

Throughout our history and in particular after ceasing to be a BDC, we have approached investment opportunities flexibly and creatively in terms of transactional structures and terms. In part, we are able to be flexible and creative because we are not subject to many of the regulatory limitations that govern our other more traditional or institutional competitors. Those competitors are often subject to limitations on the type transactions they undertake, the amount that may be invested in a specific transaction or a particular type of transaction, the markets in they operate, the maturity or time horizon of their investment, uses of proceeds, or otherwise. These limitations are often imposed by the agreements and documents governing the pooled investment vehicles, or otherwise self-imposed in order to facilitate the investment vetting and diligence process, and the documentation and structuring process. More rarely, these limitations may arise from governing regulations or interpretations thereof. For our part, we believe that approaching investment opportunities flexibly expands our overall transactional opportunities, diversifies our risk by avoiding dependence in any material way on a particular borrower, type of transaction, or market or industry niche, and permits us to avail ourselves of the maximum number of relationships from which we source investment opportunities. Moreover, we believe that this flexible approach to structuring our transactions and investments will facilitate the development of positive long-term relationships with our borrowers.

We believe that the only significant limitation on our ability to flexibly structure transactions arises from our desire to remain outside the regulation of the 1940 Act. In order to meet this goal, we intend and aim to structure the vast majority of our transactions (by dollar amount) in ways such that they are not properly considered “investment securities” under federal securities laws, including the 1940 Act.

For our investors, the freedom afforded to us through the lack of substantive regulation governing the types of transactions we enter into and our methods of operation permits us to allocate our resources, at any given point in time, to those types of transactions that we believe may lead to the highest risk-adjusted returns or the steadiest stream of such returns.

Our management team and Board of Directors has significant experience in a variety of entrepreneurial ventures, including service as management and directors for small and large public companies, private businesses, start-up and development-stage businesses, and the securities and finance industries. As a result of this diverse general experience and particular experience in transactional finance, we believe we are able to manage the evaluation and due-diligence process involved in our investment opportunities swiftly and efficiently, by collaborating with our professional advisers and focusing on high-level and material issues.

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

●	Existing Liquidity Source. Because the vast majority of our transactions involve short-term maturities, we typically seek to identify a liquidity source for the borrower to repay us. Examples of sources of potential liquidity may include accounts receivable, another valuable asset, or a pending payment (e.g., a tax refund, or a litigation judgment or settlement payment) that is reasonably expected to pay out prior to the maturity of the credit we provide.
●	Collateral Value. We will often, but not always, seek to collateralize the obligations owing to us. Our ability to identify valuable collateral is a significant factor in our credit analysis and determination of the attractiveness of a potential transaction. This analysis will often involve legal counsel, both to assist in the identification of potential collateral assets, and to better understand the ease with a security interest in the collateral may be granted, perfected and, if necessary, foreclosed upon and the relevant jurisdiction(s) involved.
●	Experienced and Capable Management. In transactions involving business borrowers, we seek businesses that have an experienced, knowledgeable and capable management team.
●	Competitive Position. In transactions involving business borrowers, we will seek to invest in transactions with businesses that have developed, or appear poised to develop, a strong competitive position within their respective industry sector or niche.
●	Cash Flow. In transactions involving business borrowers, we will seek to invest in businesses that are profitable or nearly profitable on an operating cash flow basis, principally so that the business’ operating cash flow may serve as another source of liquidity from which we may ultimately be repaid.

If we believe a potential transaction generally meets the characteristics described above or if we otherwise determine that a potential transaction may be desirable to enter into, we may perform a more rigorous due-diligence examination of the prospective borrower, the likely source or sources of liquidity for their repayment to us, and other aspects of the borrower or its assets (e.g., assets of the borrower that may serve as collateral security for the obligations that may be owing to us). Our due-diligence examination for each transaction will necessarily be unique and tailored to the specific transaction, but will generally be undertaken in light of the following facts and circumstances:

●	our familiarity with the borrower (or, in the case of a business borrower, our familiarity with management or other persons such as directors involved with the borrower);

●	in the case of a business borrower, our review and assessment of the potential borrower’s financing history, as well as the likely need for additional financings after our transaction;
●	the industry in which the borrower operates, our knowledge and familiarity with that industry, our assessment of the complexity of the business, any regulatory matters or other unique aspects presenting special risks, and the competitive landscape faced by the borrower;
●	the amount of potential dollars involved in the potential transaction;
●	where the borrower is located, how it is organized as an entity, as well as its management and ownership structure and profile;
●	whether we might have been involved with a transaction of the same or similar kind before;
●	the ease with which we can evaluate the borrower’s source or sources of liquidity;
●	the ease with which we can apprehend the process involved with taking collateral security in some or all of the borrower’s assets; and
●	the ease with which we could realize on that collateral if repayment were not otherwise forthcoming.

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

As indicated above, to avoid becoming subject to the regulatory requirements of the 1940 Act, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review. This review is generally undertaken by our Chief Financial Officer and may involve our outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

In general, our analysis starts with the length or duration of a potential new transaction. Although federal securities laws define “investment securities” in such a way as to include promissory notes, the U.S. Supreme Court held in Reves v. Ernst & Young, 110 S. Ct. 945 (1990), that certain kinds of promissory notes are not properly considered securities. Over time, court precedent has developed to identify these kinds of promissory notes as generally not constituting investment securities:

●	notes that mature in nine months or less;
●	notes secured by a mortgage or lien on a home;
●	notes secured by a small business or business assets;
●	so-called “character loans” made to a bank customer;
●	notes delivered or borrowings entered into through consumer finance;

●	commercial loans made to businesses;
●	loans secured by accounts receivable (e.g., factoring);

In addition to the types of financing arrangements noted above, court precedent indicates that there may be facts and circumstances surrounding the transaction that may cause other promissory notes to not be considered investment securities under federal securities laws. For example, it is presumed that a promissory note which matures in more than nine months is a “security,” but this presumption may be rebutted (with the conclusion that such a promissory note is not a properly considered a security) upon an evaluation of the following factors:

●	whether the borrower’s motivation is to raise money for general business use, and whether the lender’s motivation is to make a profit, including interest;
●	whether the borrower’s plan of distribution for the promissory note resembles the plan of distribution of a security;
●	whether the investing public reasonably expects that the note is a security; and
●	whether there is a regulatory scheme that protects the investor other than the securities laws (e.g., Federal Deposit Insurance).

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

Our Management and Employees

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the company, serve as our senior management team. These are also the only two persons who are employees of our company.

ITEM 1A  RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

We have little operating history upon which to evaluate our current business.

We withdrew our election to be treated as a BDC under the 1940 Act at the end of 2019, and during the two years since that time have refocused our business on providing short-term specialty finance to private businesses, small-cap public companies and high-net-worth individuals. Given that our current business has been developed and pursued over the two years prior to this filing, investors have little means to evaluate the likelihood of our future success.

We may need to raise additional capital to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future, and has no potential or actual plans to seek additional financing. Nevertheless, various future developments may cause us to seek or require additional financing. For instance, we may determine to seek additional financing to avail ourselves of additional opportunities to provide specialty finance solutions to borrowers. Alternatively, we may seek additional financing in the event that a material portion of our investments default, leaving us with little means to pay for our operations and continue making investments.

In any event, additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from financial institutions or our affiliates. We cannot, however, be certain that any such financing will be available on terms favorable or acceptable to us if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders. If adequate funds are not available on acceptable terms, we may be unable to consummate acquisitions or investments desired by our management and board.

Our search for and ability to consummate specialty finance investment opportunities may be materially and adversely affected by COVID-19.

The global spread of the strain of coronavirus known as COVID-19 and its variants, declared a global pandemic by the World Health Organization on March 11, 2020, has resulted in governmental impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. It is unclear whether the pandemic may significantly worsen during the upcoming months, which may result in further restrictions on business, travel, and other activities.

The COVID-19 pandemic has adversely affected the domestic and global economies and financial markets, and the business of our potential borrowers could be materially and adversely affected, decreasing our appetite to consummate transactions that we might have otherwise concluded were attractive. Furthermore, we may be unable to complete an investment if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings or access a potential borrower’s personnel. The extent to which COVID-19 impacts our search for new investment opportunities will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other matters of domestic or global concern continue for an extensive period of time, our ability to consummate investments, or the operations of our potential and actual borrowers, may be materially adversely affected. Of course, materially adverse effects upon the operations of our actual borrowers could impair their ability to pay us all of the amounts owing to us, or to pay us in a timely manner.

Finally, our ability to consummate additional transactions may be dependent on our ability to raise equity and debt financing. This ability may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Overall, the COVID-19 pandemic may generally have the effect of heightening many of the other risks described in this “Risk Factors” section by increasing their likelihood or amplifying their magnitude.

Changes in laws or regulations, or a failure to comply with laws and regulations, may adversely affect our business, including our results of operations and ultimately the price of our publicly traded securities.

We are subject to various local, state and federal laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and manner of application or enforcement may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. Any of these outcomes would likely adversely affect the trading price of our publicly traded securities.

Although we have identified general guidelines that we believe are important in evaluating prospective investment opportunities, we may enter into transactions with borrowers that do not meet such guidelines, increasing the risk that the price of our publicly traded securities could be volatile.

Although we have identified general guidelines for evaluating prospective investment opportunities, it is possible that a borrower with which we enter into a transaction will not have all, or any, of the attributes outlined in those guidelines. If we complete transactions with borrowers that do not meet some or any of these guidelines, it is possible that such an investment may not be as successful as an alternative opportunity that were to satisfy some or all of those guidelines. Investments that do not perform as well as imagined, or as well as they otherwise might have, in combination with the public knowledge that we may stray, or have strayed, from strict implementation of our investment guidelines, could affect the volatility of the trading price of our publicly traded securities.

We may provide specialty finance solutions to early-stage companies, financially unstable businesses, or a borrower lacking an established record of revenue or earnings, which could adversely affect the price of our publicly traded securities.

While we believe that being entrepreneurial in our approach to specialty finance is a strength, we may complete investments with an early-stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings. These kinds of transactions present numerous risks associated with investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our management endeavors to evaluate the risks inherent in each particular investment we consider and make, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete a full evaluation of those risks. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. The manifestation of any of these risks could adversely affect the trading price of our publicly traded securities.

Many of our specialty finance investment transactions involve borrowers about which little, if any, information is publicly available, which may impair our ability to identify borrowers able to repay our loans and adversely affect the price of our publicly traded securities.

In pursuing our business, we often interact with a privately held companies about which very little public information exists. As a result, we are often required to make our investment decision on the basis of limited information, nearly all of which is obtained from the business itself, which may result in our consummating an investment with a borrower that is not as solvent or profitable as we suspected, if at all. These risks could affect our results of operations and, ultimately, the trading price of our publicly traded securities.

If we are deemed to be an investment company under the 1940 Act, we may be required to institute burdensome compliance requirements and our activities may be restricted. In such an event, our business would likely be materially and adversely affected.

If we are deemed to be an investment company under the 1940 Act, then our activities may be restricted, including:

●	restrictions on the nature of our investments;
●	restrictions on the issuance of securities;
●	a requirement to register as an investment company;
●	adoption of a specific form of corporate structure and changes in corporate governance;
●	the hiring of a chief compliance officer, and adoption and implementation of various policies and requirements;
●	additional reporting, record-keeping, voting, proxy and disclosure requirements, together with other rules and regulations.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of “investment securities” and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that our principal activities will subject us to the 1940 Act. To this end, we hold reserve un-invested assets in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, which invest only in direct U.S. government treasury obligations. Furthermore, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review. This review is generally undertaken by our Chief Financial Officer and may involve outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

If, however, we do not invest as discussed above or are otherwise unsuccessful in ensuring that no more than 40% of our total assets consist of “investment securities,” then we may be deemed to be subject to the 1940 Act. If that were to be the case, compliance with the additional regulatory burdens imposed under the 1940 Act would require additional expenses for which we have not allotted funds, and would surely hinder our ability to operate as profitably as we have since the withdrawal of our BDC election. This outcome would of course adversely affect the trading price of our publicly traded securities.

We may engage in transactions with businesses that may be affiliated with our officers, directors or significant shareholders, and which may involve actual or potential conflicts of interest.

We may decide to make investments in one or more businesses affiliated with our officers, directors or significant shareholders. Such investment opportunities may compete with other opportunities for our investment dollars. Although we are not specifically focusing on, or targeting, any particular transaction with any affiliates or affiliated entities, we would pursue such a transaction if we determined that such an affiliated investment were attractive from a risk-adjusted return perspective, and such transaction were approved by a majority of our independent and disinterested directors. Any such activity would involve actual or potential conflicts of interest. Although we are confident that we can navigate these conflicts consistent with best practices and applicable law, the existence or appearance of such conflicts of interest could make our publicly traded securities less attractive and thereby reduce their trading prices.

A limited number of shareholders control substantially all of our voting stock and, as a result, control the election of our Board of Directors. As a result, these shareholders may exert an influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Five shareholders own shares representing approximately 63.42% of our issued and outstanding common stock. As a result, investors in our common stock cannot reasonably expect to have any influence over the election of our directors or other matters submitted to a vote of our shareholders. Instead, our existing significant shareholders will exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a shareholder vote, potentially in a manner that you do not support. Examples of such voting matters, apart from the election of our directors, includes amendments to our articles of incorporation, bylaws, and approval of major corporate transactions. The concentrated amount of control over our affairs held by a relatively few number of significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price.

Our ability to identify and consummate investment opportunities, and any need we may have for additional capital, will almost certainly be affected by general economic conditions.

General economic conditions will almost certainly impact our ability to (i) identify and pursue and consummate investment opportunities, and (ii) if necessary, seek and obtain additional financing on terms acceptable or favorable to us, if at all. Therefore, a deterioration in general economic conditions may adversely affect our business or slow the growth of our business.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of our senior management personnel. In particular, we are materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the our company. Although we currently have employment agreements with these individuals, these agreements will not necessarily prevent the departure of these executives, whether due to death, disability, retirement or otherwise. Any loss of the services provided by these executives would likely have a material and adverse effect on our operations and ability to execute our business plans.

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares and classes of common and preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate, and may establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of new classes or series of stock that may be so designated and issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock—common or preferred—will dilute the ownership interest of then-current holders of our common stock and may dilute our book value per share.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Social unrest, acts of terrorism, changes in laws and regulations, political upheaval and policy changes or enactments could negatively impact our business. These negative impacts would likely adversely affect the trading price of our common stock.

Minnesota law does not require us to hold an annual meeting of shareholders, which could delay the opportunity for our shareholders to elect directors.

We are not required under Minnesota law to hold an annual meeting of shareholders each year. If, however, we have not held an annual meeting within the prior 15 months, shareholders holding 3% of our then-issued and outstanding shares of common stock will have the power to cause us to call and hold an annual meeting. Unless and until we hold an annual meeting of shareholders, our shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We may issue additional common stock or preferred shares without the approval of our shareholders. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our articles of incorporation authorize the issuance of up to 250,000,000 shares of capital stock. Because we have only 10,790,413 shares of common stock issued and outstanding, our Board of Directors has the power and authority to issue a substantial number of additional shares of common stock or preferred shares. The issuance of additional common stock or preferred shares:

●	may significantly dilute the equity interest of our then-current shareholders;
●	may subordinate the rights of holders of common stock if preferred shares are issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of common stock are issued, which could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market price for our common stock.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. We have not made a significant investment in data security protection, and we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

ITEM 2  PROPERTIES

Our executive offices are located at 1907 Wayzata Boulevard, Suite 205, Wayzata, Minnesota 55391, and our telephone number is: (952) 479-1923. We are parties to two operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses; and they do not contain contingent-rent provisions. The leases do not include options to renew. We consider our current office space adequate for our current operations.

ITEM 3  LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTCQB under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCPK in 2020 through September, and the OTCQB from October, 2020 through present. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during the period represented was infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
For the Fiscal Year/Quarter	2021	2020
First Quarter	$6.45 2.42	$0.63 0.50
Second Quarter	$6.25 3.60	$0.65 0.43
Third Quarter	$5.50 3.50	$0.84 0.44
Fourth Quarter	$4.15 2.66	$3.03 0.66

Holders

As of the date of this filing, we had approximately 253 holders of record of our common stock.

Dividends

On December 8, 2020, our Board of Directors declared a cash dividend of $0.05 per share to our shareholders of record as of December 21, 2020. The dividend was paid on January 4, 2021.

On September 17, 2021, our Board of Directors declared a cash dividend of $0.10 per share to our shareholders of record as of October 15, 2021. The dividend was paid on October 29, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we had no outstanding options, warrants or other rights to purchase any equity securities of the Company under any equity compensation plan or “individual compensation arrangement,” as defined in Item 201 of Regulation S-K. Furthermore, as of the date of this filing, we are not a party to any equity compensation plan, nor are we obligated under any “individual compensation arrangement” to issue any options, warrants, rights or other securities. We are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTCQX, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

In August 2020, the Compensation Committee approved, and the Company issued, 50,000 shares of restricted stock to each of Mr. Douglas M. Polinsky and Joseph A. Geraci, II. The shares vested on the one-year anniversary of their issuance and until such time are subject to forfeiture.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Securities

During 2020, the Company engaged in the following repurchases of its common stock, all of which were consummated in private transactions:

●	100,000 shares on May 6, 2020, at a per-share price of $0.50;
●	270,667 shares on May 19, 2020, at a per-share price of $0.40; and
●	10,822 shares in the aggregate on December 1, 2020, at a per-share price of $0.43.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, filed together with this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this report and those summarized below:

●	our being a company with little operating history;
●	our ability to select appropriate specialty finance investment opportunities;
●	our expectations around the performance of borrowers in which we invest;
●	our success in retaining our officers and directors, or replacing them in the event we lose their services;
●	actual and potential conflicts of interest involving our directors or management team;
●	our ability to obtain additional financing, if needed and on acceptable terms;
●	our ability to source quality prospective borrowers for our specialty finance solutions;
●	our ability to consummate transactions due to the uncertainty resulting from the ongoing COVID-19 pandemic and other unpredictable events such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases;
●	the dependence of our success on the general economy and its impact on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	our regulatory structure and tax treatment;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, we receive from our investments;
●	our overall financial performance and financial condition following this offering;
●	our public securities’ potential liquidity and trading price;
●	the lack of a market for our securities; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Results of Operations

	For the Year Ended December 31,
	2021	2020
Investment Income:
Interest Income	$2,656,201	$1,282,175
Dividend Income	—	15,462

Operating Expenses:
General Operating Expenses	116,714	83,447
Legal and Accounting Expenses	453,440	175,612
Executive Management Compensation	556,432	301,494
Insurance Expense	108,165	85,237
Director's Fees	120,000	90,000

Net Investment Gain	$1,301,450	$561,847

For the year ended December 31, 2021, we earned $11,480 in interest payments from one eligible portfolio company- DBR Enclave US Investors, LLC - an aggregate of $2,099,684 from twenty-six promissory note investments; an additional $25,037 in bank interest on cash balances and note receivable; an aggregate of $467,500 in origination fees; and an additional $52,500 in late fee penalties.

For the year ended December 31, 2020, we earned $44,026 in interest payments from one investment- DBR Enclave US Investors, LLC; - an aggregate of $993,795 from six promissory note investments; an aggregate of $26,994 in bank interest on cash balances and note receivable; an aggregate of $217,360 in origination fees; and an aggregate of $15,462 in dividend payments from four investments-Manning & Napier, Inc., Educational Development Corp., Manhattan Bridge Capital, Inc.; and Windstream Holdings, Inc.

As the table above indicates, we incurred operating expenses aggregating $1,354,751 for the year ended December 31, 2021, and $735,790 for the year ended December 31, 2020. A discussion of the various components of our operating expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses were $116,714 for the year ended December 31, 2021 and $83,447 for the year ended December 31, 2020. The increase in the current period is primarily related to an increase in corporate franchise taxes.

Legal and Accounting Expenses. Our legal and accounting expenses were $453,440 for the year ended December 31, 2021 and $175,612 for the year ended December 31, 2020. The increase in the current period is primarily related to increased costs incurred on consulting and underwriting endeavors, as well as an increased cost in our audit and tax services.

Executive Management Compensation. Our executive management compensation was $556,432 for the year ended December 31, 2020 and $301,494 for the year ended December 31, 2020. The increase in the current period is primarily related to a one-time bonus payment made during the year 2021.

For the year ended December 31, 2021 our net investment gain was $1,301,450. For the year ended December 31, 2020, our net investment gain was $561,847. The increased net investment gain during 2021 was primarily the result of higher interest income earned during 2021 from the short-term specialty finance solutions we provided in the form of short-term promissory notes bearing higher rates of interest and return, including related origination fees, than we were able to obtain when operating as a BDC.

Financial Condition

For the year ended December 31, 2021, we had an increase in net assets of $1,773,162. This increase in net assets was primarily due to the increase in our interest income earned from short-term specialty financing. Our net assets increased by $1,572,354 for the year ended December 31, 2020, primarily due to the appreciation of our portfolio holdings.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Year Ended December 31,
	2021	2020
Cash flows used by:
Operating activities	$(1,886,094)	$(2,463,157)
Financing activities	(1,618,337)	(162,920)
Net decrease in cash	(3,504,431)	(2,626,077)
Cash, beginning of period	5,440,579	8,066,656
Cash, end of period	$1,936,148	$5,440,579

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust. The Loan Agreement provides us with a $5 million revolving line of credit to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement will accrue interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets. The Loan Agreement, together with our cash and cash equivalents, together comprises our sources of liquidity. Management believes that these sources of liquidity, together with cash obtained through maturing investments earlier made, will be sufficient for the Company to fund its operations through the entirety of fiscal 2022. Accordingly, at present we have no definitive plans to obtain other sources of liquidity through borrowing.

On February 11, 2022, we filed a registration statement on Form S-1 seeking to register an offering of five-year common stock warrants we intend to distribute to our shareholders as a dividend, and up to 2,697,603 shares of our common stock purchasable upon the exercise of the warrants. The warrants are contemplated to be exercisable at a price of $4.00 per share of common stock. We intend to apply to have the warrants listed for trading on the OTC Markets.

The offering is subject to the effectiveness of the S-1 registration statement. Accordingly, no record date has been established for the associated dividend contemplated as part of the offering. The warrants will not be issued until the registration statement is declared effective, and the warrants will not be exercisable unless such registration statement remains effective. If the offering is consummated, we expect to use net proceeds from the offering for general corporate purposes, including but not limited to extending specialty finance solutions and credit to borrowers and repaying credit facility borrowings.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2021 and we do not anticipate any such capital expenditures for fiscal 2022.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2021 and 2020, including the investment schedules and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $13,662,500 and $3,367,897 for 2021 and 2020, respectively, whose fair values have been estimated by the valuation committee and management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. The investments are valued based on unobservable inputs as of December 31, 2021 and 2020 of $13,662,500 and $3,367,897, respectively. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter

At December 31, 2021, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled $13,663,500. The fair value of these investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 6 and 7 to the financial statements.

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

•

We evaluated the reasonableness of the significant unobservable inputs by comparing the inputs used by the Company to third-party sources, if available, such as market indexes or other market data.

•

We considered other information obtained during the audit that corroborated or contradicted the Company’s inputs or fair value measurements.

•

For investments sold during the year, we compared the transaction price to the Company’s fair value estimate to assess the reasonableness of management’s fair value estimates.

Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

March 14, 2022

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Investments, at fair value:	$14,098,675	$6,667,897
Non-control/non-affiliate investments (cost: $13,933,057 and $4,968,576 respectively)
Cash	1,936,148	5,440,579
Note receivable	250,000	250,000
Prepaid expenses	83,674	43,838
Receivable for sale of investments	—	19,313
Interest and dividend receivables	324,350	65,911
Right-of-use lease asset	4,984	23,345
Total Assets	$16,697,831	$12,510,883

LIABILITIES
Accounts payable	$64,028	$32,917
Dividend payable	100	539,296
Payable for purchase of investments	1,900,000	—
Lease liability	5,654	26,061
Accrued income tax expense	1,269,000	13,722
Deferred taxes	45,000	258,000
Total Liabilities	3,283,782	869,996
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,790,413 and 10,785,913 outstanding)	10,790	10,786
Additional paid-in capital	10,694,163	10,673,014
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,877,667)	(2,124,419)
Accumulated undistributed net realized gains on investment transactions	5,580,810	2,541,850
Net unrealized appreciation in value of investments	165,618	1,699,321
Total Shareholders' Equity (Net Assets)	13,414,049	11,640,887
Total Liabilities and Shareholders' Equity	$16,697,831	$12,510,883
Net Asset Value Per Common Share	$1.24	$1.08

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31,	December 31,
	2021	2020
Investment Income
Interest income	$2,656,201	$1,282,175
Dividend income	—	15,462
Total Investment Income	2,656,201	1,297,637

Operating Expenses
Professional fees	453,440	175,612
Payroll	556,432	301,494
Insurance	108,165	85,237
Occupancy	66,459	66,307
Director's fees	120,000	90,000
Depreciation and amortization	—	2,071
Other general and administrative	50,255	15,069
Total Operating Expenses	1,354,751	735,790
Net Investment Gain	1,301,450	561,847

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	4,118,001	5,330
Net change in unrealized appreciation (depreciation) on investments	(1,533,703)	1,934,794
Net Realized and Unrealized Gain (Loss) on Investments	2,584,298	1,940,124
Net Increase in Net Assets Resulting from Operations Before Taxes	3,885,748	2,501,971
Provision For Income Taxes	1,054,698	288,401
Net Increase in Net Assets Resulting from Operations	$2,831,050	$2,213,570

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.26	$0.20
Weighted-average number of common shares outstanding - basic and diluted	10,789,294	10,869,054

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2021 and 2020

						Accumulated	Net
					Accumulated	Undistributed	Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value of	Shareholders'
Year Ended December 31, 2021	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Common shares issued in consideration for expense payment	4,500	4	21,149	—	—	—	—	21,153
Dividend declared	—	—	—	—	—	(1,079,041)	—	(1,079,041)
Undistributed net investment gain	—	—	—	—	246,752	—	—	246,752
Undistributed net realized gain on investment transactions	—	—	—	—	—	4,118,001	—	4,118,001
Depreciation in value of investments	—	—	—	—	—	—	(1,533,703)	(1,533,703)
Balance as of December 31, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049

						Accumulated
					Accumulated	Undistributed	Net Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value	Shareholders'
Year Ended December 31, 2020	Shares	Par Value	Capital	Deficit	Loss	Transactions	of Investments	Equity
Balance as of December 31, 2019	11,067,402	$11,067	$10,774,653	$(1,159,665)	$(2,397,865)	$3,075,816	$(235,473)	$10,068,533
Repurchase of shares	(381,489)	(381)	(162,539)	—	—	—	—	(162,920)
Stock based compensation	100,000	100	60,900	—	—	—	—	61,000
Dividends declared	—	—	—		—	(539,296)	—	(539,296)
Undistributed net investment gain	—	—	—	—	273,446	—	—	273,446
Undistributed net realized gain on investment transactions	—	—	—	—	—	5,330	—	5,330
Appreciation in value of investments	—	—	—	—	—	—	1,934,794	1,934,794
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,831,050	$2,213,570

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,533,703	(1,934,794)
Net realized gain on investments	(4,118,001)	(5,330)
Purchases of investments	(27,029,292)	(9,405,802)
Proceeds from sales of investments	22,188,562	6,418,926
Stock-based compensation	—	61,000
Depreciation & amortization expense	—	2,071
Income taxes payable	1,255,278	—
Deferred income taxes	(213,000)	271,722
Common shares issued as consideration for expense payment	15,403	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21,475)	5,197
Interest and dividends receivable	(258,439)	(59,411)
Receivable for investment sales	19,313	(19,313)
Accounts payable and other liabilities	10,804	(10,993)
Payable for investment purchase	1,900,000	—
Net cash used in operating activities	(1,886,094)	(2,463,157)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(162,920)
Payments for common stock dividend	(1,618,337)	—
Net cash used by financing activities	(1,618,337)	(162,920)
Net decrease in cash	(3,504,431)	(2,626,077)
Cash, beginning of period	5,440,579	8,066,656
Cash, end of period	$1,936,148	$5,440,579

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32,398	$16,679

Non-cash financing activities:
Common shares issued as consideration for investment	$5,750	$—
Dividend declared to common stock shareholders	—	539,296

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2021

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans
AirDog Supplies, Inc.	$1,250,000	$1,250,000	9.32%
Financial - 52% secured loans	500,000	500,000	3.73%
Financial - 12% secured loans	500,000	500,000	3.73%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.42%
Real Estate - 15% secured loans	700,000	700,000	5.22%
Tailwinds, LLC	3,000,000	3,000,000	22.36%
Real Estate - 12% secured loans
Alatus Development, LLC	3,900,000	3,900,000	29.07%
Total Short-Term Non-Banking Loans	11,655,750	11,650,000	86.85%

Common Stock
Financial Services	414,128	436,175	3.25%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	6.71%
Information Technology	150,000	300,000	2.24%
Total Other Equity	1,050,000	1,200,000	8.95%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.58%
Financial	600,000	600,000	4.47%
Total Other Equity	812,500	812,500	6.05%

Total Investments	$13,933,057	$14,098,675	105.10%

Total Cash	1,936,148	1,936,148	14.43%

Total Investments and Cash	$15,869,205	$16,034,823	119.53%

The accompanying notes are an integral part of these financial statements.

Investment Schedule

As of December 31, 2020

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

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the 1940 Act . We operated as a BDC until we withdrew our BDC election on December 27, 2019. As of the time of this filing, we remain a public reporting company that files periodic reports with the SEC. We offer short-term specialty finance solutions primarily to private businesses, small-cap public companies and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “investment securities” for purposes of federal securities law, and we monitor our investments as a whole to ensure that no more than 40% of our total assets may consist of investment securities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes:

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the tax year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income for the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine we would not be able to realize our deferred income tax assets, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2018 through 2020, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2021.

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

NOTE 3 – NET GAIN PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weightedaverage number of vested common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2021	2020
Numerator: Net increase in net assets resulting from operations	$2,831,050	$2,213,570
Denominator: Weighted-average number of common shares outstanding	10,789,294	10,869,054
Basic and diluted net gain per common share	$0.26	$0.20

At December 31, 2021 and 2020, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares.

NOTE 4—LEASES

We are subject to two non-cancelable operating leases for office space expiring March 31, 2022. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of December 31, 2021 was 4.5% and the weighted average remaining lease term is one year.

Under ASC 840, rent expense for office facilities for the year ended December 31, 2021 and December 31, 2020 was $66,459 and $66,307, respectively.

The components of our operating leases were as follows for the three and twelve months ended December 31, 2021:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Operating lease costs	$19,116	$19,116
Variable lease cost	17,613	17,461
Short-term lease cost	29,730	29,730
Total	$66,459	$66,307

Supplemental balance sheet information consisted of the following at December 31, 2021:

Operating Lease
Right-of-use assets	$4,984

Operating Lease Liability	$5,654
Less: short term portion	(5,654)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of December 31, 2021:

Operating
Leases
2022	$5,449
Total lease payments	5,449
Plus: interest	205
Present value of lease liabilities	$5,654

NOTE 5—SHAREHOLDERS’ EQUITY

At December 31, 2021 a total of 10,790,413 shares of common stock were issued and outstanding. At December 31, 2020 a total of 10,785,913 shares of common stock were issued and outstanding.

During 2021, there were 4,500 shares issued by the Company.

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

NOTE 6— INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2021 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$11,655,750	83.7%	$11,650,000	82.6%
Preferred Stock	1,050,000	7.5	1,200,000	8.5
Common Stock	414,128	3.0	436,175	3.1
Warrants	679	—	—	—
Other Equity	812,500	5.8	812,500	5.8
Total	$13,933,057	100.0%	$14,098,675	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2020 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$2,789,000	56.2%	$2,789,000	41.8%
Preferred Stock	150,000	3.0	300,000	4.5
Common Stock	1,750,000	35.2	3,300,000	49.5
Warrants	679	—	—	—
Other Equity	278,897	5.6	278,897	4.2
Total	$4,968,576	100.0%	$6,667,897	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2021:

	As of December 31, 2021
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$2,362,500	16.8%
Financial	3,836,175	27.2
Information Technology	300,000	2.1
Real Estate	7,600,000	53.9
Total	$14,098,675	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2020:

	As of December 31, 2020
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$3,700,000	55.5%
Financial	900,000	13.5
Information Technology	300,000	4.5
Leisure & Hospitality	278,897	4.2
Real Estate	1,489,000	22.3
Total	$6,667,897	100.0%

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2021 and 2020 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2021, according to the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$11,650,000	$11,650,000
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	436,175	—	—	436,175
Other Equity	—	—	812,500	812,500
Total	$436,175	$—	$13,662,500	$14,098,675

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2021:

	For the year ended December 31, 2021
	ST
	Non-banking	Preferred	Common
	Loans	Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2021	$2,789,000	$300,000	$—	$—	$278,897
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	24,765,333	900,000	—	—	812,500
Sales and redemptions	(15,904,333)	—	—	—	(278,897)
Net realized loss	—	—	—	—	—
Balance as of December 31, 2021	$11,650,000	$1,200,000	$—	$—	$812,500

The net change in unrealized appreciation for the year ended December 31, 2021 attributable to Level 3 portfolio investments still held as of December 31, 2021 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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

The following table lists our Level 3 investments held as of December 31, 2021 and the unobservable inputs used to determine their valuation:

Security Type	12/31/21 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$11,650,000	discounted cash flow	determining private company interest rate based on credit	12-44%
Other Equity	812,500	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$13,662,500

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
	$3,367,897

There were no transfers between levels during the years ended December 31, 2021 and 2020.

NOTE 8 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy. Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. In this regard, during the period covered by this report we entered into the following related-party transactions:

●	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000,which was subsequently amended such that the note presently matures in August 2022. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.
●	On January 3, 2022, we entered into a Loan and Security Agreement (the "Loan Agreement") with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the "Lenders"). Mr. Berman is a director of our company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrue interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets.
●	As a Lender, Mr. Berman is obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement has a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement will become due and payable; subject, however, to each Lender's right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender's obligation to provide further credit, at any time after January 3, 2023. In the event that a Lender, including Mr. Berman, terminates its lending obligations, the Loan Agreement requires that we repay such Lender, prior to the five-year maturity date, with the proceeds derived from specified investments.
●	The Loan Agreement provides for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement, and requires us to pay such fee in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. The Loan Agreement grants the Lenders piggyback registration rights subject to customary terms, conditions and exceptions.

NOTE 9 - RETIREMENT SAVINGS PLANS

Our two employees, Messrs. Geraci and Polinsky, are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made contributions totaling $11,250 and $10,550 to the plans for the years ended 2021 and 2020, respectively.

NOTE 10 – INCOME TAXES

Presently, we are a “C-corporation” for tax purposes and have booked an income tax provision for the year ended December 31, 2021. Income taxes as of December 31, 2021, and 2020 are described below.

	December 31, 2021
	2021	2020
Current taxes
Federal	$909,530	$—
State	357,168	16,679
Deferred taxes
Federal	(212,000)	258,000
Stae	—	13,722
Provision for (benefit from) income taxes	$1,054,698	$288,401

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal year 2021 and 2020 is as follows:

	2021	2020
Rate reconciliation:
Tax expense at U.S.statutory rate	$1,017,417	$716,966
Change in valuation allowance	—	(446,000)
Provision-to-return reconciliation	(14,743)	21,657
Other	(1,976)	(4,222)
Income tax provision	$1,054,698	$288,401

The Company had Federal net operating loss carryforwards of approximately $350,000 at December 31, 2020. We expect the Federal net operating loss to be completely used and offset taxable income by December 31, 2021. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Certain federal NOLs will expire in years 2036 and 2037 if not used. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $350,000. The Company had Minnesota net operating loss carryforwards of approximately $1,330,000 at December 31, 2020.  We expect the state net operating loss to be completely used and offset taxable income by December 31, 2021.  States may vary in their treatment of post-2017 NOLs. We lost some state NOL carryforwards when we filed final 2019 tax returns in several states. The remaining state NOL carryforwards may expire in 2036 and 2037 if not used.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	2021	2020
Deferred tax components
Unrealized (gain) loss on marketable securities	$(46,552)	$(488,419)
Depreciation	2,458	3,002
Net operating loss carryforwards	—	180,460
R&D and foreign credits	—	46,957
Other	(906)	—
Net deferred tax asset (liability)	$(45,000)	$(258,000)

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2021 through 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$1.08	0.91	1.02	0.87	0.77
Net investment gain (loss)	0.12	0.05	(0.06)	(0.05)	(0.05)
Net realized and unrealized gains (losses)	0.24	0.18	0.00	0.20	0.11
Provision for income taxes	(0.10)	(0.02)	0.00	0.00	0.00
Stock based compensation	0.00	(0.01)	0.00	0.00	0.00
Repurchase of common stock	0.00	0.02	0.00	0.00	0.04
Payment of common stock dividend	(0.10)	(0.05)	(0.05)	0.00	0.00
Net asset value at end of period	$1.24	1.08	0.91	1.02	0.87

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.31	0.62	0.16	0.90	0.65
Shares outstanding at end of period	10,790,413	10,785,913	11,067,402	11,067,402	11,067,402
Average weighted shares outstanding for the period	10,789,294	10,869,054	11,067,402	11,067,402	11,863,392
Net assets at end of period	$13,414,049	11,640,887	10,068,533	11,278,889	9,629,215
Average net assets (2)	$13,155,207	10,504,563	11,473,535	10,341,702	9,444,440
Total investment return	24.07%	23.08%	(5.88)%	17.24%	7.79%
Portfolio turnover rate (3)	168.67%	61.11%	7.63%	26.93%	35.03%
Ratio of operating expenses to average net assets (3)	(10.30)%	(7.16)%	(7.27)%	(6.59)%	(7.30)%
Ratio of net investment income (loss) to average net assets (3)	9.89%	5.35%	(5.86)%	(5.13)%	(5.45)%
Ratio of realized gains (losses) to average net assets (3)	31.30%	0.05%	28.35%	(5.62)%	5.71%
(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – SUBSEQUENT EVENTS

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our company.  Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement will accrue interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets.

Each Lender is obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement has a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement will become due and payable; subject, however, to each Lender’s right to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023. In the event that a Lender terminates its lending obligations, the Loan Agreement requires that we repay such Lender, prior to the five-year maturity date, with the proceeds derived from specified investments.

The Loan Agreement provides for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement, and requires us to pay such fee in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. The Loan Agreement grants the Lenders piggyback registration rights subject to customary terms, conditions and exceptions.

The Loan Agreement contains other provisions, such as representations, warranties, terms and conditions, that are customary for revolving credit facilities. Promissory notes, evidencing amounts owing under the Loan Agreement and conforming to the terms and conditions of the Loan Agreement, were also executed by us and delivered to the Lenders as contemplated under the Loan Agreement.

On January 12, 2022, we entered into a $2,500,000 revolving credit and security loan investment bearing interest at 15%. On January 12, 2022, we advanced $1,250,000 under this loan, and an additional $960,000 on January 26, 2022.

On January 26, 2022, we invested $ 1,125,000 in a 120-day promissory note bearing interest at 33.33%.

On February 11, 2022, we filed a registration statement on Form S-1 seeking to register an offering of five-year common stock warrants we intend to distribute to our shareholders as a dividend, and up to 2,697,603 shares of our common stock purchasable upon the exercise of the warrants. The warrants are contemplated to be exercisable at a price of $4.00 per share of common stock.  We intend to apply to have the warrants listed for trading on the OTC Markets.

The offering is subject to the effectiveness of the S-1 registration statement. Accordingly, no record date has been established for the associated dividend contemplated as part of the offering. The warrants will not be issued until the registration statement is declared effective, and the warrants will not be exercisable unless such registration statement remains effective. If the offering is consummated, we expect to use net proceeds from the offering for general corporate purposes, including but not limited to extending specialty finance solutions and credit to borrowers and repaying credit facility borrowings.

On March 7, 2022, the company funded a $3.4 million short-term loan, the proceeds of which will be used to acquire real estate located in Glendale, Arizona, where 139 townhouse units are expected to be developed by the borrower.  The short-term loan accrues interest at the per annum rate of 48%, and the loan is due on May 30, 2022.

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

As of December 31, 2020, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

Changes in Internal Control

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	62	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	52	Director and Chief Financial Officer
Howard Liszt	76	Director
Lyle Berman	80	Director
Laurence Zipkin	82	Director

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

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee, a Valuation Committee and a Nominating and Governance Committee. The members of the Audit Committee are Laurence Zipkin, Howard Liszt and Lyle Berman., each of whom is independent for purposes of the Securities Exchange Act of 1934. Mr. Berman currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee a copy of which is available at the Company’s website at www.millcityventures3.com. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The board has determined that Mr. Berman is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Berman’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2021 other than: a Form 4 filed by Mr. Geraci on April 9, 2021, reporting a gift of 2,000 shares of common stock made on March 25, 2021; and a Form 4 filed by Mr. Zipkin on December 13, 2021, reporting open-market purchases of common stock back to November 18, 2021.

ITEM 11  EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2021 and 2020 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

			Cash		Stock	All Other
Name and Principal Position	Year	Salary	Bonus		Awards	Compensation	Total
Douglas M. Polinsky,	2021	$100,000		$100,000	$—	$34,984	$234,984
Chief Executive Officer	2020	$50,000	$		$30,500	$31,845	$112,345
Joseph A. Geraci, II,	2021	$150,000		$100,000	$—	$41,197	$291,197
Chief Executive Officer	2020	$100,000	$		$30,500	$37,918	$168,418

*includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards as of December 31, 2021 held by any named executive. In addition, we have no options, warrants, unvested stock awards or equity incentive plan awards outstanding and held by any named executive as of the date of this filing.

Director Compensation

For 2021, we paid a total of $120,000 in director fees to our independent directors. Presently, each such director receives an annualized fee of $40,000.

Name	Year	Compensation	Total
Joseph A. Geraci, II	2021	—	—
Douglas M. Polinsky	2021	—	—
Lyle Berman	2021	$40,000	$40,000
Howard P. Liszt	2021	$40,000	$40,000
Laurence S. Zipkin	2021	$40,000	$40,000

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2021 (on which date there were 10,790,413 shares of common stock outstanding), by:

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

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
	Owned (1)	Shares (1)
Douglas M. Polinsky (2)	900,899	8.35%
Joseph A. Geraci, II (3)	1,008,828	9.35%
Howard Liszt (4)	20,000	— *
Lyle Berman (5)	20,000	— *
Laurence Zipkin (6)	67,931	— *
Neal Linnihan SEP/IRA	2,500,000	23.17%
Scott and Elizabeth Zbikowski (7)	1,765,000	16.36%
David Bester	1,000,000	9.27%
Patrick Kinney (8)	933,187	8.65%
William Hartzell	650,000	6.02%
All current directors and executive officers as a group (9) (five persons)	1,727,603	16.01%

*less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.
(2)	Mr. Polinsky is our Chairman and Chief Executive Officer. Figure includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci; 528,705 common shares held individually and directly by Mr. Polinsky; 69,411 common shares held by or on behalf of Great North Capital Corp.; and 12,728 common shares Mr. Polinsky holds as a custodian for his children (beneficial ownership of which Mr. Polinsky disclaims).
(3)	Mr. Geraci is a director and our Chief Financial Officer. Figure includes 290,055 common shares held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky; 700,500 common shares held individually and directly by Mr. Geraci; 17,273 common shares held individually by Mr. Geraci’s spouse, and 1,000 shares held by Mr. Geraci’s minor child.
(4)	Mr. Liszt is a director of the Company.
(5)	Mr. Berman is a director of the Company.
(6)	Mr. Zipkin is a director of the Company.
(7)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, Mr. Zbikowski is the beneficial owner of 1,140,000 shares, and Mrs. Zbikowski is the beneficial owner of 625,000 shares. Mr. and Mrs. Zbikowski are husband and wife.
(8)	Based upon a Schedule 13G filed by Mr. Kinney on March 19, 2013, Mr. Kinney may be deemed to be the beneficial owner of 933,187 shares, which includes 3,640 shares that are held in custodial accounts for the benefit of his grandchildren.
(9)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are as follows:

●	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in August 2022. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors' pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.
●	On January 3, 2022, we entered into a Loan and Security Agreement (the "Loan Agreement") with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the "Lenders"). Mr. Berman is a director of our company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrue interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets.
●	As a Lender, Mr. Berman is obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement has a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement will become due and payable; subject, however, to each Lender's right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender's obligation to provide further credit, at any time after January 3, 2023. In the event that a Lender, including Mr. Berman, terminates its lending obligations, the Loan Agreement requires that we repay such Lender, prior to the five-year maturity date, with the proceeds derived from specified investments.
●	The Loan Agreement provides for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement, and requires us to pay such fee in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. The Loan Agreement grants the Lenders piggyback registration rights subject to customary terms, conditions and exceptions.

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

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2021 and December 31, 2020, as well as the fees billed for other services rendered by Boulay PLLP during year ended December 31, 2021.

	2021	2020
Audit Fees	$89,031	$80,875
AuditRelated Fees	11,150	—
Tax Fees	18,975	9,100
Total	$119,156	$89,975

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2021 and 2020 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2021 and 2020 were pre-approved by the Audit Committee.

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
10.1

Loan and Security Agreement with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust, dated January 3, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2022)

10.2	Employment agreement with Douglas Polinsky (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 1, 2019)
10.3	Employment agreement with Joseph Geraci (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 1, 2019)
14	Code of Ethics *
31.1	Section 302 Certification of the Chief Executive Officer *
31.2	Section 302 Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 14th, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 14th, 2022
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 14th, 2022
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 14th, 2022
Lyle Berman

/s/ Howard Liszt	Director	March 14th, 2022
Howard Liszt

/s/ Laurence Zipkin	Director	March 14th, 2022