Form 10-Q
period 2022-03-31
Mill City Ventures III, Ltd
filed 2022-05-13
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 814-00991

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2022, Mill City Ventures III, Ltd. had 10,855,413 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2022
	(unaudited)	December 31, 2021
ASSETS
Investments, at fair value:	$20,087,500	$14,098,675
Non-control/non-affiliate investments (cost: $19,943,929 and $13,933,057 respectively)
Cash	71,020	1,936,148
Note receivable	250,000	250,000
Prepaid expenses	29,658	83,674
Interest and dividend receivables	562,993	324,350
Right-of-use lease asset	—	4,984
Total Assets	$21,001,171	$16,697,831

LIABILITIES
Line of credit	$5,325,000	$—
Accounts payable	104,911	64,028
Dividend payable	100	100
Payable for purchase of investments	—	1,900,000
Lease liability	—	5,654
Deferred interest income	272,000	—
Accrued income tax	1,434,000	1,269,000
Deferred taxes	39,000	45,000
Total Liabilities	7,175,011	3,283,782

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,790,413 outstanding)	10,790	10,790
Additional paid-in capital	10,694,163	10,694,163
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,582,279)	(1,877,667)
Accumulated undistributed net realized gains on investment transactions	5,719,580	5,580,810
Net unrealized appreciation in value of investments	143,571	165,618
Total Shareholders’ Equity (net assets)	13,826,160	13,414,049
Total Liabilities and Shareholders’ Equity	$21,001,171	$16,697,831
Net Asset Value Per Common Share	$1.28	$1.24

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Investment Income
Interest income	$1,000,206	$546,842
Total Investment Income	1,000,206	546,842

Operating Expenses
Professional fees	198,518	142,808
Payroll	196,442	302,080
Insurance	30,097	24,279
Occupancy	16,812	16,689
Director’s fees	30,000	30,000
Interest expense	66,939	—
Other general and administrative	7,010	18,002
Total Operating Expenses	545,818	533,858
Net Investment Gain	454,388	12,984

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	138,770	2,907,999
Net change in unrealized depreciation on investments	(22,047)	(513,250)
Net Realized and Unrealized Gain on Investments	116,723	2,394,749
Net Increase in Net Assets Resulting from Operations Before Taxes	$571,111	$2,407,733
Provision for Income Taxes	159,000	662,691
Net Increase in Net Assets Resulting from Operations	$412,111	$1,745,042

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.04	$0.16
Weighted-average number of common shares outstanding - basic and diluted	10,790,413	10,785,913

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in Value of	Shareholders’
Three Months Ended March 31, 2022	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Net investment gain, net of tax of $159,000	—	—	—	—	295,388	—	—	295,388
Net realized gain on investment transactions	—	—	—	—	—	138,770	—	138,770
Depreciation in value of investments	—	—	—	—	—	—	(22,047)	(22,047)
Balance as of March 31, 2022	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,582,279)	$5,719,580	$143,571	$13,826,160

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in Value of	Shareholders’
Three Months Ended March 31, 2021	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Issuance of shares	1,000	1	5,749	—	—	—	—	5,750
Net investment loss, net of tax of $662,691	—	—	—	—	(649,707)	—	—	(649,707)
Net realized gain on investment transactions	—	—	—	—	—	2,907,999	—	2,907,999
Depreciation in value of investments	—	—	—	—	—	—	(513,250)	(513,250)
Balance as of March 31, 2021	10,786,913	$10,787	$10,678,763	$(1,159,665)	$(2,774,126)	$5,449,849	$1,186,071	$13,391,679

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$412,111	$1,745,042

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized depreciation on investments	22,047	513,250
Net realized gain on investments	(138,770)	(2,907,999)
Purchases of investments	(7,025,000)	(9,430,664)
Proceeds from sales of investments	1,152,898	5,036,657
Deferred income taxes	(6,000)	662,691

Changes in operating assets and liabilities:
Prepaid expenses and other assets	59,000	(62,043)
Interest and dividends receivable	(238,643)	(144,136)
Receivable for investment sales	—	19,313
Accounts payable and other liabilities	35,229	21,763
Deferred interest income	272,000	144,000
Accrued income taxes	165,000	—
Payable for investment purchase	(1,900,000)	—
Net cash used in operating activities	(7,190,128)	(4,402,126)

Cash flows from financing activities:
Proceeds from line of credit	5,325,000	—
Payments for common stock dividend	—	(539,296)
Net cash provided (used) by financing activities	5,325,000	(539,296)
Net decrease in cash	(1,865,128)	(4,941,422)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$71,020	$499,157

Non-cash financing activities:
Common shares issued as consideration for investment	$—	$5,750

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2022

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans
AirDog Supplies, Inc.	$1,250,000	$1,250,000	9.04%
Intelligent Mapping, LLC	2,500,000	2,500,000	18.08%
Financial - 33.33% secured loans
Benton Financial, LLC	1,125,000	1,125,000	8.14%
Financial - 12% secured loans	500,000	500,000	3.61%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.02%
Real Estate - 15% secured loans	600,000	600,000	4.34%
Tailwinds, LLC	3,000,000	3,000,000	21.70%
Real Estate - 12% secured loans
Alatus Development, LLC	3,900,000	3,900,000	28.21%
Real Estate - 48% secured loans
Villas at 79th, LLC	3,400,000	3,400,000	24.59%
Total Short-Term Non-Banking Loans	18,080,750	18,075,000	130.73%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	6.51%
Information Technology	150,000	300,000	2.17%
Total Other Equity	1,050,000	1,200,000	8.68%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.54%
Financial	600,000	600,000	4.34%
Total Other Equity	812,500	812,500	5.88%

Total Investments	$19,943,929	$20,087,500	145.29%

Total Cash	71,020	71,020	0.51%

Total Investments and Cash	$20,014,949	$20,158,520	145.80%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

			Percentage
			of Net
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

March 31, 2022

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

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

March 31, 2022

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

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. The fair value for short-term non-banking loans is determined as the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent to those cash flows. The discount ranges from 12% to 48% and approximate rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

On a quarterly basis, our management provides members of our Board of Directors with (i) valuation updates for each portfolio investment; (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from our custodial firms holding any of our portfolio investments; and (iv) recommendations to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. The board then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2019 through 2021, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2022.

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

March 31, 2022

Management and service fees:

We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2022 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$18,080,750	90.6%	$18,075,000	90.0%
Preferred Stock	1,050,000	5.3	1,200,000	5.9
Warrants	679	—	—	—
Other Equity	812,500	4.1	812,500	4.1
Total	$19,943,929	100.0%	$20,087,500	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2021 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$11,655,750	83.7%	$11,650,000	82.6%
Preferred Stock	1,050,000	7.5	1,200,000	8.5
Common Stock	414,128	3.0	436,175	3.1
Warrants	679	—	—	—
Other Equity	812,500	5.8	812,500	5.8
Total	$13,933,057	100.0%	$14,098,675	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2022:

	As of March 31, 2022
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$4,862,500	24.2%
Financial	4,025,000	20.0
Information Technology	300,000	1.5
Real Estate	10,900,000	54.3
Total	$20,087,500	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2021:

	As of December 31, 2021
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$2,362,500	16.8%
Financial	3,836,175	27.2
Information Technology	300,000	2.1
Real Estate	7,600,000	53.9
Total	$14,098,675	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2022 may differ materially from values that would have been used had a readily available market for those investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2022, according to the fair value hierarchy:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$18,075,000	$18,075,000
Preferred Stock	—	—	1,200,000	1,200,000
Other Equity	—	—	812,500	812,500
Total	$—	$—	$20,087,500	$20,087,500

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	ST Non-banking		Common
	Loans	Preferred Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2022	$11,650,000	$1,200,000	$—	$—	$812,500
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	7,025,000	—	—	—	—
Sales and redemptions	(600,000)	—	—	—	—
Net realized loss	—	—	—	—	—
Balance as of March 31, 2022	$18,075,000	$1,200,000	$—	$—	$812,500

The net change in unrealized depreciation for the three months ended March 31, 2022 attributable to Level 3 portfolio investments still held as of March 31, 2022 was $0.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

The following table lists our Level 3 investments held as of March 31, 2022 and the unobservable inputs used to determine their valuation:

Security Type	3/31/22 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$18,075,000	discounted cash flow	determining private company credit rating	12-48%
Other Equity	812,500	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$20,087,500

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2021:

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

The net change in unrealized depreciation for the year ended December 31, 2021 attributable to Level 3 portfolio investments still held as of December 31, 2021 was $0.

The following table lists our Level 3 investments held as of December 31, 2021 and the unobservable inputs used to determine their valuation:

Security Type	12/31/21 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$11,650,000	discounted cash flow	determining private company credit rating	12-44%
Other Equity	812,500	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$13,662,500

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy. Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. In this regard, during the period covered by this report we entered into the following related-party transactions:

●	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in August 2022. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.
●	On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 7 for further details.

NOTE 6 – INCOME TAXES

Presently, we are a c-Corporation for tax purposes and have booked an income tax provision for the periods described below.

As of March 31, 2022 and December 31, 2021, we have a net deferred tax liability of $39,000 and $45,000, respectively. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to record a valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods.

As of March 31, 2022 and December 31, 2021 we had accrued income taxes of $1,434,000 and $1,269,000, respectively. We recorded income taxes of $159,000 (28 percent effective tax rate) and $662,691 (29 percent effective tax rate) during the three months ended March 31, 2022 and March 31, 2021, respectively. $1,362,000 of federal and state tax payments were made after March 31, 2022.

As of December 31, 2020, we had a federal NOL of approximately $350,000. The remaining federal NOL was used in its entirety to offset taxable income during the 2021 tax year. At March 31, 2022, we have no federal or state NOLs available to offset taxable income, all NOLs have been exhausted. Due to tax reform enacted in 2017, any newly created NOLs will carry forward indefinitely.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 7 – LINE OF CREDIT

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

As a Lender, Mr. Berman is obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement has a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement will become due and payable; subject, however, to each Lender’s right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023. In the event that a Lender, including Mr. Berman, terminates its lending obligations, the Loan Agreement requires that we repay such Lender, prior to the five-year maturity date, with the proceeds derived from specified investments.

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

At March 31, 2022, the balance outstanding on the line was $5,325,000 with a maturity date of January 3, 2027.

NOTE 8 – SHAREHOLDERS’ EQUITY

At March 31, 2022, we had 10,790,413 shares of common stock issued and outstanding.

NOTE 9 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator: Net increase (decrease) in net assets resulting from operations	$412,111	$1,745,042
Denominator: Weighted-average number of common shares outstanding	10,790,413	10,785,913
Basic and diluted net gain (loss) per common share	$0.04	$0.16

NOTE 10 – OPERATING LEASES

We were subject to two non-cancelable operating leases for office space which expired March 31, 2022. The leases did not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases did not contain contingent rent provisions.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted average discount rate as of December 31, 2021 was 4.5%.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

Under ASC 840, rent expense for office facilities for the three months ended March 31, 2022 and March 31, 2021 was $16,812 and $16,689, respectively.

The components of our operating lease were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease costs	$4,779	$4,779
Variable lease cost	4,601	4,478
Short-term lease cost	7,432	7,432
Total	$16,812	$16,689

On March 22, 2022, we signed an extension to our operating lease for office space which begins April 2, 2022 and expires October 2, 2023. The lease does not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the lease does not contain contingent rent provisions.

Maturity analysis under this lease extension agreement consists of the following as of March 31, 2022:

Operating
Leases
2022	$18,164
2023	14,859
Total lease payments	33,023
Less: interest	(1,035)
Present value of lease liabilities	$31,988

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2022 through 2018:

	Three Months Ended March 31,
	2022	2021	2020	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$1.24	1.08	0.91	1.02	0.87
Net investment income (loss)	0.04	0.00	0.00	(0.02)	(0.01)
Net realized and unrealized gains (losses)	0.01	0.22	(0.03)	0.12	0.06
Provision for income taxes	(0.01)	(0.06)	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	0.00	(0.05)	0.00
Net asset value at end of period	$1.28	1.24	0.88	1.07	0.92

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.86	1.25	0.41	0.78	0.76
Shares outstanding at end of period	10,790,413	10,786,913	11,067,402	11,067,402	11,067,402
Average weighted shares outstanding for the period	10,790,413	10,785,913	11,067,402	11,067,402	11,863,392
Net assets at end of period	$13,826,160	13,391,679	9,786,615	11,890,188	9,783,191
Average net assets (2)	$13,620,104	12,516,283	9,927,574	12,911,895	9,770,410
Total investment return	3.23%	14.81%	(3.30)%	4.90%	5.75%
Portfolio turnover rate (3)	8.46%	40.24%	0.75%	0.93%	0.80%
Ratio of operating expenses to average net assets (3)	(15.28)%	(16.20)%	(7.82)%	(6.06)%	(7.52)%
Ratio of net investment income (loss) to average net assets (3)	14.24%	0.42%	0.87%	(4.87)%	(6.16)%
Ratio of realized gains (losses) to average net assets (3)	4.20%	133.32%	1.00%	137.57%	2.17%
(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – Subsequent Events

On April 11, 2022, we issued 15,000 shares of restricted common stock to each of our three independent directors, and 10,000 shares of restricted common stock to our two non-independent directors. The shares are subject to forfeiture in the event the recipients are terminated from their board positions or employment, if applicable, on or prior to January 23, 2023.

On April 12, 2022 we received $3,900,000 in advanced principal repayment of a short-term loan that had a maturity date of September 27, 2022. The note bore interest at a rate of 12%.

On April 18, 2022 we received $1,800,000 in advanced principal repayment of a short-term loan that had a maturity date of September 30, 2022. The note bore interest at a rate of 23%.

On April 26, 2022, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission seeking to register an offer and sale of shares of our common stock in a firm-commitment underwritten offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

●	Overview
●	Portfolio and Investment Activity
●	Results of Operations
●	Financial Condition
●	Critical Accounting Estimates
●	Off-Balance Sheet Arrangements
●	Forward Looking Statements

OVERVIEW

Mill City Ventures III, Ltd. was incorporated in the State of Minnesota on January 10, 2006. In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “company.”

We provide non-bank lending and specialty finance to companies and individuals on both a secured and unsecured basis. The loans we provide typically have maturities that range from 9 to 12 months and may involve a pledge of collateral or, in the case of loans made to companies, personal guarantees by the principals of the borrower. Our loans may be made for real estate acquisitions, renovation and sale, other real estate projects, title loans, cash inventory needs, inventory financing, or for other purposes. We intend to remain opportunistic, however, and may engage in transactions that involve other rights (such as stock, warrants or other equity-linked investments) or that are structured differently or uniquely. Our business objective is to generate revenues from the interest and fees we charge, and capital appreciation from any related investments we make.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2022, we made $7,025,000 of investments in portfolio companies and had $1,152,898 of redemptions and repayments, resulting in net investments at amortized cost of $19,943,929 as of March 31, 2022.

During the three months ended March 31, 2021, we made $9,430,664 of investments in portfolio companies and had $5,036,657 of redemptions and repayments, resulting in net investments at amortized cost of $12,276,332 as of March 31, 2021.

Our portfolio composition by major class, based on fair value at March 31, 2022, was as follows:

	Investments at	Percentage of
	Fair Value	Fair Value
Short-term Non-banking Loans	$18,075,000	90.0%
Equity/Other	2,012,500	10.0
Total	$20,087,500	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Investment Income:	$1,000,206	$546,842
Operating Expenses:	(545,818)	(533,858)
Net Investment Gain	$454,388	$12,984

Investment Income

We generate revenue primarily in the form of interest income and capital gains, if any, on the debt securities we own. We may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. Finally, we may also generate revenue in the form of commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned.

For the three months ended March 31, 2022 and 2021, our total investment income was $1,000,206 and $546,842, respectively. The increase is due to the increase in our short-term non-bank lending activity. Our loan portfolio generates interest income, with an average rate on the loans of 22.4%.

Professional Fees

For the three months ended March 31, 2022 and 2021, we had $198,518 and $142,808 of professional fees expense, respectively. The increase in 2022 is due to an increase in our short-term non-bank lending activity and the legal costs incurred to close those deals.

Net Realized Gain from Investments

For the three months ended March 31, 2022, we had $1,152,898 of proceeds from sale of investments, resulting in $138,770 of realized gains. For the three months ended March 31, 2021, we had $5,036,657 of proceeds from sale of investments, resulting in $2,907,999 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2022, our investments included $22,047 of unrealized depreciation. For the three months ended March 31, 2021, our investments included $513,250 of unrealized depreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2022, we recorded a net increase in net assets from operations of $412,111. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2022, our per-share net increase in net assets from operations was $0.04. For the three months ended March 31, 2021, we recorded a net increase in net assets from operations of $1,745,042. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2021, our per-share net increase in net assets from operations was $0.16.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2022, net cash used in operating activities was $7,190,128. Cash flows used in operating activities for the three months ended March 31, 2022 were primarily related to purchases of investments totaling $7,025,000. For the three months ended March 31, 2021, net cash used in operating activities was $4,402,126. Cash flows provided in operating activities for the three months ended March 31, 2021 were primarily related to purchases of investments totaling $9,430,664, offset by repayments of investments totaling $5,036,657.

FINANCIAL CONDITION

As of March 31, 2022, we had cash of $71,020, a decrease of $1,865,128 from December 31, 2021. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2022.

On April 26, 2022, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission seeking to register an offer and sale of shares of our common stock in a firm-commitment underwritten offering. To the extent our Board of Directors determines in the future, based on our financial condition and capital market conditions, that additional capital would allow us to take advantage of additional investment opportunities, we may seek to raise additional equity capital or engage in borrowing.

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2022, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on March 10, 2021 (related to our year ended December 31, 2021) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2022.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2		Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: May 13, 2022	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Date: May 13, 2022	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer