Form 10-Q
period 2022-06-30
Mill City Ventures III, Ltd
filed 2022-08-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41472

MILL CITY VENTURES III, LTD.

(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2022, Mill City Ventures III, Ltd. had 6,074,725 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Investments, at fair value:	$15,341,080	$14,098,675
Non-control/non-affiliate investments (cost: $15,191,759 and $13,933,057 respectively)
Cash	629,572	1,936,148
Note receivable	250,000	250,000
Prepaid expenses	133,613	83,674
Interest and dividend receivables	439,422	324,350
Right-of-use lease asset	26,804	4,984
Total Assets	$16,820,491	$16,697,831

LIABILITIES
Line of credit	$2,075,000	$—
Accounts payable	51,783	64,028
Dividend payable	—	100
Payable for purchase of investments	—	1,900,000
Lease liability	26,859	5,654
Accrued income tax	201,242	1,269,000
Deferred taxes	39,000	45,000
Total Liabilities	2,393,884	3,283,782
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (250,000,000 authorized; 10,855,413 and 10,790,413 outstanding)	10,855	10,790
Additional paid-in capital	10,776,537	10,694,163
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,064,271)	(1,877,667)
Accumulated undistributed net realized gains on investment transactions	5,713,830	5,580,810
Net unrealized appreciation in value of investments	149,321	165,618
Total Shareholders’ Equity (Net Assets)	14,426,607	13,414,049
Total Liabilities and Shareholders’ Equity	$16,820,491	$16,697,831
Net Asset Value Per Common Share	$1.33	$1.24

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Investment Income
Interest income	$1,236,505	$675,549	$2,236,711	$1,222,391
Total Investment Income	1,236,505	675,549	2,236,711	1,222,391

Operating Expenses
Professional fees	197,591	77,539	392,989	220,347
Payroll	114,542	85,346	310,984	387,426
Insurance	26,979	27,854	57,076	52,133
Occupancy	19,141	16,337	35,953	33,026
Director’s fees	87,073	30,000	117,073	60,000
Interest expense	47,794	—	117,853	—
Other general and administrative	9,135	13,080	16,145	31,082
Total Operating Expenses	502,255	250,156	1,048,073	784,014
Net Investment Gain	734,250	425,393	1,188,638	$438,377

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	(5,750)	621,600	133,020	3,529,599
Net change in unrealized appreciation (depreciation) on investments	5,750	83,100	(16,297)	(430,150)
Net Realized and Unrealized Gain on Investments	—	704,700	116,723	3,099,449
Net Increase in Net Assets Resulting from Operations Before Taxes	$734,250	$1,130,093	$1,305,361	$3,537,826
Provision for Income Taxes	216,242	348,587	375,242	1,011,278
Net Increase in Net Assets Resulting from Operations	$518,008	$781,506	$930,119	2,526,548

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.05	$0.07	$0.09	$0.23
Weighted-average number of common shares outstanding - basic and diluted	10,847,556	10,790,413	10,819,142	10,788,175

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
					Accumulated	Undistributed	Net Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common	Par	Paid In	Accumulated	Net Investment	(Loss) on Investments	in value of	Shareholders'
Three Months Ended June 30, 2022	Shares	Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of March 31, 2022	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,582,279)	$5,719,580	$143,571	$13,826,160
Common shares issued in stock based compensation	65,000	65	82,374	—	—	—	—	82,439
Undistributed net investment gain	—	—	—	—	518,008	—	—	518,008
Undistributed net realized loss on investment transactions	—	—	—	—	—	(5,750)	—	(5,750)
Appreciation in value of investments	—	—	—	—	—	—	5,750	5,750
Balance as of June 30, 2022	10,855,413	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607

						Accumulated
					Accumulated	Undistributed	Net Unrealized
			Additional		Undistributed	Net Realized Gain	Appreciation	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in value	Shareholders'
Three Months Ended June 30, 2021	Shares	Par Value	Capital	Deficit	Loss	Transactions	of Investments	Equity
Balance as of March 31, 2021	10,786,913	$10,787	$10,678,763	$(1,159,665)	$(2,774,126)	$5,449,849	$1,186,071	$13,391,679
Common shares issued in consideration for expense payment	3,500	3	15,400	—	—	—	—	15,403
Undistributed net investment gain	—	—	—	—	76,806	—	—	76,806
Undistributed net realized gain on investment transactions	—	—	—	—	—	621,600	—	621,600
Appreciation in value of investments	—	—	—	—	—	—	83,100	83,100
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in Value of	Shareholders’
Six Months Ended June 30, 2022	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in stock based compensation	65,000	65	82,374	—	—	—	—	82,439
Undistributed net investment gain	—	—	—	—	813,396	—	—	813,396
Undistributed net realized gain on investment transactions	—	—	—	—	—	133,020	—	133,020
Depreciation in value of investments	—	—	—	—	—	—	(16,297)	(16,297)
Balance as of June 30, 2022	10,855,413	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607

						Accumulated	Net Unrealized
					Accumulated	Undistributed	Appreciation
			Additional		Undistributed	Net Realized Gain	(Depreciation)	Total
	Common		Paid In	Accumulated	Net Investment	on Investments	in Value of	Shareholders’
Six Months Ended June 30, 2021	Shares	Par Value	Capital	Deficit	Loss	Transactions	Investments	Equity
Balance as of December 31, 2020	10,785,913	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	1,699,321	$11,640,887
Issuance of shares	4,500	4	21,149	—	—	—	—	21,153
Undistributed net investment loss		—	—	—	(572,901)	—	—	(572,901)
Undistributed net realized gain on investment transactions		—	—	—	—	3,529,599	—	3,529,599
Depreciation in value of investments	—	—	—	—	—	—	(430,150)	(430,150)
Balance as of June 30, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$930,119	$2,526,548

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	16,297	430,150
Net realized gain on investments	(133,020)	(3,529,599)
Purchases of investments	(9,103,580)	(13,250,664)
Proceeds from sales of investments	7,977,898	9,889,827
Deferred income taxes	(1,073,758)	1,011,278
Common shares issued as consideration for expense payment	82,439	15,403

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(39,772)	(135,934)
Interest and dividends receivable	(115,072)	(265,504)
Receivable for investment sales	—	(75,465)
Payable for investment purchase	(1,900,000)	—
Accounts payable and other liabilities	(23,127)	(2,318)
Deferred interest income	—	—
Net cash used in operating activities	(3,381,576)	(3,386,278)

Cash flows from financing activities:
Proceeds from line of credit	6,075,000	—
Repayments on line of credit	(4,000,000)	—
Payments for common stock dividend	—	(539,296)
Net cash provided (used) by financing activities	2,075,000	(539,296)
Net decrease in cash	(1,306,576)	(3,925,574)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$629,572	$1,515,005

Non-cash financing activities:
Common shares issued as consideration for investment	$—	$5,750

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2022

			Percentage
			of Net
Investment / Industry	Cost	Fair Value	Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans	$400,000	$400,000	2.77%
AirDog Supplies, Inc.	1,250,000	1,250,000	8.66%
Intelligent Mapping, LLC	2,900,000	2,900,000	20.10%
Financial - 53.02% secured loans
Benton Financial, LLC	598,580	598,580	4.15%
Financial - 12% secured loans	500,000	500,000	3.46%
Real Estate - 15% secured loans	1,280,000	1,280,000	8.87%
Tailwinds, LLC	3,000,000	3,000,000	20.79%
Real Estate - 48% secured loans
Villas at 79th, LLC	3,400,000	3,400,000	23.57%
Total Short-Term Non-Banking Loans	13,328,580	13,328,580	92.37%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	6.24%
Information Technology	150,000	300,000	2.08%
Total Other Equity	1,050,000	1,200,000	8.32%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.47%
Financial	600,000	600,000	4.16%
Total Other Equity	812,500	812,500	5.63%

Total Investments	$15,191,759	$15,341,080	106.32%

Total Cash	629,572	629,572	4.36%

Total Investments and Cash	$15,821,331	$15,970,652	110.68%

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

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election at the end of December 2019. Since that time, we have remained a public reporting company that files periodic reports with the SEC. We engaged in the business of providing short-term specialty finance solutions primarily to small businesses, both private and public, and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “securities” for purposes of federal securities laws, and we monitor our investments as a whole to ensure that no more than 40% of our total assets consist of “investment securities” as defined under the 1940 Act.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our Board of Directors to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material. For more information, see the “Valuation of portfolio investments” caption below, and “Note 4 – Fair Value of Financial Instruments” below. For purposes of its financial statement presentation, the Company is an investment company following accounting and reporting guidance in ASC 946.

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by our Board of Directors, pursuant to our written valuation policy and procedures. These policies and procedures generally require that we value our Level 3 equity investments at cost plus any accrued interest, unless circumstances warrant a different approach. An example of such circumstances may include a situation in which a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other situations identified in our valuation policy and procedures that may serve as input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

For non-traded (Level 3) debt securities with a residual maturity less than or equal to 60 days, the value will generally be based on a present value approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. The fair value for short-term non-banking loans is determined as the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent to those cash flows. The applied discount ranges from 12% to 53% and approximate rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.

On a quarterly basis, our management provides members of our Board of Directors with (i) valuation updates for each investment and loan we hold; (ii) Mill City Ventures’ bank and other statements pertaining to our cash and cash equivalents; (iii) quarter- or period-end statements from custodial firms holding any of our investments; and (iv) recommendations to change any existing valuations of our investments or loans, or hierarchy levels, for purposes of determining the fair value of such investments or loans based upon the foregoing. The board then discusses these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2019 through 2021, which were the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2022.

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

Management and service fees:We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

NOTE 3 – INVESTMENTS AND LOANS

The following table shows the composition of our investments and loans by major class, at amortized cost and fair value, as of June 30, 2022 (together with the corresponding percentage of the fair value of our total investments):

	As of June 30, 2022
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$13,328,580	87.7%	$13,328,580	86.9%
Preferred Stock	1,050,000	6.9	1,200,000	7.8
Warrants	679	—	—	—
Other Equity	812,500	5.4	812,500	5.3
Total	$15,191,759	100.0%	$15,341,080	100.0%

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of December 31, 2021 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
	Amortized Cost	Amortized Cost	Fair Value	Fair Value
Short-term Non-banking Loans	$11,655,750	83.7%	$11,650,000	82.6%
Preferred Stock	1,050,000	7.5	1,200,000	8.5
Common Stock	414,128	3.0	436,175	3.1
Warrants	679	—	—	—
Other Equity	812,500	5.8	812,500	5.8
Total	$13,933,057	100.0%	$14,098,675	100.0%

The following table shows the composition of our investments and loans by industry grouping, based on fair value as of June 30, 2022:

	As of June 30, 2022
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$5,662,500	36.9%
Financial	1,698,580	11.0
Information Technology	300,000	2.0
Real Estate	7,680,000	50.1
Total	$15,341,080	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of December 31, 2021:

	As of December 31, 2021
	Investments at	Percentage of
	Fair Value	Fair Value
Consumer	$2,362,500	16.8%
Financial	3,836,175	27.2
Information Technology	300,000	2.1
Real Estate	7,600,000	53.9
Total	$14,098,675	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments and loans as of June 30, 2022 may differ materially from values that would have been used had a readily available market for the investments and loans existed.

The following table presents the fair value measurements of our investments and loans by major class, as of June 30, 2022, according to the fair value hierarchy:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$13,328,580	$13,328,580
Preferred Stock	—	—	1,200,000	1,200,000
Other Equity	—	—	812,500	812,500
Total	$—	$—	$15,341,080	$15,341,080

The following table presents the fair value measurements of our investments and loans by major class, as of December 31, 2021, according to the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$11,650,000	$11,650,000
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	436,175	—	—	436,175
Other Equity	—	—	812,500	812,500
Total	$436,175	$—	$13,662,500	$14,098,675

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment and loan assets for the six months ended June 30, 2022:

	For the six months ended June 30, 2022
	ST Non-banking		Common
	Loans	Preferred Stock	Stock	Warrants	Other Equity
Balance as of January 1, 2022	$11,650,000	$1,200,000	$—	$—	$812,500
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	9,103,580	—	—	—	—
Sales and redemptions	(7,425,000)	—	—	—	—
Net realized loss	—	—	—	—	—
Balance as of June 30, 2021	$13,328,580	$1,200,000	$—	$—	$812,500

The net change in unrealized appreciation for the six months ended June 30, 2022 attributable to Level 3 investments and loans still held as of June 30, 2022 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of June 30, 2022 and the unobservable inputs used to determine their valuation:

Security Type	6/30/22 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$13,328,580	discounted cash flow	determining private company interest rate based on credit	12-53%
Other Equity	812,500	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$15,341,080

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment and loan assets for the year ended December 31, 2021:

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

The net change in unrealized depreciation for the year ended December 31, 2021 attributable to Level 3 investments and loans still held as of December 31, 2021 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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
	$13,662,500

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy. Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested. In this regard, we entered into the following related-party transactions:

●	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 1,765,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in December 2022. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 625,000 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.
●	On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 7 for further details.

NOTE 6 – INCOME TAXES

Presently, we are a C-corporation for tax purposes and have booked an income tax provision for the periods described below.

As of June 30, 2022 and December 31, 2021, we had a net deferred tax liability of $39,000 and $45,000, respectively. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, we may need to record a valuation allowance, which could materially impact our financial position and results of operations. We will continue to assess the need for a valuation allowance in future periods.

As of June 30, 2022 and December 31, 2021 we had accrued income taxes of $201,242 and $1,269,000, respectively. The change in accrued income taxes was driven by $1,449,000 of federal and state tax payments made shortly after quarter one of 2022 ended. We recorded income taxes of $216,242 (29 percent effective tax rate) and $348,587 (29 percent effective tax rate) during the three months ended June 30, 2022 and June 30, 2021, respectively.

As of December 31, 2020, we had a federal NOL of approximately $350,000. The remaining federal NOL was used in its entirety to offset taxable income during the 2021 tax year. At June 30, 2022, we have no federal or state NOLs available to offset taxable income, as all NOLs have been exhausted. Due to tax reform enacted in 2017, any newly created NOLs will carry forward indefinitely.

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

At June 30, 2022, the balance outstanding on the line was $2,075,000 with a maturity date of January 3, 2027.

NOTE 8 – SHAREHOLDERS’ EQUITY

At June 30, 2022, we had 10,855,413 shares of common stock issued and outstanding.

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

NOTE 9 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended
	June 30,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$518,008	$781,506
Denominator: Weighted-average number of common shares outstanding	10,847,556	10,790,413
Basic and diluted net gain per common share	$0.05	$0.07

	For the Six Months Ended
	June 30,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$930,119	$2,526,548
Denominator: Weighted-average number of common shares outstanding	10,819,142	10,788,175
Basic and diluted net gain per common share	$0.09	$0.23

NOTE 10 – OPERATING LEASES

We are subject to two non-cancelable operating leases for office space expiring April 2, 2023. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of December 31, 2021 was 4.5% and the weighted-average remaining lease term is one year.

Under ASC 840, rent expense for office facilities for the three months ended June 30, 2022 and June 30, 2021 was $19,141 and $16,337, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease costs	$5,504	$10,283
Variable lease cost	4,522	9,123
Short-term lease cost	9,115	16,547
Total	$19,141	$35,953

Supplemental balance sheet information consisted of the following at June 30, 2022:

Operating Lease
Right-of-use assets	$26,804

Operating Lease Liability	$26,859
Less: short term portion	(23,832)
Long term portion	$3,027

Maturity analysis under lease agreements consisted of the following as of June 30, 2022:

Operating
Leases
2022	$12,715
2023	14,859
Total lease payments	27,574
Less: interest	(715)
Present value of lease liabilities	$26,859

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2022 through 2018:

	Six Months Ended June 30,
	2022	2021	2020	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$1.24	1.08	0.91	1.02	0.87
Net investment income (loss)	0.11	0.04	0.01	(0.03)	(0.02)
Net realized and unrealized gains (losses)	0.01	0.28	0.02	0.02	0.09
Provision for income taxes	(0.04)	(0.09)	0.00	0.00	0.00
Stock based compensation	0.01	0.00	0.00	0.00	0.00
Repurchase of common stock	0.00	0.00	0.02	0.00	0.00
Payment of common stock dividend	0.00	0.00	0.00	(0.05)	0.00
Net asset value at end of period	$1.33	1.31	0.96	0.96	0.94

Ratio / Supplemental Data
Per share market value of investments at end of period	$1.41	1.22	0.65	0.70	0.82
Shares outstanding at end of period	10,855,413	10,790,413	10,696,735	11,067,402	11,067,402
Average weighted shares outstanding for the period	10,819,142	10,788,175	10,974,721	11,067,402	11,067,402
Net assets at end of period	$14,426,607	14,188,588	10,221,718	10,588,689	11,278,889
Average net assets (2)	$13,888,938	13,073,718	10,025,622	12,304,975	9,955,674
Total investment return	6.45%	21.30%	3.30%	(5.88)%	8.05%
Portfolio turnover rate (3)	65.55%	75.65%	11.90%	7.11%	11.55%
Ratio of operating expenses to average net assets (3)	(14.63)%	(11.72)%	(9.41)%	(7.70)%	(6.98)%
Ratio of net investment income (loss) to average net assets (3)	18.01%	6.88%	3.02%	(6.40)%	(5.53)%
Ratio of realized gains (losses) to average net assets (3)	1.94%	61.92%	4.06%	57.36%	(12.79)%
(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – Subsequent Events

On August 9, 2022, the Company effected a stock combination (reverse stock split) of its common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock. Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share. The reverse stock split was approved by the Company’s board of directors in accordance with Minnesota law, and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under the Company's articles of incorporation. This reduction was effected pursuant to the filing of articles of amendment with the Minnesota Secretary of State indicating that the Company, on a post-reverse-split basis, is authorized to issue up to 111,111,111 shares of capital stock. The condensed financial statements included herein have not been adjust for the August 9, 2022 reverse stock split.

Also on August 9, 2022, the Company’s common stock was listed and began trading on the Nasdaq Capital Market under the same ticker symbol MCVT.

On August 11, 2022, the Company completed its public offer and sale of 1,250,000 common shares pursuant to a registration statement filed with the SEC and declared effective on August 9, 2022.  Shares were sold by the Company at $4.00 per share, resulting in gross proceeds of $5,000,000. As part of the registered public offering, the Company granted the underwriters a 45-day option to purchase up to 187,500 additional common shares at the offering price, less underwriting discounts. In connection with the offering, the Company issued the underwriter a five-year warrant to purchase up to 75,000 common shares at the per-share price of $5.00. Net proceeds to the Company after the payment of underwriting discounts, underwriting expenses, and the Company’s own offering-related expenses were approximately $4,041,000.

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

We are engaged in the business of providing short-term non-bank lending and specialty finance solutions to companies and individuals, generally on a secured basis. The loans we provide typically have maturities that are nine months or shorter, highly illiquid, and ordinarily involve a pledge of collateral or, in the case of loans made to companies, personal guarantees by the principals of the borrower. Our loans may be made for real estate acquisitions, renovation and sale, or other projects relating to real estate, title loans, inventory needs, inventory financing, solve for short-term liquidity needs, or for other similar purposes. We intend to remain opportunistic, however, and may occasionally engage in transactions that involve our acquisition of other rights (such as stock, warrants or other equity-linked investments) or that are structured differently or uniquely. Our business objective is to generate revenues from the interest and fees we charge, and capital appreciation from any related investments we make.

Our principal sources of income are interest and fees associated with our loans such as origination fees, closing fees or exit fees. In connection with the short-term non-bank specialty finance loans we provide, we may receive reimbursement of legal costs associated with loan documentation. We occasionally derive income from dividends paid on equity securities we hold from time to time, or from the sale of our equity securities. Our statement of operations also reflect increases and decreases in the carrying value of our assets and investments (i.e., unrealized appreciation and depreciation). Our principal expenses relate to operating expenses, the largest components of which are generally professional fees, payroll, occupancy, and insurance expenses.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2022, we made $9,103,580 of investments and loans and had $7,977,898 of redemptions and repayments, resulting in net investments at amortized cost of $15,191,759 at the end of the period.

During the six months ended June 30, 2021, we made $13,250,664 of investments and loans and had $9,889,827 of redemptions and repayments, resulting in net investments at amortized cost of $11,864,762 at the end of that period.

Our investment composition by major class, based on fair value at June 30, 2022, was as follows:

	Investments at	Percentage of
	Fair Value	Fair Value
Short-term Non-banking Loans	$13,328,580	86.9%
Equity/Other	2,012,500	13.1
Total	$15,341,080	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment Income:	$1,236,505	$675,549	$2,236,711	$1,222,391
Operating Expenses:	(502,255)	(250,156)	(1,048,073)	(784,014)
Net Investment Gain	$734,250	$425,393	$1,188,638	$438,377

Investment Income

We generate revenue primarily in the form of interest income derived from the short-term non-banking loans we provide, together with fees we charge in connection with those loans, such as commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned. In some cases, the interest payable to us on the short-erm loans we provide may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. On occasion, we may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire.

For the three and six months ended June 30, 2022, interest earned on our loan portfolio was $1,081,505 and $1,776,711, respectively, and our fees charged in connection with the loans was $155,000 and $450,000, respectively. For the three and six months ended June 30, 2021, interest earned on our loan portfolio was $675,549 and $1,093,391, respectively, and our fees charged in connection with the loans was $0 and $129,000, respectively. The increase in the most recent period is primarily due to a combination of strong demand for our short-term loans and our enhanced ability to satisfy that demand with the additional cash resources we have derived from prior loans that have been repaid to us. Our loan portfolio generates interest income, with a weighted average rate on the loans of 25%.

Professional Fees

For the three and six months ended June 30, 2022, we had $197,591 and $392,989 professional fees expense, respectively. For the three and six months ended June 30, 2021, we had $77,539 and $220,347 professional fees expense, respectively. The increase for the six months in 2022 is due to legal costs incurred to close on several new short-term banking loans and our efforts to seek additional financing to grow our business.

Net Realized Gain from Investments

For the three and six months ended June 30, 2022, we had $6,825,000 and $7,977,898, respectively, of sales of investments, resulting in $5,750 of realized losses and $133,020 of realized gains, respectively. For the three and six months ended June 30, 2021, we had $4,853,170 and $9,889,827, respectively, of sales of investments, resulting in $621,600 and $3,529,599, respectively, of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2022, our investments had $5,750 of unrealized appreciation and $16,297 of unrealized depreciation, respectively. For the three and six months ended June 30, 2021, our investments had $83,100 of unrealized appreciation and $430,150 of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2022, we recorded a net increase in net assets from operations of $518,008 and $930,119, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2022, our per-share net increase in net assets from operations was $0.05 and $0.09, respectively. For the three and six months ended June 30, 2021, we recorded a net increase in net assets from operations of $781,506 and $2,526,548, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2021, our per-share net increase in net assets from operations was $0.07 and $0.23, respectively.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the six months ended June 30, 2022, net cash used in operating activities was $3,381,576. Cash flows used in operating activities for the six months ended June 30, 2022 were primarily related to the funding of our short-term loans and purchases of investments aggregating $9,103,580, offset mostly by redemptions and repayments of short-term loans and investments totaling $7,977,898. For the six months ended June 30, 2021, net cash used in operating activities was $3,386,278. Cash flows used in operating activities for the six months ended June 30, 2021 were primarily related to the funding of our short-term loans and purchases of investments aggregating $13,250,664, offset mostly by redemptions and repayments of short-term loans and investments totaling $9,889,827.

FINANCIAL CONDITION

As of June 30, 2022, we had cash of $629,572, a decrease of $1,306,576 from December 31, 2021. We expect that our existing funds, together with any funds raised in the future, will be used primarily to fund our provision of short-term non-bank loans and specialty finance solutions or for other general corporate purposes, including paying our operating expenses and servicing our existing debt. Pending use of our cash as described, we may invest some portion of our cash in U.S. government securities or other high quality debt securities maturing in one year or less from the time of investment.

On April 26, 2022, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission seeking to register an offer and sale of shares of our common stock in a firm-commitment underwritten offering. To the extent our Board of Directors determines in the future, based on our financial condition and capital market conditions, that additional capital would allow us to grow our business or otherwise take advantage of additional opportunities, we may seek to raise additional equity capital or engage in borrowing.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2022, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2022.

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

MILL CITY VENTURES III, LTD.

Date: August 15, 2022	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer