Form 10-Q
period 2022-09-30
Mill City Ventures III, Ltd
filed 2022-11-18
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-41472

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

As of November 18, 2022, Mill City Ventures III, Ltd. had 6,185,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investments, at fair value:	$18,063,248	$14,098,675
Non-control/non-affiliate investments (cost: $17,913,927 and $13,933,057 respectively)
Cash	1,861,650	1,936,148
Note receivable, related party	250,000	250,000
Prepaid expenses	116,307	83,674
Receivable for sale of investments	—	—
Interest and dividend receivables	939,299	324,350
Right-of-use lease asset	21,563	4,984
Deferred taxes	4,000	—
Total Assets	$21,256,067	$16,697,831

LIABILITIES
Line of credit	$2,313,000	$—
Accounts payable	134,000	64,028
Dividend payable	—	100
Payable for purchase of investments	—	1,900,000
Lease liability	21,672	5,654
Accrued income tax	128,800	1,269,000
Deferred taxes	—	45,000
Total Liabilities	2,597,472	3,283,782
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,185,255 and 4,795,739 outstanding)	12,215	10,790
Additional paid-in capital	15,043,291	10,694,163
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,100,397)	(1,877,667)
Accumulated undistributed net realized gains on investment transactions	5,713,830	5,580,810
Net unrealized appreciation in value of investments	149,321	165,618
Total Shareholders’ Equity (Net Assets)	18,658,595	13,414,049
Total Liabilities and Shareholders’ Equity	$21,256,067	$16,697,831
Net Asset Value Per Common Share	$3.02	$2.80

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income
Interest income	$1,115,224	$755,601	$3,351,935	$1,977,992
Dividend income	—	—	—	—
Total Investment Income	1,115,224	755,601	3,351,935	1,977,992
Operating Expenses
Professional fees	916,359	79,950	1,309,348	300,297
Payroll	122,477	80,840	433,461	468,266
Insurance	27,016	27,890	84,092	80,023
Occupancy	18,589	16,689	54,542	49,716
Director’s fees	30,000	30,000	147,073	90,000
Interest expense	46,779	—	164,632	—
Other general and administrative	18,572	4,213	34,717	35,294
Total Operating Expenses	1,179,792	239,582	2,227,865	1,023,596
Net Investment Gain (Loss)	(64,568)	516,019	1,124,070	954,396
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	289,138	133,020	3,818,737
Net change in unrealized appreciation (depreciation) on investments	—	(774,169)	(16,297)	(1,204,319)
Net Realized and Unrealized Gain (Loss) on Investments	—	(485,031)	116,723	2,614,418
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	(64,568)	30,988	1,240,793	3,568,814

Provision For (Benefit From) Income Taxes	(28,442)	(300)	346,800	1,010,978
Net Increase (Decrease) in Net Assets Resulting from Operations	$(36,126)	$31,288	$893,993	2,557,836

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.01)	$0.01	$0.18	$0.53

Weighted-average number of common shares outstanding - basic and diluted	5,512,737	4,795,739	5,045,830	4,795,075

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders’ Equity
Balance as of June 30, 2022	4,824,628	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607
Common shares issued in public offering	1,250,000	1,250	4,040,545	—	—			4,041,795
Common shares issued in reverse stock split rounding	735	—	—					—
Common shares issued in stock-based compensation	32,115	32	66,844	—	—			66,876
Common shares issued in consideration for expense payment	77,777	78	159,365	—	—			159,443
Undistributed net investment loss		—	—	—	(36,126)	—	—	(36,126)
Balance as of September 30, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,100,397)	$5,713,830	$149,321	$18,658,595

Three Months Ended September 30, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders’ Equity
Balance as of June 30, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(2,697,320)	$6,071,449	$1,269,171	$14,188,588
Dividend Declared		—	—	—	—	(1,079,041)	—	(1,079,041)
Common shares issued in consideration for expense payment		—	—	—	—			—
Undistributed net investment gain		—	—	—	516,319	—	—	516,319
Undistributed net realized gain on investment transactions		—	—	—	—	289,138	—	289,138
Depreciation in value of investments		—	—	—	—	—	(774,169)	(774,169)
Balance as of September 30, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(2,181,001)	$5,281,546	$495,002	$13,140,835

Nine Months Ended September 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders’ Equity
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in public offering	1,250,000	1,250	4,040,545	—	—			4,041,795
Common shares issued in reverse stock split rounding	735	—	—					—
Common shares issued in stock-based compensation	31,248	97	149,218	—	—			149,315
Common shares issued in consideration for expense payment	107,533	78	159,365	—	—	—	—	159,443
Undistributed net investment gain		—	—	—	777,270	—	—	777,270
Undistributed net realized gain on investment transactions		—	—	—	—	133,020	—	133,020
Depreciation in value of investments		—	—	—	—	—	(16,297)	(16,297)
Balance as of September 30, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,100,397)	$5,713,830	$149,321	$18,658,595

Nine Months Ended September 30, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders’ Equity
Balance as of December 31, 2020	4,793,739	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Common shares issued in consideration for expense payment	2,000	4	21,149	—	—			21,153
Dividend declared		—	—	—	—	(1,079,041)	—	(1,079,041)
Undistributed net investment loss		—	—	—	(56,582)	—	—	(56,582)
Undistributed net realized gain on investment transactions						3,818,737		3,818,737
Depreciation in value of investments		—	—	—	—	—	(1,204,319)	(1,204,319)
Balance as of September 30, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(2,181,001)	$5,281,546	$495,002	$13,140,835

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$893,993	$2,557,836
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	16,297	1,204,319
Net realized gain on investments	(133,020)	(3,818,737)
Purchases of investments	(13,924,333)	(18,133,352)
Proceeds from sales of investments	10,076,483	16,363,964
Stock-based compensation	308,758	15,403
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21,225)	(71,160)
Interest and dividends receivable	(614,949)	(405,429)
Receivable for investment sales	—	(40,767)
Payable for investment purchase	(1,900,000)	30,689
Accounts payable and other liabilities	53,903	(20,519)
Income taxes payable	(1,185,200)	1,010,978
Net cash used in operating activities	(6,429,293)	(1,306,775)
Cash flows from financing activities:
Proceeds from public offering	4,041,795	—
Proceeds from line of credit	8,414,000	—
Repayments on line of credit	(6,101,000)	—
Payments for common stock dividend	—	(539,296)
Net cash provided (used) by financing activities	6,354,795	(539,296)
Net decrease in cash	(74,498)	(1,846,071)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$1,861,650	$3,594,508

Non-cash financing activities:
Common shares issued as consideration	$308,758	$5,750
Dividend declared to common stock shareholders	—	1,079,041

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2022

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Consumer - 15% secured loans	$$400,000	$$400,000	2.14%
AirDog Supplies, Inc.	1,250,000	1,250,000	6.70%
Intelligent Mapping, LLC	2,900,000	2,900,000	15.54%
Financial - 53% secured loans	635,086	635,086	3.40%
Financial - 33% secured loans
Benton Financial, LLC	1,976,667	1,976,667	10.59%
Financial - 36% secured loans	550,000	550,000	2.95%
Financial - 12% secured loans	500,000	500,000	2.68%
Information Technology - 15% convertible note	212,500	212,500	1.14%
Real Estate - 15% secured loans	216,495	216,495	1.16%
Tailwinds, LLC	3,000,000	3,000,000	16.08%
Real Estate - 12% secured loans
Alatus Development Corp	1,000,000	1,000,000	5.36%
Real Estate - subordinated debt
Villas at 79th, LLC	3,400,000	3,400,000	18.22%
Total Short-Term Non-Banking Loans	16,040,748	16,040,748	85.96%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	4.82%
Information Technology	150,000	300,000	1.61%
Total Preferred Stock	1,050,000	1,200,000	6.43%

Warrants
Healthcare	679	-	0.00%

Other Equity
Consumer	212,500	212,500	1.14%
Financial	600,000	600,000	3.22%
Financial	10,000	10,000	0.05%
Total Other Equity	822,500	822,500	4.41%

Total Investments	$17,913,927	$18,063,248	96.80%

Total Cash	1,861,650	1,861,650	9.98%

Total Investments and Cash	$19,775,577	$19,924,898	106.78%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

Investment / Industry	Cost	Fair Value	Percentage of Net Assets
Short-Term Non-banking Loans
Consumer - 15% secured loans
AirDog Supplies, Inc.	$1,250,000	$1,250,000	9.32%
Financial - 52% secured loans	500,000	500,000	3.73%
Financial - 12% secured loans	500,000	500,000	3.73%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.42%
Real Estate - 15% secured loans	700,000	700,000	5.22%
Tailwinds, LLC	3,000,000	3,000,000	22.36%
Real Estate - 12% secured loans
Alatus Development, LLC	3,900,000	3,900,000	29.07%
Total Short-Term Non-Banking Loans	11,655,750	11,650,000	86.85%

Common Stock
Financial Services	414,128	436,175	3.25%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	6.71%
Information Technology	150,000	300,000	2.24%
Total Other Equity	1,050,000	1,200,000	8.95%

Warrants
Healthcare	679	-	0.00%

Other Equity
Consumer	212,500	212,500	1.58%
Financial	600,000	600,000	4.47%
Total Other Equity	812,500	812,500	6.05%

Total Investments	$13,933,057	$14,098,675	105.10%

Total Cash	1,936,148	1,936,148	14.43%

Total Investments and Cash	$15,869,205	$16,034,823	119.53%

NOTE 1 – ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election at the end of December 2019. Since that time, we have remained a public reporting company filing periodic reports with the SEC. We engage in the business of providing short-term specialty finance solutions, typically in the form of loans, primarily to small businesses, both private and public, and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “securities” for purposes of federal securities laws, and we monitor our investments as a whole to ensure that no more than 40% of our total assets consist of “investment securities” as defined under the 1940 Act.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2019 through 2021, which were the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2022.

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

NOTE 3 – INVESTMENTS AND LOANS

The following table shows the composition of our investments and loans by major class, at amortized cost and fair value, as of September 30, 2022 (together with the corresponding percentage of the fair value of our total investments):

	As of September 30, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$16,040,748	89.5%	$16,040,748	88.8%
Preferred Stock	1,050,000	5.9	1,200,000	6.6
Warrants	679	—	—	—
Other Equity	822,500	4.6	822,500	4.6
Total	$17,913,927	100.0%	$18,063,248	100.0%

The following table shows the composition of our investments by major class, at amortized cost and fair value, as of December 31, 2021 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$11,655,750	83.7%	$11,650,000	82.6%
Preferred Stock	1,050,000	7.5	1,200,000	8.5
Common Stock	414,128	3.0	436,175	3.1
Warrants	679	—	—	—
Other Equity	812,500	5.8	812,500	5.8
Total	$13,933,057	100.0%	$14,098,675	100.0%

The following table shows the composition of our investments and loans by industry grouping, based on fair value as of September 30, 2022:

	As of September 30, 2022
	Investments at Fair Value	Percentage of Fair Value
Consumer	$5,662,500	31.35%
Financial	4,261,753	23.59
Information Technology	512,500	2.84
Real Estate	7,626,495	42.2
Total	$18,063,248	100.0%

The following table shows the composition of our investments by industry grouping, based on fair value as of December 31, 2021:

	As of December 31, 2021
	Investments at Fair Value	Percentage of Fair Value
Consumer	$2,362,500	16.8%
Financial	3,836,175	27.2
Information Technology	300,000	2.1
Real Estate	7,600,000	53.9
Total	$14,098,675	100.0%

For the three months ended September 30, 2022, one investment accounted for 49% of the interest income earned.  This investee did not make any cash interest payments during the three months ended September 30, 2022, and owes accrued interest of approximately $650,000 at September 30, 2022.  The Company believes it is probable that all interest will be collected from this investee.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments and loans as of September 30, 2022 may differ materially from values that would have been used had a readily available market for the investments and loans existed.

The following table presents the fair value measurements of our investments and loans by major class, as of September 30, 2022, according to the fair value hierarchy:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$16,040,748	$16,040,748
Preferred Stock	—	—	1,200,000	1,200,000
Warrants	—	—	—	—
Other Equity	—	—	822,500	822,500
Total	$—	$—	$18,063,248	$18,063,248

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment and loan assets for the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2022	$11,650,000	$1,200,000	$—	$—	$812,500
Net change in unrealized appreciation	—	—	—	—	—
Purchases and other adjustments to cost	13,914,333	-	—	—	10,000
Sales and redemptions	(9,523,585)	—	—	—	—
Balance as of September 30, 2022	$16,040,748	$1,200,000	$—	$—	$822,500

The net change in unrealized appreciation for the nine months ended September 30, 2022 attributable to Level 3 investments and loans still held as of September 30, 2022 is $0, and is included in net change in unrealized appreciation (depreciation) on investments on the statement of operations.

The following table lists our Level 3 investments held as of September 30, 2022 and the unobservable inputs used to determine their valuation:

Security Type	9/30/22 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$16,040,748	discounted cash flow	determining private company interest rate based on credit	12-53%
Other Equity	822,500	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$18,063,248

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
	$13,662,500

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy. Nevertheless, from time to time we may hold investments in portfolio companies in which certain members of our management, our Board of Directors, or significant shareholders of ours, are also directly or indirectly invested.  In this regard, we entered into the following related-party transactions:

•	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,445 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in December 2022. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•	On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 7 for further details.

NOTE 6 – INCOME TAXES

Presently, we are a C-corporation for tax purposes and have booked an income tax provision for the periods described below.

As of September 30, 2022 and December 31, 2021, we have a deferred tax asset of $4,000 and a deferred tax liability of $45,000, respectively. As of September 30, 2022, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized gain/loss, and other book to tax timing differences. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of September 30, 2022 and December 31, 2021 we had accrued income taxes of $128,800 and $1,269,000, respectively. The change in accrued income taxes was largely driven by $1,536,000 of federal and state tax payments made during 2022. We recorded a benefit from  income taxes of $28,442 (27% effective tax rate) and a benefit from income taxes of $300 (27% effective tax rate) during the three months ended September 30, 2022 and September 30, 2021, respectively. We recorded income taxes of approximately $346,000 (27% effective tax rate) and $1,010,978 (30.4% effective tax rate) during the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

During the period January 3 to June 30, 2022, the Loan Agreement provided for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement, and requires us to pay such fee in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. The Loan Agreement grants the Lenders piggyback registration rights subject to customary terms, conditions and exceptions. Beginning July 1, 2022, we became obligated under the Loan Agreement to pay the quarterly unused commitment fee in cash.

At September 30, 2022, the balance outstanding on the line was $2,313,000 with a maturity date of January 3, 2027.

NOTE 8 – SHAREHOLDERS’ EQUITY

At September 30, 2022, we had 6,185,255 shares of common stock issued and outstanding.

On August 9, 2022, the Company effected a stock combination (reverse stock split) of its common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock.  Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share.  The reverse stock split was approved by the Company’s board of directors in accordance with Minnesota law and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under the Company’s articles of incorporation.  This reduction was affected pursuant to the filing of articles of amendment with the Minnesota Secretary of State indicating that the Company, on a post-reverse-split basis, is authorized to issue up to 111,111,111 shares of capital stock.

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

NOTE 9 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$(36,126)	$31,288
Denominator: Weighted-average number of common shares outstanding	5,512,737	4,795,739
Basic and diluted net gain per common share	$(0.01)	$0.01

	For the Nine Months Ended September 30,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$893,993	$2,557,836
Denominator: Weighted-average number of common shares outstanding	5,045,830	4,795,075
Basic and diluted net gain per common share	$0.18	$0.53

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

Under ASC 840, rent expense for office facilities for the three months ended September 30, 2022 and September 30, 2021 was $18,589 and $16,689, respectively.

The components of our operating lease were as follows for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

Operating lease costs	$5,504	$15,787
Variable lease cost	4,601	13,724
Short-term lease cost	8,484	25,031
Total	$18,589	$54,542

Supplemental balance sheet information consisted of the following at September 30, 2022:

Operating Lease
Right-of-use assets	$21,563

Operating Lease Liability	$21,672
Less: short term portion	(21,672)
Long term portion	$—

Maturity analysis under lease agreements consisted of the following as of September 30, 2022:

Operating Leases
2022	$6,357
2023	14,859
Total lease payments	21,216
Plus: interest	456
Present value of lease liabilities	$21,672

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2022 through 2018:

	Nine Months Ended September 30,
	2022	2021	2020	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$2.80	2.43	2.05	2.30	1.96
Net investment gain (loss)	0.18	0.20	0.05	(0.11)	(0.09)
Net realized and unrealized gains (losses)	0.02	0.54	0.14	0.02	0.34
Provision for income taxes	(0.05)	(0.20)	0.00	0.00	0.00
Stock-based compensation	0.05	0.00	0.00	0.00	0.00
Repurchase of common stock	0.00	0.00	0.05	0.00	0.00
Other changes in equity	0.02	0.00	0.00	0.00	0.00
Payment of common stock dividend	0.00	(0.23)	0.00	(0.11)	0.00
Net asset value at end of period	$3.02	2.74	2.29	2.10	2.21

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.92	2.30	1.71	1.58	1.85
Shares outstanding at end of period	6,185,255	4,795,739	4,754,104	4,918,845	4,918,845
Average weighted shares outstanding for the period	5,045,830	4,795,075	4,836,170	4,918,845	4,918,845
Net assets at end of period	$18,658,595	13,140,835	10,805,062	10,588,689	11,278,889
Average net assets (2)	$15,081,352	13,090,497	10,220,482	12,304,975	9,955,674
Total investment return	6.07%	22.22%	8.79%	(8.82)%	12.64%
Portfolio turnover rate (3)	66.81%	124.55%	18.18%	7.11%	11.55%
Ratio of operating expenses to average net assets (3)	(19.24)%	(10.31)%	(6.49)%	(7.70)%	(6.98)%
Ratio of net investment income (loss) to average net assets (3)	10.09%	9.87%	3.35%	(6.40)%	(5.53)%
Ratio of realized gains (losses) to average net assets (3)	1.18%	40.81%	7.06%	57.36%	(12.79)%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2022, we made $13,924,333 of investments and loans and had $10,076,483 of redemptions and repayments, resulting in net investments at amortized cost of $17,913,927 at the end of the period.

During the nine months ended September 30, 2021, we made $18,133,352 of investments and loans and had $16,363,964 of redemptions and repayments, resulting in net investments at amortized cost of $10,562,451 at the end of that period.

Our investment composition by major class, based on fair value at September 30, 2022, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$16,040,748	88.8%
Preferred Stock	1,200,000	6.6
Other Equity	822,500	4.6
Total	$18,063,248	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income:	$1,115,224	$755,601	$3,351,935	$1,977,992
Operating Expenses:	(1,179,792)	(239,582)	(2,227,865)	(1,023,596)
Net Investment Gain (Loss)	$(64,568)	$516,019	$1,124,070	$954,396

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

For the three and nine months ended September 30, 2022, interest earned on our loan portfolio was $1,053,714 and $2,840,425, respectively, and our fees charged in connection with the loans was $61,510 and $511,510, respectively. For the three and nine months ended September 30, 2021, interest earned on our loan portfolio was $663,101 and $1,756,492, respectively, and our fees charged in connection with the loans was $92,500 and $221,500, respectively.  The increase in the most recent period is primarily due to a combination of strong demand for our short-term loans and our enhanced ability to satisfy that demand with the additional cash resources we have derived from prior loans that have been repaid to us.  Our loan portfolio generates interest income, with a weighted-average interest rate on the loans of 26%.

        Professional Fees

For the three and nine months ended September 30, 2022, we had $916,359 and $1,309,348 professional fees expense, respectively.  For the three and nine months ended September 30, 2021, we had $79,950 and $300,297 professional fees expense, respectively. The increase for the nine months in 2022 is due to legal costs incurred to close on several new short-term banking loans, to obtain our listing on the Nasdaq exchange,and our efforts to seek additional financing through a public offering of our common stock to grow our business.

        Net Realized Gain from Investments

For the three and nine months ended September 30, 2022, we had $2,098,585 and $10,076,483, respectively, of sales of investments, resulting in $0 and $133,020 of realized gains, respectively. For the three and nine months ended September 30, 2021, we had $6,474,137 and $16,363,964, respectively, of sales of investments, resulting in $289,138 and $3,818,737, respectively, of realized gains.

        Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2022, our investments had $0 of unrealized appreciation and $16,297 of unrealized depreciation, respectively. For the three and nine months ended September 30, 2021, our investments had $774,169 and $1,204,319 of unrealized depreciation, respectively.

        Changes in Net Assets from Operations

For the three and nine months ended September 30, 2022, we recorded a net decrease in net assets from operations of $36,126 and a net increase in net assets from operations of $893,993, respectively.  Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2022, our per-share net decrease in net assets from operations was $0.01 and our per share net increase from operations was $0.18, respectively. For the three and nine months ended September 30, 2021, we recorded a net increase in net assets from operations of $31,288 and $2,557,836, respectively.  Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2021, our per-share net increase in net assets from operations was $0.01 and $0.53, respectively.

        Cash Flows for the Nine months Ended September 30, 2022 and 2021

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the nine months ended September 30, 2022, net cash used in operating activities was $6,429,293.  Cash flows used in operating activities for the nine months ended September 30, 2022 were primarily related to the funding of our short-term loans and purchases of investments aggregating $13,924,333, offset mostly by redemptions and repayments of short-term loans and investments totaling $10,076,483. For the nine months ended September 30, 2021, net cash used in operating activities was $1,306,775.  Cash flows used in operating activities for the nine months ended September 30, 2021 were primarily related to the funding of our short-term loans and purchases of investments aggregating $18,133,352, offset mostly by redemptions and repayments of short-term loans and investments totaling $16,363,964.

For the nine months ended September 30, 2022, net cash provided in financing activities was $6,354,795. Cash flows provided in financing activities for the nine months ended September 30, 2022 were primarily related to our public offering and our draw on the available line of credit, offset by payments against the line of credit. For the nine months ended September 30, 2021, net cash used in financing activities was $539,296. Cash flows used in financing activities for the nine months ended September 30, 2021 were related to the payment of our stock dividend to investors.

FINANCIAL CONDITION

As of September 30, 2022, we had cash of $1,861,650, a decrease of $74,498 from December 31, 2021.  We expect that our existing funds, together with any funds raised in the future, will be used primarily to fund our provision of short-term non-bank loans and specialty finance solutions or for other general corporate purposes, including paying our operating expenses and servicing our existing debt.  Pending use of our cash as described, we may invest some portion of our cash in U.S. government securities or other high quality debt securities maturing in one year or less from the time of investment.

On August 9, 2022, we effected a stock combination (reverse stock split) of our common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock.  Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share.  The reverse stock split was approved by our Board of Directors in accordance with Minnesota law, and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under our articles of incorporation.  On a post-reverse-split basis, we are authorized to issue up to 111,111,111 shares of capital stock.

On August 11, 2022, we completed a public offer and sale of 1,250,000 common shares pursuant to a registration statement filed with the SEC and declared effective on August 9, 2022.  We sold these shares at $4.00 per share, resulting in gross proceeds of $5,000,000.  As part of the registered public offering, we granted the underwriters a 45-day option to purchase up to 187,500 additional common shares at the offering price, less underwriting discounts, which option was not exercised.  In connection with the offering, we issued the underwriter a five-year warrant to purchase up to 75,000 common shares at the per-share price of $5.00.  Our net proceeds after the payment of underwriting discounts, underwriting expenses, and offering-related expenses we incurred were otherwise obligated to pay, were approximately $4,041,000.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2022, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2022.

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

MILL CITY VENTURES III, LTD.

Date: November 18, 2022	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: November 18, 2022	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

