Form 10-K
period 2022-12-31
Mill City Ventures III, Ltd
filed 2023-04-17
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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

Common stock, $0.001 par value per share

The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2022 was approximately $5,625,200 based on the closing sales price of $3.50 per share as reported on the OTCQB. As of March 31, 2023, there were 6,185,255 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

PART I

ITEM 1 BUSINESS

Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. From our inception until December 13, 2012, we were a development-stage company involved in the gaming and entertainment industry. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019. Since that time, we have engaged in the business of providing short-term specialty finance solutions primarily to private businesses, micro- and small-cap public companies and high-net-worth individuals. To avoid again becoming subject to regulation under the 1940 Act, we generally seek to structure our short-term loans such that they do not constitute “securities” under federal securities law, and we monitor our holdings as a whole to ensure that no more than 40% of our total assets may consist of “investment securities,” as that term is defined under the 1940 Act.

The principal specialty finance solutions we provide are high-interest short-term lending arrangements. Typically, these lending arrangements involve us obtaining collateral as security for the borrower’s repayment of funds to us, or personal guarantees from the principals or affiliates of the borrower. In some circles, short-term high-interest collateralized lending is referred to as “hard-money lending.”

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

In terms of non-performance risk, short-term lending requires us to focus upon, and a potential borrower to identify to us, us a near-term source of liquidity for repayment of the funds they borrow from us. This permits us to evaluate that source of repayment clearly and carefully, thus helping identify the potential risks involved in a particular transaction and how we may be able to include structural terms, such as specific collateral and collateral-related arrangements, guarantees, or other types of covenants or arrangements that mitigate these risks.

In terms of regulatory risk, we believe that short-term lending permits us to avail ourselves of a court-recognized exception for treating promissory notes (evidencing a loan) as “securities” under federal securities law. This exception generally applies to promissory notes with short-term maturities of nine months or less. Our ability to avail ourselves of this exception, and to more generally structure our transactions in such a way as to avoid them being properly considered as “securities” under federal securities laws, is important because we believe that it enables us to avoid once again becoming subject to regulation under the 1940 Act. Below we discuss in further detail our process for evaluating transactional terms and structures with a view to remaining outside of the regulatory regime of the 1940 Act (please refer to “Investment Process” below).

Examples of the kinds of the specialty finance solutions we have considered or provided to date, and may continue to provide in the future, include:

•	Short-term secured loans for real estate development;
•	Short-term unsecured loans (with an option to acquire collateral security) to a business;
•	Short-term secured loans to a business for operating capital; and
•	Short-term secured loans to an individual owed a forthcoming tax refund

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

Throughout our history and in particular after ceasing to be a BDC, we have approached investment opportunities flexibly and creatively in terms of transactional structures and terms. In part, we are able to be flexible and creative because we are not subject to many of the regulatory limitations that govern our other more traditional or institutional competitors. Those competitors are often subject to limitations on the type transactions they undertake, the amount that may be invested in a specific transaction or a particular type of transaction, the markets in which they operate, the maturity or time horizon of their investment, uses of proceeds, or otherwise. These limitations are often imposed by the agreements and documents governing the pooled investment vehicles, or otherwise self-imposed in order to facilitate the investment vetting and due-diligence process, and the documentation and structuring process. More rarely, these limitations may arise from governing regulations or interpretations thereof. For our part, we believe that approaching investment opportunities flexibly expands our overall transactional opportunities, diversifies our risk by avoiding dependence in any material way on a particular borrower, type of transaction, or market or industry niche, and permits us to avail ourselves of the maximum number of relationships from which we source investment opportunities. Moreover, we believe that this flexible approach to structuring our transactions and investments will facilitate the development of positive long-term relationships with our borrowers.

We believe that the only significant limitation on our ability to flexibly structure transactions arises from our desire to remain outside the regulation of the 1940 Act. In order to meet this goal, we intend and aim to structure the vast majority of our transactions (by dollar amount) in ways such that they are not properly considered “securities” under federal securities laws, including the 1940 Act.

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

Sometimes the types of transactions we engage in are governed by particular laws, regulations, or rules. For example, lending transactions in which high-net-worth individuals (as opposed to entities) are the borrower will nearly always involve state law usury limitations. Transactions in which we seek and obtain collateral as security for obligations owed to us involve legal issues arising under the Uniform Commercial Code or its various state law iterations. To date, we have not engaged in transactions that require us to obtain licensure or a permit prior to entering into the transaction—e.g., brokering transactions or engaging in licensed consumer finance activities.

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

•	the amount of dollars involved in the potential transaction;

•	where the borrower is located, how it is organized as an entity, as well as its management and ownership structure and profile;

•	whether we might have been involved with a transaction of the same or similar kind before;

•	the ease with which we can evaluate the borrower’s source or sources of liquidity;

•	the ease with which we can apprehend the process involved with taking collateral security in some or all of the borrower’s assets; and

•	the ease with which we could realize on that collateral if repayment were not otherwise forthcoming.

The assessments described above outlines our general approach for our investment decisions, although not all of such activities will be followed in each instance, or some may be stressed moreso than others depending on facts and circumstances. Upon successful completion of this preliminary evaluation, we will typically (1) evaluate our own regulatory concerns (i.e., to what extent the potential transaction may properly be considered an investment in a “security” for purposes of the 1940 Act and, if necessary, consider alternative structures to alleviate any risks to our company relating thereto), and (2) decide whether to move forward towards negotiating a letter of intent and, thereafter, definitive documentation for our transaction. Depending on timing, we may not use a letter of intent and will instead proceed directly to definitive documentation.

As indicated above, to avoid becoming subject to the regulatory requirements of the 1940 Act, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) at least on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review. This review is generally undertaken by our Chief Financial Officer and may involve our outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

In general, our analysis starts with the length or duration of a potential new transaction. Although federal securities laws generally define “securities” in such a way as to include promissory notes, the U.S. Supreme Court held in Reves v. Ernst & Young, 110 S. Ct. 945 (1990), that certain kinds of promissory notes are not properly considered securities. Over time, court precedent has developed to identify these kinds of promissory notes as generally not constituting securities:

•	notes that mature in nine months or less;

•	notes secured by a mortgage or lien on a home;

•	notes secured by a small business or business assets;

•	so-called “character loans” made to a bank customer;

•	notes delivered or borrowings entered into through consumer finance;

•	commercial loans made to businesses;

•	loans secured by accounts receivable (e.g., factoring);

In addition to the “types” of financing arrangements noted above, court precedent indicates that there may be facts and circumstances surrounding a transaction that may cause a promissory note to not be considered a “security” under federal securities laws. For example, while it is presumed that a promissory note that matures in more than nine months is a “security,” this presumption may be rebutted (with the conclusion that such a promissory note is not a properly considered a security) upon an evaluation of the following factors:

•	whether the borrower’s motivation is to raise money for general business use, and whether the lender’s motivation is to make a profit, including interest;

•	whether the borrower’s plan of distribution for the promissory note resembles the plan of distribution of a security;

•	whether the investing public, or the parties to the transaction, reasonably expects that the note is a security; and

•	whether there is a regulatory scheme that protects the investor other than the securities laws (e.g., Federal Deposit Insurance).

While the application of these factors can be helpful in some instances, often the factors and the proper manner of weighting them are unclear. As a result, the analyses we periodically undertake focuses on the more bright-line types of lending arrangements enumerated above—i.e., promissory notes maturing in nine months or less, etc.

Our Management and Employees

Currently, Mr. Douglas M. Polinsky, the Chief Executive Officer and Chairman of our Board of Directors, and Joseph A. Geraci, II, our Chief Financial Officer and a director of the company, serve as our senior management team. These are also the only two persons employed by our company that have a management role. There are three persons in total employed by our company.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment decision relating to our securities.

We have a short operating history upon which to evaluate our current business.

We withdrew our election to be treated as a BDC under the 1940 Act at the end of 2019, and during the three years since that time have refocused our business on providing short-term specialty finance solutions to private businesses, small-cap public companies and high-net-worth individuals. Given that our current business has been developed and pursued over the three years prior to this filing, investors have limited means to evaluate our performance, its evolution, and the likelihood of our future success.

We may need to raise additional capital to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future.  Nevertheless, various future developments may cause us to seek or require additional financing.  For instance, our letter of intent with Mustand Litigation Funding contemplates an additional financing, of some kind, being undertaken by us as a condition to the closing of that transaction. In addition, we may determine to seek additional financing in order to avail ourselves of additional opportunities to provide specialty finance solutions to borrowers.  Alternatively, we may seek additional financing in the event that a material portion of our investments default, leaving us with little means to pay for our operations and continue making investments.

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

If we are unable to maintain diverse and robust sources of capital, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on maintaining diverse and robust sources of capital to originate our short-term loans. In January 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrue interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets. As a Lender, Mr. Berman is obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement has a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement will become due and payable; subject, however, to each Lender’s right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023. See “Certain Relationships and Related Transactions.” We cannot be sure that this funding source, or others, will continue to be available on reasonable terms or at all beyond its current maturity date.

Events of default or breaches of financial, performance or other covenants, or worse than expected performance of one or more of our short-term loans, could reduce or terminate our access to funding from the Loan Agreement. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.

Changes in laws or regulations, or a failure to comply with laws and regulations, may adversely affect our business, including our results of operations and ultimately the price of our common stock.

We are subject to various local, state and federal laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and manner of application or enforcement may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. Any of these outcomes would likely adversely affect the trading price of our common stock.

Changes in consumer finance and other applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain kinds of specialty finance solutions or the terms and conditions upon which they are offered, and our ability to compete.

Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended or as we may intend to expand in the future, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators are also enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. Because we operate as a non-bank lender, we are sometimes subject to state licensing and usury laws. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan. If the application of consumer protection laws were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, our business may be materially adversely affected. Even if we seek to comply with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our business.

New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs, including compliance costs. These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.

Although we have identified general guidelines that we believe are important in evaluating prospective investment opportunities, we may enter into transactions with borrowers that do not meet such guidelines, increasing the risk that the price of our common stock could be volatile.

Although we have identified general guidelines for evaluating prospective investment opportunities, it is possible that a borrower with which we enter into a transaction will not have all, or any, of the attributes outlined in those guidelines. If we complete transactions with borrowers that do not meet some or any of these guidelines, it is possible that such an investment may not be as successful as an alternative opportunity that were to satisfy some or all of those guidelines. Investments that do not perform as well as imagined, or as well as they otherwise might have, in combination with the public knowledge that we may stray, or have strayed, from strict implementation of our investment guidelines, could affect the volatility of the trading price of our common stock.

We may provide specialty finance solutions to early-stage companies, financially unstable businesses, or a borrower lacking an established record of revenue or earnings, which could adversely affect the price of our common stock.

While we believe that being entrepreneurial in our approach to specialty finance is a strength, we may complete investments with an early-stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings. These kinds of transactions present numerous risks associated with investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our management endeavors to evaluate the risks inherent in each particular investment we consider and make, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete a full evaluation of those risks. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a borrower or our likelihood of repayment. The manifestation of any of these risks could adversely affect the trading price of our common stock.

Many of our specialty finance investment transactions involve borrowers about which little, if any, information is publicly available, which may impair our ability to identify borrowers able to repay our loans and adversely affect the price of our common stock.

In pursuing our business, we often interact with a privately held companies about which very little public information exists. As a result, we are often required to make our investment decision on the basis of limited information, nearly all of which is obtained from the business itself, which may result in our consummating an investment with a borrower that is not as solvent or profitable as we suspected, if at all. These risks could affect our results of operations and, ultimately, the trading price of our common stock.

If we are deemed to be an investment company under the 1940 Act, we may be required to institute burdensome compliance requirements and our activities may be restricted. In such an event, our business would likely be materially and adversely affected.

If we are deemed to be an investment company under the 1940 Act, then our activities may be restricted, including:

•	restrictions on the nature of our investments;
•	restrictions on the issuance of securities;
•	a requirement to register as an investment company;
•	adoption of a specific form of corporate structure and changes in corporate governance;
•	the hiring of a chief compliance officer, and adoption and implementation of various policies and requirements; and
•	additional reporting, record-keeping, voting, proxy and disclosure requirements, together with other rules and regulations.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of “securities” and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that our principal activities will subject us to the 1940 Act. To this end, we hold reserve un-invested assets in cash and United States “government securities” within the meaning of Section 2(a)(16) of the Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, which invest only in direct U.S. government treasury obligations. Furthermore, we monitor our investment holdings as a whole to ensure that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review. This review is generally undertaken by our Chief Financial Officer and may involve outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

If, however, we do not invest as discussed above or are otherwise unsuccessful in ensuring that no more than 40% of our total assets consist of “investment securities,” then we may be deemed to be subject to the 1940 Act. It is also possible that regulatory authorities, such as the SEC, may disagree with our analysis of whether certain investment holdings constitute “investment securities” and may more broadly disagree with our position that the short-term promissory notes we receive in exchange for our short-term loans are not properly considered “securities” under federal securities law and the 1940 Act in particular. If that were to be the case, compliance with the additional regulatory burdens imposed under the 1940 Act would require additional expenses for which we have not allotted funds, and would surely hinder our ability to operate as profitably as we have since the withdrawal of our BDC election. This outcome would of course adversely affect the trading price of our common stock.

We may engage in transactions with businesses that may be affiliated with our officers, directors or significant shareholders, and which may involve actual or potential conflicts of interest.

We may decide to make investments in one or more businesses affiliated with our officers, directors or significant shareholders. Such investment opportunities may compete with other opportunities for our investment dollars. Although we are not specifically focusing on, or targeting, any particular transaction with any affiliates or affiliated entities, we would pursue such a transaction if we determined that such an affiliated investment were attractive from a risk-adjusted return perspective, and such transaction were approved by a majority of our independent and disinterested directors. Any such activity would involve actual or potential conflicts of interest. Although we are confident that we can navigate these conflicts consistent with best practices and applicable law, the existence or appearance of such conflicts of interest could make our common stock less attractive and thereby reduce its trading price.

A limited number of shareholders control a significant majority of our voting stock and, as a result, control the election of our Board of Directors. As a result, these shareholders may exert an influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Nine shareholders (five of whom are presently officers and directors) beneficially own shares representing approximately 54.01% of our issued and outstanding common stock. As a result, investors in our common stock cannot reasonably expect to have any influence over the election of our directors or other matters submitted to a vote of our shareholders. Instead, our existing significant shareholders will exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a shareholder vote, potentially in a manner that you do not support. Examples of such voting matters, apart from the election of our directors, includes amendments to our articles of incorporation, bylaws, and approval of major corporate transactions. The concentrated amount of control over our affairs held by a relatively few number of significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price.

Our ability to identify and consummate investment opportunities, and any need we may have for additional capital, will almost certainly be affected by general economic conditions.

General economic conditions will almost certainly impact our ability to (i) identify, pursue and consummate investment opportunities, and (ii) if necessary, seek and obtain additional financing on terms acceptable or favorable to us, if at all. Therefore, a deterioration in general economic conditions may adversely affect our business or slow the growth of our business.

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing capital sources, our ability to attract borrowers could be adversely affected.

We believe that maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers, attract new capital sources and maintain existing capital sources. Factors that affect our brand and reputation include:

•	the non-bank lending industry generally;
•

our company specifically, including the quality and reliability of our investment process, our ability to effectively manage and resolve issues with our borrowers, our collection practices, our privacy and security practices, any litigation in which we may become involved; any regulatory activity to which we may become involved; and the overall experience of our borrowers.

Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation. Any negative publicity or negative public perception of the loans we make, or similar loans made by similar lenders or our competitors, may also result in negative publicity that is adverse to our reputation. If we are unable to protect our reputation, our business, financial condition and results of operations could be adversely affected.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of our senior management personnel. In particular, we are materially dependent upon the services of Douglas M. Polinsky, our Chief Executive Officer and Chairman, and Joseph A. Geraci, II, our Chief Financial Officer and a director of our company. Practically, we cannot prevent the departure of these executives, whether due to death, disability, retirement or otherwise. Any loss of the services provided by these executives would likely have a material and adverse effect on our operations and ability to execute our business plans.

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares and classes of common and preferred stock.

Our authorized capital consists of 111,111,111 shares of capital stock.  Pursuant to authority granted by our articles of incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate, and may establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights.  The rights of holders of new classes or series of stock that may be so designated and issued could be superior to the rights of holders of our common shares.  The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.  Furthermore, any issuances of additional stock—common or preferred—will dilute the ownership interest of then-current holders of our common stock and may dilute our book value per share.

We may issue additional common stock or preferred shares without the approval of our shareholders. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our articles of incorporation authorize the issuance of up to 111,111,111 shares of capital stock.  Because we have only 6,185,255 shares of common stock issued and outstanding, our Board of Directors has the power and authority to issue a substantial number of additional shares of common stock or preferred shares. The issuance of additional common stock or preferred shares:

•	may significantly dilute the equity interest of our then-current shareholders;
•	may subordinate the rights of holders of common stock if preferred shares are issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of common stock are issued, which could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market price for our common stock.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those belonging to third parties with whom we deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. We have not made a significant investment in data security protection, and we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the many factors that could affect our stock price are:

•	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;
•

Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;

•	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;
•

The public’s response to our or our competitors’ filings with the SEC or announcements regarding, significant transactions, acquisitions, strategic investments, litigation, or other significant matters;

•	Speculation about our business in the press or the investment community;
•	Future sales of our shares;
•	Actions by our competitors;
•	Additions or departures of members of our senior management or other key personnel; and
•	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

We do not intend to pay dividends on our common stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. As a result, investors in our common shares should expect to receive a return on investment only if the market price of the common shares increases, which may never occur.

One of the manners in which we may seek to grow our company is through acquisition or combination transactions. It is possible that, even after our announcement of a potential acquisition or combination transaction, such transactions may not ultimately close and occur. Our announcement of these potential transactions, and the occasional failure of them to occur, may cause the price of our common stock to be volatile.

In prior reports, we have publicly announced our intention to grow our company both organically, including by expanding our specialty finance operations into new markets or niches, and through acquisition or combination transactions such as mergers. In the past, we have announced our execution of non-binding letters of intent for these kinds of acquisition or combination transactions. These announcements may create volatility in the trading volume and price of our common stock, in particular when there is not significant publicly available information about the counterparty to such a transaction. Moreover, the failure of the transactions contemplated in these announcements to close could similarly create volatility in the trading volume and price of our common stock. This volatility could ultimately mean that there are fewer buyers or sellers of our common stock at particular times, which creates the risk that you might not be able to sell any common stock of our company that you own at a time or a price that you believe is fair or desirable.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 2 PROPERTIES

Our executive offices are located at 1907 Wayzata Boulevard, Suite 205, Wayzata, Minnesota 55391, and our telephone number is: (952) 479-1923. We are parties to two operating leases for office space expiring April 2, 2023. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses; and they do not contain contingent-rent provisions. The leases do not include options to renew. We consider our current office space adequate for our current operations.

ITEM 3 LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB from January 1, 2021 through August 30, 2022 and as reported on the Nasdaq Capital Market from September 1, 2022 through December 31, 2022. The quotations for prices during our listing on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in our common stock during our listing on the OTCQB was generally infrequent, exemplified by low trading volume and many days during which no trades occurred.

	Market Price	Market Price
	(High/Low)	(High/Low)
Period	2022	2021
First Quarter	$5.00 – 2.00	$6.45 – 2.42
Second Quarter	$4.55 - 2.20	$6.25 – 3.60
Third Quarter	$4.32 - 1.84	$5.50 – 3.50
Fourth Quarter	$2.73 - 1.81	$4.15 – 2.66

Holders

As of the date of this filing, we had approximately 253 holders of record of our common stock.

Dividends

On September 17, 2021, our Board of Directors declared a cash dividend of $0.10 per share to our shareholders of record as of October 15, 2021. The dividend was paid on October 29, 2021. The company does not expect that the Board of Directors will declare any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	870,000	$2.11	30,000
Total	870,000	$2.11	30,000

The securities reflected in column (a) above were issued pursuant to the company’s 2022 Stock Incentive Plan. These securities were not approved by security holders as of December 31, 2022; but were subsequently approved by security holders on January 20, 2023. See below “Recent Sales of Unregistered Securities” for further information.

Recent Sales of Unregistered Securities

In August 2020, the company issued 22,223 shares of restricted stock to executive officers. Under their terms, the shares vested on the one-year anniversary of their issuance and, until such time, were subject to forfeiture. These shares were issued in a private offering exempt from registration under Section 4(a)(2) the Securities Act of 1933. No proceeds were received in connection with the issuance of these restricted shares, as they were issued for compensatory purposes.

In April 2022, the company issued an aggregate of 28,889 shares of restricted stock to directors and executive officers. Under their terms, the shares vest on the one-year anniversary of their issuance and, until such time, remain subject to forfeiture. These shares were issued in a private offering exempt from registration under Section 4(a)(2) the Securities Act of 1933. No proceeds were received in connection with the issuance of these restricted shares, as they were issued for compensatory purposes.

In September 2022, the company issued an aggregate of 25,448 shares of restricted stock to certain directors and executive officers. These shares were issued in a private offering exempt from registration under Section 4(a)(2) the Securities Act of 1933, and were issued for in lieu of cash compensation owing to such individuals.

In September 2022, the company issued an aggregate of 6,667 shares of restricted stock to certain employees of the company. Under their terms, the shares vest on the three-year anniversary of their issuance and, until such time, are subject to forfeiture. These shares were issued in a private offering exempt from registration under Section 4(a)(2) the Securities Act of 1933. No proceeds were received in connection with the issuance of these restricted shares, as they were issued for compensatory purposes.

In November and December 2022, the company issued options for the purchase of an aggregate of 870,000 shares of common stock to officers, directors and employees of, and consultants to, the company contemporaneously with the adoption of a 2022 Stock Incentive Plan. These option grants were made subject to subsequent shareholder approval of the 2022 Stock Incentive Plan in accordance with Nasdaq rules. The options were granted pursuant to Section 4(a)(2) of the Securities Act of 1933 and other applicable exemptions. The shareholders of the company subsequently approved the 2022 Stock Incentive Plan on January 20, 2023 at a special meeting of shareholders called for that purpose.

Recent Purchases of Securities

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this report and those summarized below:

•	our being a company with little operating history;
•	our ability to select appropriate specialty finance investment opportunities;
•	our expectations around the performance of borrowers in which we invest;
•	our success in retaining our officers and directors, or replacing them in the event we lose their services;
•	actual and potential conflicts of interest involving our directors or management team;
•	our ability to obtain additional financing, if needed and on acceptable terms;
•	our ability to source quality prospective borrowers for our specialty finance solutions;
•

our ability to consummate transactions due to the uncertainty resulting from the ongoing COVID-19 pandemic and other unpredictable events such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases;

•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our regulatory structure and tax treatment;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, we receive from our investments;
•	our overall financial performance and financial condition following this offering;
•	our public securities’ potential liquidity and trading price;
•	the lack of a market for our securities; and
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

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

Results of Operations

	For the Year Ended December 31,
	2022	2021
Investment Income:
Interest Income	$4,199,453	$2,656,201

Operating Expenses:
General Operating Expenses	140,993	107,203
Legal and Accounting Expenses	1,592,218	453,440
Executive Management Compensation	541,590	556,432
Insurance Expense	111,110	108,165
Director's Fees	177,073	120,000
Interest Expense	195,893	9,511

Net Investment Gain	$1,440,576	$1,301,450

For the year ended December 31, 2022, we earned $3,397,443 from 31 different short-term loans; and an aggregate of $802,010 in related origination fees.

For the year ended December 31, 2021, we earned $11,480 in interest payments from one equity investment company, an aggregate of $2,099,684 from 26 short-term loans; an additional $25,037 in bank interest on cash balances and note receivable; an aggregate of $467,500 in origination fees relating to our short-term loans; and an additional $52,500 in late fee penalties.

As the table above indicates, we incurred operating expenses aggregating $2,758,877 for the year ended December 31, 2022, and $1,354,751 for the year ended December 31, 2021. A summary of the various components of our operating expenses for these periods is set forth below.

General Operating Expenses. Our general operating expenses were $140,993 for the year ended December 31, 2022 and $107,203 for the year ended December 31, 2021. The increase in the current period is primarily related to fees incurred during 2022 in relation to our line of credit (see Liquidity and Capital Resources below for more information on the “Loan Agreement” comprising our line of credit).

Legal and Accounting Expenses. Our legal and accounting expenses were $1,592,218 for the year ended December 31, 2022 and $453,440 for the year ended December 31, 2021. The increase in the current period is primarily related to legal, consulting and underwriting fees and costs incurred in connection with our public offering and listing on the Nasdaq Capital Market tier of the Nasdaq exchange.

Director’s Fees.  Our director’s fees were $177,073 for the year ended December 31, 2022 and $120,000 for the year ended December 31, 2021. The increase is due to a one-time director’s stock bonus in April, 2022.

Interest Expense. Our interest expense was $195,893 for the year ended December 31, 2022 and $9,511 for the year ended December 31, 2021. The increase is due to our use of the line of credit arrangement we entered into in 2022 (see Liquidity and Capital Resources below for more information on the “Loan Agreement” comprising our line of credit).

For the year ended December 31, 2022 our net investment gain was $1,440,576. For the year ended December 31, 2021, our net investment gain was $1,301,450. The increased net investment gain during 2022 was primarily the result of higher interest income earned during 2022 from the short-term specialty finance solutions we provided in the form of short-term promissory notes bearing higher rates of interest and return, including related origination fees.

Financial Condition

For the year ended December 31, 2022, we had an increase in net assets of $4,928,290. This increase in net assets was primarily due to the capital we raised during our August 2022 public offering and an increase in our interest income earned from the short-term loans we provided. Our net assets increased by $1,773,162 for the year ended December 31, 2021, primarily due to the increase in our interest income earned from the short-term loans we provided.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Year Ended December 31,
	2022	2021
Cash flows used by:
Operating activities	$(4,888,302)	$(1,886,094)
Financing activities	4,041,795	(1,618,337)
Net decrease in cash	(846,507)	(3,504,431)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$1,089,641	$1,936,148

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust. The Loan Agreement provides us with a $5 million revolving line of credit to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrues interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets.  The Loan Agreement, together with our cash and cash equivalents, together comprise our sources of liquidity.  Management believes that these sources of liquidity, together with cash obtained through maturing investments earlier made, will be sufficient for the Company to fund its operations through the entirety of fiscal 2023.  Accordingly, at present we have no definitive plans to obtain other sources of liquidity through borrowing.

On February 11, 2022, we filed a registration statement on Form S-1 seeking to register an offering of five-year common stock warrants that we intended to distribute to our shareholders as a dividend, and up to 2,697,603 shares of our common stock purchasable upon the exercise of those warrants.  The warrants were contemplated to be exercisable at a price of $9.00 per share of common stock (adjusted to account for the August 2022 reverse stock split we effected on a 1-for-2.25 ratio).  We recently determined to abandon this contemplated offering, and expect to file a withdrawal of this registration statement with the Commission soon after the filing of this report.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2022 and we do not anticipate any such capital expenditures for fiscal 2023.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors and any independent third party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments. Valuation determinations are in all cases made in conformity with the written valuation policies and procedures respecting the valuation of company investments.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of investment income and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders’ of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2022 and 2021, including the investment schedules and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $16,708,432 and $13,662,500 for 2022 and 2021, respectively, whose fair values have been estimated by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. These investments are valued in accordance with FASB ASC 820, “Fair Value Measurement”, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. The investments are valued based on unobservable inputs as of December 31, 2022 and 2021 of $16,708,432 and $13,662,500, respectively. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter

At December 31, 2022, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled $16,708,432. The fair value of these investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 6 and 7 to the financial statements.

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

We performed the following procedures, among others, for the Company’s Level 3 investments:

•

We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each subject investment and investment class. We also consulted with our valuation department to ascertain that the Company’s valuation method was widely accepted.

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

Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

April 17, 2023

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Investments, at fair value:	$16,708,432	$14,098,675
Non-control/non-affiliate investments (cost: $17,359,804 and $13,933,057 respectively)
Cash	1,089,641	1,936,148
Note receivable, related party	250,000	250,000
Prepaid expenses	49,219	83,674
Interest and dividend receivables	250,879	324,350
Right-of-use operating lease asset	16,398	4,984
Deferred taxes	201,000	-
Total Assets	$18,565,569	$16,697,831

LIABILITIES
Accounts payable	$136,514	$64,028
Dividend payable	-	100
Payable for purchase of investments	-	1,900,000
Operating lease liability	16,562	5,654
Deferred interest income	70,154	-
Accrued income tax	-	1,269,000
Deferred taxes	-	45,000
Total Liabilities	223,230	3,283,782
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,185,255 and 4,795,739 outstanding)	12,215	10,790
Additional paid-in capital	15,043,291	10,694,163
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(615,960)	(1,877,667)
Accumulated undistributed net realized gains on investment transactions	5,713,829	5,580,810
Net unrealized appreciation (depreciation) in value of investments	(651,371)	165,618
Total Shareholders' Equity (Net Assets)	18,342,339	13,414,049
Total Liabilities and Shareholders' Equity	$18,565,569	$16,697,831
Net Asset Value Per Common Share	$2.97	$2.80

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2022	December 31, 2021
Investment Income
Interest income	$4,199,453	$2,656,201
Total Investment Income	4,199,453	2,656,201
Operating Expenses
Professional fees	1,592,218	453,440
Payroll	541,590	556,432
Insurance	111,110	108,165
Occupancy	73,146	66,459
Director's fees	177,073	120,000
Interest expense	195,893	9,511
Other general and administrative	67,847	40,744
Total Operating Expenses	2,758,877	1,354,751
Net Investment Gain	1,440,576	1,301,450
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	133,019	4,118,001
Net change in unrealized depreciation on investments	(816,989)	(1,533,703)
Net Realized and Unrealized Gain (Loss) on Investments	(683,970)	2,584,298
Net Increase in Net Assets Resulting from Operations Before Taxes	756,606	3,885,748

Provision For Income Taxes	178,869	1,054,698
Net Increase in Net Assets Resulting from Operations	$577,737	$2,831,050

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.11	$0.59

Weighted-average number of common shares outstanding - basic and diluted	5,333,028	4,795,242

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2022 and 2021

Year Ended December 31, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in public offering net of underwriting costs and warrants	1,250,000	1,250	3,839,372	—	—			3,840,622
Warramts issued to underwriter			201,173					201,173
Common shares issued in reverse stock split rounding	735	—	—					—
Common shares issued in stock-based compensation	61,004	97	149,218	—	—			149,315
Common shares issued in consideration for expense payment	77,777	78	159,365	—	—			159,443
Undistributed net investment gain		—	—	—	1,261,707	—	—	1,261,707
Undistributed net realized gain on investment transactions		—	—	—	—	133,019	—	133,019
Depreciation in value of investments		—	—	—	—	—	(816,989)	(816,989)
Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(615,960)	$5,713,829	$(651,371)	$18,342,339

Year Ended December 31, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2020	4,793,739	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Dividend Declared		—	—	—	—	(1,079,041)	—	(1,079,041)
Common shares issued in consideration for expense payment	2,000	4	21,149	—	—			21,153
Undistributed net investment gain		—	—	—	246,752	—	—	246,752
Undistributed net realized gain on investment transactions		—	—	—	—	4,118,001	—	4,118,001
Depreciation in value of investments		—	—	—	—	—	(1,533,703)	(1,533,703)

 The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$577,737	$2,831,050
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	816,989	1,533,703
Net realized gain on investments	(133,019)	(4,118,001)
Purchases of investments	(23,558,458)	(27,029,292)
Proceeds from sales of investments	20,264,731	22,188,562
Deferred income taxes	(246,000)	(213,000)
Stock-based compensation to employees and vendors	308,758	15,403
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23,041	(21,475)
Interest and dividends receivable	73,471	(258,439)
Receivable for investment sales	—	19,313
Payable for investment purchase	(1,900,000)	1,900,000
Accounts payable and other liabilities	83,294	10,804
Deferred interest income	70,154	—
Accrued income taxes	(1,269,000)	1,255,278
Net cash used in operating activities	(4,888,302)	(1,886,094)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and offering costs	4,041,795	—
Proceeds from line of credit	9,793,800	—
Repayments on line of credit	(9,793,800)	—
Payments for common stock dividend	—	(1,618,337)
Net cash provided (used) by financing activities	4,041,795	(1,618,337)
Net decrease in cash	(846,507)	(3,504,431)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$1,089,641	$1,936,148

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$428,948	$32,398
Cash paid for interest	$195,894	$9,511
Non-cash financing activities:
Common shares issued as consideration for investment	$-	$5,750

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

 As of December 31, 2022

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 18% secured loans
Liberated Syndication Inc.	$2,250,000	$2,255,625	12.30%
Business Services - 15% secured loans
Mustang Litigation Funding	5,000,000	4,975,955	27.13%
Consumer - 15% secured loans	400,000	398,635	2.17%
Intelligent Mapping, LLC	2,900,000	2,873,893	15.67%
Financial - 33% secured loans
Benton Financial, LLC	2,479,125	2,478,030	13.51%
Financial - 12% secured loans	500,000	345,421	1.88%
Information Technology - 15% convertible note	212,500	213,656	1.16%
Real Estate - 15% secured loans	745,000	746,354	4.07%
Real Estate - 12% secured loans
Alatus Development Corp	1,000,000	998,363	5.44%
Total Short-Term Non-Banking Loans	15,486,625	15,285,932	83.33%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	4.91%
Information Technology	150,000	300,000	1.64%
Total Preferred Stock	1,050,000	1,200,000	6.55%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.16%
Financial	610,000	10,000	0.05%
Total Other Equity	822,500	222,500	1.21%

Total Investments	$17,359,804	$16,708,432	91.09%

Total Cash	1,089,641	1,089,641	5.94%

Total Investments and Cash	$18,449,445	$17,798,073	97.03%

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

 As of December 31, 2021

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Consumer - 15% secured loans
AirDog Supplies, Inc.	$1,250,000	$1,250,000	9.32%
Financial - 52% secured loans	500,000	500,000	3.73%
Financial - 12% secured loans	500,000	500,000	3.73%
Litigation Financing - 23% secured loans
The Cross Law Firm, LLC	1,805,750	1,800,000	13.42%
Real Estate - 15% secured loans	700,000	700,000	5.22%
Tailwinds, LLC	3,000,000	3,000,000	22.36%
Real Estate - 12% secured loans
Alatus Development, LLC	3,900,000	3,900,000	29.07%
Total Short-Term Non-Banking Loans	11,655,750	11,650,000	86.85%

Common Stock
Financial Services	414,128	436,175	3.25%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	6.71%
Information Technology	150,000	300,000	2.24%
Total Preferred Stock	1,050,000	1,200,000	8.95%

Warrants
Healthcare	679	-	0.00%

Other Equity
Consumer	212,500	212,500	1.58%
Financial	600,000	600,000	4.47%
Total Other Equity	812,500	812,500	6.05%

Total Investments	$13,933,057	$14,098,675	105.10%

Total Cash	1,936,148	1,936,148	14.43%

Total Investments and Cash	$15,869,205	$16,034,823	119.53%

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.” The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) 946.

We were incorporated in Minnesota in January 2006. Until December 13, 2012, we were a development-stage company that focused on promoting and placing a proprietary poker game online and into casinos and entertainment facilities nationwide. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election at the end of December 2019. Since that time, we have remained a public reporting company filing periodic reports with the SEC. We engage in the business of providing short-term specialty finance solutions, typically in the form of short-term loans, primarily to small businesses, both private and public, and high-net-worth individuals. To avoid regulation under the 1940 Act, we generally seek to structure our investments so they do not constitute “securities” for purposes of federal securities laws, and we monitor our investments as a whole to ensure that no more than 40% of our total assets consist of “investment securities” as defined under the 1940 Act.

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

The presentation of certain items in the financial statements for the year ended December 31, 2021, has been changed to conform to the classifications used in 2022. These reclassifications had no effect on shareholders’ equity or net increase in net assets as previously recorded.

Cash deposits: We maintain our cash balances in financial institutions and with regulated financial investment brokers. Cash on deposit in excess of FDIC and similar coverage is subject to the usual banking risk of funds in excess of those limits.

Valuation of portfolio investments: We carry our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by the our Board of Directors based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

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

Our valuation policy and procedures: Under our valuation policies and procedures, we evaluate the source of inputs, including any markets in which our investments are trading, and then apply the resulting information in determining fair value. For our Level 1 investment assets, our valuation policy generally requires us to use a market approach, considering the last quoted closing price of a security we own that is listed on a securities exchange, and in a case where a security we own is listed on an over-the-counter market, to average the last quoted bid and ask price on the most active market on which the security is quoted. In the case of traded debt securities the prices for which are not readily available, we may value those securities using a discounted cash flows approach, at their weighted-average yield to maturity.

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by our Board of Directors. In general, we value our Level 3 equity investments at cost unless circumstances warrant a different approach. Examples of these circumstances includes a situation in which a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other facts and circumstances that may serve as an input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

When valuing warrants, our valuation policy and procedures indicate that value will generally be the difference between the closing price of the underlying equity security and the exercise price, after applying an appropriate discount for restriction, if applicable, in situations where the underlying security is marketable. If the underlying security is not marketable, then intrinsic value will be considered consistent with the principles described above. Generally, “out-of-the-money” warrants will be valued at cost or zero.

For non-traded (Level 3) debt instruments with a residual maturity less than or equal to 60 days, we will generally value such instruments based on a discounted cash flows approach, considering the straight-line amortized face value of the debt unless justification for impairment exists. For level 3 non-banking loans with a maturity in excess of 60 days, fair value is determined based on the initial purchase price and adjusted as necessary to reflect any changes in the financial strength of the creditor and changes in interest rates in the high-yield credit markets.

On a quarterly basis, our management provides members of our Board of Directors with recommendations, if any, to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing. In such a case, the Board of Directors would then discuss these materials and, consistent with the policies and approaches outlined above, makes final determinations respecting the valuation and hierarchy levels of our portfolio investments.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2019 through 2021, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2022.

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

NOTE 3 — NET GAIN PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$577,737	$2,831,050
Denominator: Weighted-average number of common shares outstanding	5,333,028	4,795,242
Basic and diluted net gain per common share	$0.11	$0.59

At December 31, 2022 and 2021, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares other than conditional option grants (for an aggregate of 870,000 shares of common stock) that were, at December 31, 2022, unexercisable and subject to voiding in the absence of shareholder approval of the related 2022 Stock Incentive Plan. The Company’s shareholders subsequently approved the plan on January 20, 2023 at a special meeting of shareholders called for that purpose.

NOTE 4 — LEASES

We are subject to two non-cancelable operating leases for office space expiring April 2, 2023. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of December 31, 2022 and December 31, 2021 was 4.5% and the weighted-average remaining lease term is one year.

Rent expense for office facilities for the year ended December 31, 2022 and 2021 was $73,146 and $66,459, respectively.

The components of our operating leases were as follows for the years ended December 31:

	2022	2021

Operating lease costs	$21,291	$19,116
Variable lease cost	18,325	17,613
Short-term lease cost	33,530	29,730
Total	$73,146	$66,459

Supplemental balance sheet information consisted of the following at December 31:

Operating Lease	2022	2021
Right-of-use assets	$16,398	$4,984

Operating Lease Liability	$16,562	$5,654
Less: short term portion	(16,562)	(5,654)
Long term portion	$—	$—

Maturity analysis under lease agreements consisted of the following as of December 31:

	2022	2021
2022	$-	$5,698
2023	16,675	—
Total lease payments	16,675	5,698
Less: Present value discount	(113)	(44)
Present value of lease liabilities	$16,562	$5,654

Supplemental cash flow information related to leases for the years ended December 31:

	2022	2021
Operating cash outflow from operating leases	$75,146	$66,459

NOTE 5—SHAREHOLDERS’ EQUITY

At December 31, 2022 a total of 6,185,255 shares of common stock were issued and outstanding. At December 31, 2021 a total of 4,795,739 shares of common stock were issued and outstanding.

On August 9, 2022, the Company effected a stock combination (reverse stock split) of its common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock. Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share. The reverse stock split was approved by the Company's Board of Directors in accordance with Minnesota law and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under the Company's articles of incorporation. This reduction was affected pursuant to the filing of articles of amendment with the Minnesota Secretary of State indicating that the Company, on a post-reverse-split basis, is authorized to issue up to 111,111,111 shares of capital stock.

On August 11, 2022, the Company completed its public offer and sale of 1,250,000 common shares pursuant to a registration statement filed with the SEC and declared effective on August 9, 2022. Shares were sold by the Company at $4.00 per share, resulting in gross proceeds of $5,000,000. As part of the registered public offering, the Company granted the underwriters a 45-day option to purchase up to 187,500 additional common shares at the offering price, less underwriting discounts which option was not exercised. In connection with the offering, the Company issued the underwriter a five-year warrant to purchase up to 75,000 common shares at the per-share price of $5.00. Net proceeds to the Company after the payment of underwriting discounts, underwriting expenses, and the Company's own offering-related expenses were approximately $4,041,000.

In connection with the public offering, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 75,000 common shares at $5.00 per share. This warrant is exercisable after 180 days, and expires on August 8, 2027. This warrant is equity-classified and the fair value was $201,173 on the offering date.

During 2022, there were 1,389,516 shares issued by the Company.

NOTE 6 — INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Warrants	679	-	-	-
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2021 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2021
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$11,655,750	83.7%	$11,650,000	82.6%
Preferred Stock	1,050,000	7.5	1,200,000	8.5
Common Stock	414,128	3.0	436,175	3.1
Warrants	679	-	-	-
Other Equity	812,500	5.8	812,500	5.8
Total	$13,933,057	100.0%	$14,098,675	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2022:

	As of December 31, 2022
	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,231,580	43.3%
Consumer	4,385,028	26.2
Financial	2,833,451	17.0
Information Technology	513,656	3.1
Real Estate	1,744,717	10.4
Total	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2021:

	As of December 31, 2021
	Investments at Fair Value	Percentage of Fair Value

Consumer	$2,362,500	16.8%
Financial	3,836,175	27.2
Information Technology	300,000	2.1
Real Estate	7,600,000	53.9
Total	$14,098,675	100.0%

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2022 and 2021 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2022, according to the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$-	$-	$15,285,932	$15,285,932
Preferred Stock	-	-	1,200,000	1,200,000
Warrants	-	-	-	-
Other Equity	-	-	222,500	222,500
Total	$-	$-	$16,708,432	$16,708,432

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2021, according to the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$-	$-	$11,650,000	$11,650,000
Preferred Stock	-	-	1,200,000	1,200,000
Common Stock	436,175	-	-	436,175
Warrants	-	-	-	-
Other Equity	-	-	812,500	812,500
Total	$436,175	$-	$13,662,500	$14,098,675

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2022:

	For the year ended December 31, 2022
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2022	$11,650,000	$1,200,000	$-	$-	$812,500
Net change in unrealized depreciation	(200,693)	-	-	-	(600,000)
Purchases and other adjustments to cost	23,548,458	-	-	-	10,000
Sales and redemptions	(19,711,833)	-	-	-	-
Balance as of December 31, 2022	$15,285,932	$1,200,000	$-	$-	$222,500

The net change in unrealized depreciation for the year ended December 31, 2022 attributable to Level 3 portfolio investments still held as of December 31, 2022 is $651,371, and is included in net change in unrealized depreciation on investments on the statement of operations.

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

The following table lists our Level 3 investments held as of December 31, 2022 and the unobservable inputs used to determine their valuation:

Security Type	12/31/22 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$15,285,932	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-33%
Other Equity	222,500	last secured funding known by company
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$16,708,432

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
	$13,662,500

There were no transfers between levels during the years ended December 31, 2022 and 2021.

NOTE 8 – LINE OF CREDIT

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

At December 31, 2022, the balance outstanding on the line was $0.

NOTE 9 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC. In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

•

On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,445 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures on August 30, 2023. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 8 above for further details.

NOTE 10 — RETIREMENT SAVINGS PLANS

Our three full-time employees are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to a maximum of 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made aggregate contributions to the plan totaling $14,063 and $11,250 for the years ended 2022 and 2021, respectively.

NOTE 11 — INCOME TAXES

Presently, we are a “C-corporation” for tax purposes and have booked an income tax provision for the years ended December 31, 2022 and 2021. Income taxes as of December 31, 2022, and 2021 are described below.

	December 31
	2022	2021
Current taxes
Federal	$406,700	$909,530
State	18,169	358,168
Deferred taxes
Federal	(246,000)	(213,000)
State	—	—
Provision for income taxes	$178,869	$1,054,698

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal year 2022 and 2021 is as follows:

	2022	2021
Rate reconciliation:
Tax expense at U.S. statutory rate	$185,887	$1,080,213
Change in deferred tax rate	450	(8,796)
Provision-to-return reconciliation	(18,536)	(14,743)
Other	11,068	(1,976)
Income tax provision	$178,869	$1,054,698

As of December 31, 2022 and 2021 we had a deferred tax asset of $201,000 and a deferred tax liability of $45,000, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31
	2022	2021
Deferred tax components
Unrealized (gain) loss on marketable securities	$156,550	$(46,660)
Depreciation	1,781	2,458
R&D and foreign credits	43,828	—
Lease liability	(39)	—
Other	(1,120)	(798)
Net deferred tax asset (liability)	$201,000	$(45,000)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2022 through 2018:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$2.80	2.44	2.05	2.30	1.96
Net investment gain (loss)	0.23	0.27	0.11	(0.14)	(0.11)
Net realized and unrealized gains	(0.11)	0.54	0.41	0.00	0.45
Provision for income taxes	(0.03)	(0.23)	(0.05)	0.00	0.00
Stock-based compensation	0.05	0.00	(0.02)	0.00	0.00
Repurchase of common stock	0.00	0.00	0.05	0.00	0.00
Other changes in equity	0.03	0.00	0.00	0.00	0.00
Payment of common stock dividend	0.00	(0.22)	(0.11)	(0.11)	0.00
Net asset value at end of period	$2.97	2.80	2.44	2.05	2.30

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.73	2.95	1.40	0.36	2.03
Shares outstanding at end of period	6,185,255	4,795,739	4,793,739	4,918,845	4,918,845
Average weighted shares outstanding for the period	5,333,028	4,795,242	4,830,691	4,918,845	4,918,845
Net assets at end of period	$18,342,339	13,414,049	11,640,887	10,068,533	11,278,889
Average net assets (2)	$15,733,550	13,155,207	10,504,563	11,473,535	10,341,702
Total investment return	3.57%	24.07%	23.08%	(5.88)%	17.24%
Portfolio turnover rate (3)	128.80%	168.67%	61.11%	7.63%	26.93%
Ratio of operating expenses to average net assets (3)	(17.53)%	(10.30)%	(7.16)%	(7.27)%	(6.59)%
Ratio of net investment income (loss) to average net assets (3)	9.16%	9.89%	5.35%	(5.86)%	(5.13)%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 — SUBSEQUENT EVENTS

On January 26, 2022, we made a loan in the principal amount of $2,500,000 and obtained a 180-day promissory note bearing interest at 18% per annum.

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

As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2022.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	63	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	53	Director and Chief Financial Officer
Howard Liszt	77	Director
Lyle Berman	81	Director
Laurence Zipkin	83	Director

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

Communication with Board Members

Our Board of Directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Mill City Ventures III, Ltd., 1907 Wayzata Boulevard, Ste. 205, Wayzata, MN 55391, Attention: Chief Executive Officer. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Chief Executive Officer will be reviewed by that officer to ensure that such communications relate to the business of the Company before being reviewed by the board.

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

The members of the Nominating and Corporate Governance Committee are Messrs. Zipkin, Liszt and Berman, each of whom is independent for purposes of the Securities Exchange Act of 1934. Mr. Liszt currently serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance committee is responsible for advising the Board on a broad range of issues surrounding the composition and operation of the Board of Directors and its committees, specifically including identifying criteria for suitable board candidates, identifying individuals suited to service on the board (consistent with those criteria), recommending director candidates to the board and to the shareholders, conducting annual reviews of corporate governance matters and making related recommendations to the Board of Directors and its committees. The board has adopted a charter for the Nominating and Corporate Governance Committee, a copy of which is available at www.millcityventures3.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2022 other than: Form 4s filed by directors and officers on May 19 and 20, 2022, reporting Compensation Committee- and board-approved stock grants made on April 11, 2022; a Form 4 filed by Mr. Polinsky on August 22, 2022, reporting open-market purchases of common stock on August 18 and 19, 2022.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2022 and 2021 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Cash Bonus	Stock Awards	Option Awards (1)	All Other Compensation	Total
Douglas M. Polinsky,	2022	$100,000	$50,000	$12,683	$530,000	$35,045	$727,728
Chief Executive Officer	2021	$100,000	$100,000	$-	$-	$34,984	$234,984
Joseph A. Geraci, II,	2022	$150,000	$50,000	$12,683	$530,000	$44,042	$786,725
Chief Executive Officer	2021	$150,000	$100,000	$-	$-	$41,197	$291,197

*includes additional compensation of payment of health insurance premiums and 401(k) matching contributions under the employment retirement program.

On February 20, 2023, we entered into new executive employment agreements with Mr. Douglas M. Polinsky, our Chief Executive Officer, and Mr. Joseph A. Geraci, II, our Chief Financial Officer. Those two executives have been executive officers of our company since its founding.

Each employment agreement was effective as of January 1, 2023, and has a term that lasts for two full years thereafter, ending on December 31, 2024 (subject to extension by mutual agreement of the parties). Each employment agreement provides the executive with a base annual salary of $200,000. Each executive is also entitled to have health insurance provided by us and the ability to contribute to our 401(k) plan.

Each employment agreement contains two-year non-competition and non-solicitation covenants, as well as a customary covenants relating to the confidentiality of our company information. In the event that an executive is terminated for cause, as defined in the employment agreements, or in the event that an executive’s services are terminated due to death or disability, the terminated executive will be entitled to receive only his base annual salary through the date of termination. In the event of other non-cause terminations, we will be obligated to pay the terminated executive’s base annual salary through the remainder of the employment term.

Outstanding Equity Awards at Fiscal Year End

At December 31, 2022, we had issued to our named executive, and there were outstanding, an aggregate of 500,000 non-statutory ten-year stock options to purchase common stock at the purchase price of $2.12 per share, under our 2022 Stock Incentive Plan. These stock options and the plan itself were, at that time, subject to the approval of our shareholders. Subsequently, our shareholders did approve the plan on January 20, 2023, at a special shareholder meeting called for that purpose.

Director Compensation

For 2022, we paid a total of $177,072 in director fees to our independent directors. Presently, each such director receives an annualized cash fee of $40,000, generally paid in quarterly installments.

Name	Year	Option Awards (1)	Compensation	Bonus	Total
Joseph A. Geraci, II	2022	$-	$-	$-	$-
Douglas M. Polinsky	2022	$-	$-	$-	$-
Lyle Berman	2022	$212,000	$40,000	$19,024	$59,024
Howard P. Liszt	2022	$212,000	$40,000	$19,024	$59,024
Laurence S. Zipkin	2022	$212,000	$40,000	$19,024	$59,024

(1) Amount represents the grant date fair value in accordance with FASB ASC Topic 718.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information, as of the date of this report, with respect to any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. As of the date of this report, we had 6,185,255 shares of common stock outstanding.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 1907 Wayzata Blvd., Suite 205, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	676,981	10.52%
Joseph A. Geraci, II (3)	712,518	11.07%
Howard Liszt (4)	125,434	2.00%
Lyle Berman (5)	315,556	5.02%
Laurence Zipkin (6)	156,761	2.49%
Neal Linnihan SEP/IRA (8)	1,088,036	17.59%
Scott and Elizabeth Zbikowski (9)	768,445	12.42%
David Bester (10)	444,445	7.19%
Patrick Kinney (11)	418,794	6.77%
All current directors and executive officers as a group (7) (five persons)	1,858,335	26.60%

26

(1)

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2)

Mr. Polinsky is our Chairman and Chief Executive Officer. Figure includes 128,915 shares of common stock held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci; 292,407 shares of common stock held individually and directly by Mr. Polinsky. The reported figure also includes a presently exercisable non-statutory stock option for the purchase of up to 250,000 shares of common stock.

(3)

Mr. Geraci is a director our company and our Chief Financial Officer. Figure includes 128,915 shares of common stock held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky; 325,481 shares of common stock held individually and directly by Mr. Geraci; 7,677 shares of common stock held individually by Mr. Geraci’s spouse, and 445 shares of common stock held by Mr. Geraci’s minor child. The reported figure also includes a presently exercisable non-statutory stock option for the purchase of up to 250,000 shares of common stock.

(4)	Mr. Liszt is a director of our Company. The reported figures include a presently exercisable non-statutory stock option for the purchase of up to 100,000 shares of common stock.

(5)	Mr. Berman is a director of our Company. The reported figures include a presently exercisable non-statutory stock option for the purchase of up to 100,000 shares of common stock.

(6)	Mr. Zipkin is a director of our Company. The reported figures include a presently exercisable non-statutory stock option for the purchase of up to 100,000 shares of common stock.

(7)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

(8)	Based upon a Schedule 13G filed by Mr. Linnihan, and subsequent information obtained by the Company.

(9)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, and subsequent information obtained by the Company.

(10)	Based upon a Schedule 13G filed by Mr. Bester, and subsequent information obtained by the Company.

(11)	Based upon a Schedule 13G filed by Mr. Kinney (including shares held by Mr. Kinney as a custodian for grandchildren), and subsequent information obtained by the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are as follows:

•

On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,445 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in August 2023. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

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

The entire Board of Directors administers the policy and approves any related-party transactions. In general, after full disclosure of all material facts, review and discussion, the board approves or disapproves related-party transactions by a vote of a majority of the directors who have no direct or indirect interest in such transaction. Procedurally, no director is allowed vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein. If a related-party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party.

Director Independence

The Company currently has five directors, and our Board of Directors has determined that three of our directors—Messrs. Liszt, Berman and Zipkin—qualify as independent directors in accordance with the published listing requirements of the Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2022 and December 31, 2021, as well as the fees billed for other services rendered by Boulay PLLP during year ended December 31, 2022.

	2022	2021
Audit Fees	$136,803	$89,031
Audit-Related Fees	91,940	11,150
Tax Fees	—	18,975
Total	$228,743	$119,156

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2022 and 2021 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 11, 2022)

3.3	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1

Loan and Security Agreement with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust, dated January 3, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2022)

10.2*	Employment agreement with Douglas Polinsky
10.3*	Employment agreement with Joseph Geraci
10.4	Stock Incentive Plan (incorporated by reference to the registrant’s definitive proxy statement filed on December 15, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1/A filed on July 28, 2022)
31.1	Section 302 Certification of the Chief Executive Officer *
31.2	Section 302 Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______________

* Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	April 17, 2023
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	April 17, 2023
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	April 17, 2023
Lyle Berman

/s/ Howard Liszt	Director	April 17, 2023
Howard Liszt

/s/ Laurence Zipkin	Director	April 17, 2023

