Form 10-K/A
period 2022-12-31
Mill City Ventures III, Ltd
filed 2023-05-22
CIK 1425355

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K/A

NOTE OF EXPLANATION

Mill City Ventures III, Ltd. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”), to restate and amend its previously issued audited consolidated financial statements and related financial information for the fiscal year ended December 31, 2022.

The restatement and amendment was undertaken to correct an error arising from the failure to accrue certain cash bonus payments declared and paid to officers and directors in January 2023 but which related to service provided during 2022.  The failure to accrue bonuses as described has also given rise to a conclusion that the company has a material weakness in its internal controls over financial reporting and disclosure controls.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the restatement:

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

•	Part III, Item 11, Executive and Director Compensation

Except as described in this Note of Explanation, the information contained in the Original Filing has not been updated to reflect any subsequent events.

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

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future.  Nevertheless, various future developments may cause us to seek or require additional financing.  For instance, our letter of intent with Mustang Litigation Funding contemplates an additional financing, of some kind, being undertaken by us as a condition to the closing of that transaction. In addition, we may determine to seek additional financing in order to avail ourselves of additional opportunities to provide specialty finance solutions to borrowers.  Alternatively, we may seek additional financing in the event that a material portion of our investments default, leaving us with little means to pay for our operations and continue making investments.

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

	Market Price (High/Low) 2022	Market Price (High/Low) 2021
First Quarter	$ 5.00 – 2.00	$ 6.45 – 2.42
Second Quarter	$ 4.55 - 2.20	$ 6.25 – 3.60
Third Quarter	$ 4.32 - 1.84	$ 5.50 – 3.50
Fourth Quarter	$ 2.73 - 1.81	$ 4.15 – 2.66

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

Results of Operations

	For the Year Ended December 31,
	2022 (Restated)	2021
Investment Income:
Interest Income	$4,199,453	$2,656,201

Operating Expenses:
General Operating Expenses	140,993	107,203
Legal and Accounting Expenses	1,592,218	453,440
Executive Management Compensation	941,590	556,432
Insurance Expense	111,110	108,165
Director's Fees	417,073	120,000
Interest Expense	195,893	9,511

Net Investment Gain	$800,576	$1,301,450

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

As the table above indicates, we incurred operating expenses aggregating $3,398,877 for the year ended December 31, 2022, and $1,354,751 for the year ended December 31, 2021. A summary of the various components of our operating expenses for these periods is set forth below.

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

Executive Management Compensation.  Our executive management compensation was $941,590 for the year ended December 31, 2022 and $556,432 for the year ended December 31, 2021. The increase is due to an accrued cash bonus at December 31, 2022, paid in January, 2023.

Director’s Fees.  Our director’s fees were $417,073 for the year ended December 31, 2022 and $120,000 for the year ended December 31, 2021. The increase is due to a one-time director’s stock bonus in April, 2022 and an accrued cash bonus at December 31, 2022, paid in January, 2023

Interest Expense.  Our interest expense was $195,893 for the year ended December 31, 2022 and $9,511 for the year ended December 31, 2021. The increase is due to our use of the line of credit arrangement we entered into in 2022 (see Liquidity and Capital Resources below for more information on the “Loan Agreement” comprising our line of credit).

For the year ended December 31, 2022 our net investment gain was $800,576. For the year ended December 31, 2021, our net investment gain was $1,301,450. The decreased net investment gain during 2022 was primarily the result of an accrued bonus at December 31, 2022 that was paid to our executive management team and directors in January, 2023, offset by higher interest income earned during 2022 from the short-term specialty finance solutions we provided in the form of short-term promissory notes bearing higher rates of interest and return, including related origination fees, offset by.

Financial Condition

For the year ended December 31, 2022, we had an increase in net assets of $4,457,511. This increase in net assets was primarily due to the capital we raised during our August 2022 public offering and an increase in our interest income earned from the short-term loans we provided. Our net assets increased by $1,773,162 for the year ended December 31, 2021, primarily due to the increase in our interest income earned from the short-term loans we provided.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Year Ended December 31,
	2022	2021
Cash flows provided (used) by:
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

Correction of Misstatements

As discussed in Note 13 to the financial statements, the 2022 financial statements have been restated to correct for misstatements related to the accounting for accrued compensation.

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

 MN: Eden Prairie, Mankato, Minneapolis  (t) 952.893.9320 FL: Naples  (t) 239.325.1100

BoulayGroup.com

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

Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota

April 17, 2023, except Note 13, as to which the date is

May 22, 2023

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2022 Restated	December 31, 2021
ASSETS
Investments, at fair value:	$16,708,432	$14,098,675
Non-control/non-affiliate investments (cost: $17,359,804 and $13,933,057 respectively)
Cash	1,089,641	1,936,148
Note receivable, related party	250,000	250,000
Prepaid expenses	218,440	83,674
Interest and dividend receivables	250,879	324,350
Right-of-use operating lease asset	16,398	4,984
Deferred taxes	201,000	—
Total Assets	$18,734,790	$16,697,831

LIABILITIES
Accounts payable	$776,514	$64,028
Dividend payable	—	100
Payable for purchase of investments	—	1,900,000
Operating lease liability	16,562	5,654
Deferred interest income	70,154	—
Accrued income tax	—	1,269,000
Deferred taxes	—	45,000
Total Liabilities	863,230	3,283,782
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,185,255 and 4,795,739 outstanding)
Additional paid-in capital	15,043,291	10,694,163
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,086,739)	(1,877,667)
Accumulated undistributed net realized gains on investment transactions	5,713,829	5,580,810
Net unrealized appreciation (depreciation) in value of investments	(651,371)	165,618
Total Shareholders' Equity (Net Assets)	17,871,560	13,414,049
Total Liabilities and Shareholders' Equity	$18,734,790	$16,697,831
Net Asset Value Per Common Share	$2.89	$2.80

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2022 Restated	December 31, 2021
Investment Income
Interest income	$4,199,453	$2,656,201
Total Investment Income	4,199,453	2,656,201
Operating Expenses
Professional fees	1,592,218	453,440
Payroll	941,590	556,432
Insurance	111,110	108,165
Occupancy	73,146	66,459
Director's fees	417,073	120,000
Interest expense	195,893	9,511
Other general and administrative	67,847	40,744
Total Operating Expenses	3,398,877	1,354,751
Net Investment Gain	800,576	1,301,450
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	133,019	4,118,001
Net change in unrealized depreciation on investments	(816,989)	(1,533,703)
Net Realized and Unrealized Gain (Loss) on Investments	(683,970)	2,584,298
Net Increase in Net Assets Resulting from Operations Before Taxes	116,606	3,885,748

Provision For Income Taxes	9,648	1,054,698
Net Increase in Net Assets Resulting from Operations	$106,958	$2,831,050

Net Increase in Net Assets Resulting from Operations per share:
Basic and diluted	$0.02	$0.59

Weighted-average number of common shares outstanding - basic and diluted	5,333,028	4,795,242

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2022 and 2021

Year Ended December 31, 2022 Restated	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in public offering net of underwriting costs and warrants	1,250,000	1,250	3,839,372	—	—			3,840,622
Warrants issued to underwriter			201,173					201,173
Common shares issued in reverse stock split rounding	735	—	—					—
Common shares issued in stock-based compensation	61,004	97	149,218	—	—			149,315
Common shares issued in consideration for expense payment	77,777	78	159,365	—	—			159,443
Undistributed net investment gain		—	—	—	790,928	—	—	790,928
Undistributed net realized gain on investment transactions		—	—	—	—	133,019	—	133,019
Depreciation in value of investments		—	—	—	—	—	(816,989)	(816,989)
Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560

Year Ended December 31, 2021	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2020	4,793,739	$10,786	$10,673,014	$(1,159,665)	$(2,124,419)	$2,541,850	$1,699,321	$11,640,887
Dividend Declared		—	—	—	—	(1,079,041)	—	(1,079,041)
Common shares issued in consideration for expense payment	2,000	4	21,149	—	—			21,153
Undistributed net investment gain		—	—	—	246,752	—	—	246,752
Undistributed net realized gain on investment transactions		—	—	—	—	4,118,001	—	4,118,001
Depreciation in value of investments		—	—	—	—	—	(1,533,703)	(1,533,703)
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2022 Restated	December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$106,958	$2,831,050
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	816,989	1,533,703
Net realized gain on investments	(133,019)	(4,118,001)
Purchases of investments	(23,558,458)	(27,029,292)
Proceeds from sales of investments	20,264,731	22,188,562
Deferred income taxes	(246,000)	(213,000)
Stock-based compensation to employees and vendors	308,758	15,403
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(146,180)	(21,475)
Interest and dividends receivable	73,471	(258,439)
Receivable for investment sales	—	19,313
Payable for investment purchase	(1,900,000)	1,900,000
Accounts payable and other liabilities	723,294	10,804
Deferred interest income	70,154	—
Accrued income taxes	(1,269,000)	1,255,278
Net cash used in operating activities	(4,888,302)	(1,886,094)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and offering costs	4,041,795	—
Proceeds from line of credit	9,793,800	—
Repayments on line of credit	(9,793,800)	—
Payments for common stock dividend	—	(1,618,337)
Net cash provided (used) by financing activities	4,041,795	(1,618,337)
Net decrease in cash	(846,507)	(3,504,431)
Cash, beginning of period	1,936,148	5,440,579
Cash, end of period	$1,089,641	$1,936,148

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$428,948	$32,398
Cash paid for interest	$195,894	$9,511
Non-cash financing activities:
Common shares issued as consideration for investment	$—	$5,750

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2022 Restated

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 18% secured loans
Liberated Syndication Inc.	$2,250,000	$2,255,625	12.62%
Business Services - 15% secured loans
Mustang Litigation Funding	5,000,000	4,975,955	27.84%
Consumer - 15% secured loans	400,000	398,635	2.23%
Intelligent Mapping, LLC	2,900,000	2,873,893	16.08%
Financial - 33% secured loans
Benton Financial, LLC	2,479,125	2,478,030	13.87%
Financial - 12% secured loans	500,000	345,421	1.93%
Information Technology - 15% convertible note	212,500	213,656	1.20%
Real Estate - 15% secured loans	745,000	746,354	4.17%
Real Estate - 12% secured loans
Alatus Development Corp	1,000,000	998,363	5.59%
Total Short-Term Non-Banking Loans	15,486,625	15,285,932	85.53%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	5.04%
Information Technology	150,000	300,000	1.68%
Total Preferred Stock	1,050,000	1,200,000	6.72%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.19%
Financial	610,000	10,000	0.06%
Total Other Equity	822,500	222,500	1.25%

Total Investments	$17,359,804	$16,708,432	93.50%

Total Cash	1,089,641	1,089,641	6.10%

Total Investments and Cash	$18,449,445	$17,798,073	99.60%

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

NOTE 3 — NET GAIN PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2022	2021
Numerator: Net increase in net assets resulting from operations	$106,958	$2,831,050
Denominator: Weighted-average number of common shares outstanding	5,333,028	4,795,242
Basic and diluted net gain per common share	$0.02	$0.59

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

Rent expense for office facilities for the year ended December 31, 2022 and 2021 was $73,146 and $66,459, respectively.

The components of our operating leases were as follows for the years ended December 31:

	2022	2021

Operating lease costs	$21,291	$19,116
Variable lease cost	18,325	17,613
Short-term lease cost	33,530	29,730
Total	$73,146	$66,459

Supplemental balance sheet information consisted of the following at December 31:

Operating Lease	2022	2021
Right-of-use assets	$16,398	$4,984

Operating Lease Liability	$16,562	$5,654
Less: short term portion	(16,562)	(5,654)
Long term portion	$—	$—

Maturity analysis under lease agreements consisted of the following as of December 31:

	2022	2021
2022	$—	$5,698
2023	16,675	—
Total lease payments	16,675	5,698
Less: Present value discount	(113)	(44)
Present value of lease liabilities	$16,562	$5,654

Supplemental cash flow information related to leases for the years ended December 31:

	2022	2021
Operating cash outflow from operating leases	$75,146	$66,459

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

NOTE 6 — INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Warrants	679	—	—	—
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

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

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2022, according to the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$15,285,932	$15,285,932
Preferred Stock	—	—	1,200,000	1,200,000
Warrants	—	—	—	—
Other Equity	—	—	222,500	222,500
Total	$—	$—	$16,708,432	$16,708,432

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2021, according to the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$11,650,000	$11,650,000
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	436,175	—	—	436,175
Warrants	—	—	—	—
Other Equity	—	—	812,500	812,500
Total	$436,175	$—	$13,662,500	$14,098,675

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2022:

	For the year ended December 31, 2022
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2022	$11,650,000	$1,200,000	$—	$—	$812,500
Net change in unrealized depreciation	(200,693)	—	—	—	(600,000)
Purchases and other adjustments to cost	23,548,458	—	—	—	10,000
Sales and redemptions	(19,711,833)	—	—	—	—
Balance as of December 31, 2022	$15,285,932	$1,200,000	$—	$—	$222,500

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

NOTE 11 — INCOME TAXES

Presently, we are a “C-corporation” for tax purposes and have booked an income tax provision for the years ended December 31, 2022 and 2021.  Income taxes for the year ended December 31, 2022, and 2021 are described below.

	December 31
	2022	2021
Current taxes
Federal	$268,803	$909,530
State	(13,155)	357,168
Deferred taxes
Federal	(246,000)	(212,000)
State	—	—
Provision for income taxes	$9,648	$1,054,698

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal year 2022 and 2021 is as follows:

	2022	2021
Rate reconciliation:
Tax expense at U.S. statutory rate	$97,503	$1,080,213
Change in deferred tax rate	450	(8,796)
Provision-to-return reconciliation	(18,536)	(14,743)
Temporary differences	(71,856)	—
Other	2,087	(1,976)
Income tax provision	$9,648	$1,054,698

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

	December 31
	2022	2021
Deferred tax components
Unrealized (gain) loss on marketable securities	$156,590	$(46,660)
Depreciation	1,781	2,458
R&D and foreign credits	43,828	—
Lease liability	(39)	—
Other	(1,160)	(798)
Net deferred tax asset (liability)	$201,000	$(45,000)

NOTE 12 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2022 through 2018:

	Year Ended December 31,
	2022 Restated	2021	2020	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$2.80	2.44	2.05	2.30	1.96
Net investment gain (loss)	0.13	0.27	0.11	(0.14)	(0.11)
Net realized and unrealized gains	(0.11)	0.54	0.41	0.00	0.45
Provision for income taxes	0.00	(0.23)	(0.05)	0.00	0.00
Stock-based compensation	0.05	0.00	(0.02)	0.00	0.00
Repurchase of common stock	0.00	0.00	0.05	0.00	0.00
Other changes in equity	0.02	0.00	0.00	0.00	0.00
Payment of common stock dividend	0.00	(0.22)	(0.11)	(0.11)	0.00
Net asset value at end of period	$2.89	2.80	2.44	2.05	2.30

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.70	2.95	1.40	0.36	2.03
Shares outstanding at end of period	6,185,255	4,795,739	4,793,739	4,918,845	4,918,845
Average weighted shares outstanding for the period	5,333,028	4,795,242	4,830,691	4,918,845	4,918,845
Net assets at end of period	$17,871,560	13,414,049	11,640,887	10,068,533	11,278,889
Average net assets (2)	$15,639,394	13,155,207	10,504,563	11,473,535	10,341,702
Total investment return	1.43%	24.07%	23.08%	(5.88)%	17.24%
Portfolio turnover rate (3)	129.57%	168.67%	61.11%	7.63%	26.93%
Ratio of operating expenses to average net assets (3)	(21.73)%	(10.30)%	(7.16)%	(7.27)%	(6.59)%
Ratio of net investment income (loss) to average net assets (3)	5.12%	9.89%	5.35%	(5.86)%	(5.13)%
Ratio of realized gains (losses) to average net assets (3)	0.85%	31.30%	0.05%	28.35%	(5.62)%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying financial statements for the year ended December 31, 2022. The restatement reflects adjustments to correct for a misstatement related to the accounting for a cash bonus paid to management and directors of the Company. The bonus was approved and paid in January, 2023 for services rendered by the employees and directors during 2022. The Company has determined the bonus should have been accrued for as of December 31, 2022 and expensed during the year ended December 31, 2022.

The impact of this correction on the 2022 financial statements is as follows:

	December 31, 2022
	As Reported	As Restated
Balance Sheet
Prepaid expenses	$49,219	$218,440
Accounts payable	136,514	776,514
Accumulated undistributed investment loss	(615,960)	(1,086,739)
Total Shareholders' Equity (Net Assets)	18,342,339	17,871,560
Net Asset Value Per Common Share	$2.97	$2.89

Statement of Operations
Payroll	$541,590	$941,590
Director's fees	177,073	417,073
Net Increase in Net Assets Resulting from Operations Before Taxes	756,606	116,606
Provision For Income Taxes	178,869	9,648
Net Increase in Net Assets Resulting from Operations	577,737	106,958

There was no impact on cash as a result of this misstatement, and, as such, the statement of cash flows for the corresponding adjustments reflects an adjustment to net income and to the balance sheet items, resulting in no change to cash flows from operations for the period impacted.

NOTE 14 — SUBSEQUENT EVENTS

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

As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls were not effective as of December 31, 2022 due to a material weakness in our controls related to the proper accounting for transactions in accordance with GAAP. In order to remediate this matter, we plan to retain the assistance of an accounting expert to assist in the accounting and reporting of transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness described above. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control

Other than the material weakness mentioned above, there were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. Under his leadership, Campbell Mithun grew to be one of the 20 largest agencies in the world. He currently serves on the board of  Wisdom Gaming.  Mr. Liszt has served as a Board member for several industry-leading companies including Land O' Lakes, ShuffleMaster, Ocular Sciences, Coleman Natural Foods, and Eggland’s Best. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

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

Name and Principal Position	Year	Salary	Cash Bonus Restated (1)	Stock Awards	Option Awards (2)	All Other Compensation*	Total
Douglas M. Polinsky,	2022	$100,000	$250,000	$12,683	$530,000	$35,045	$927,728
Chief Executive Officer	2021	$100,000	$100,000	$-	$-	$34,984	$234,984
Joseph A. Geraci, II,	2022	$150,000	$250,000	$12,683	$530,000	$44,042	$986,725
Chief Executive Officer	2021	$150,000	$100,000	$-	$-	$41,197	$291,197

(1)	$200,000 of the 2022 cash bonus amount reflected in the table was declared by the Compensation Committee and paid to the executive in January, 2023
(2)

The 2022 option award amount reflects the grant date fair value of options granted to the executive in November, 2022, subject to shareholder approval subsequently obtained in January, 2023, using the Black-Scholes valuation method in accordance with FASB ASC Topic 718.

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

Director Compensation

For 2022, we paid a total of $417,072 in director fees to our independent directors. Presently, each such director receives an annualized cash fee of $40,000, generally paid in quarterly installments.

Name	Year	Option Awards (1)	Compensation	Bonus Restated (2)	Total
Joseph A. Geraci, II	2022	$-	$-	$-	$-
Douglas M. Polinsky	2022	$-	$-	$-	$-
Lyle Berman	2022	$212,000	$40,000	$99,024	$139,024
Howard P. Liszt	2022	$212,000	$40,000	$99,024	$139,024
Laurence S. Zipkin	2022	$212,000	$40,000	$99,024	$139,024

(3)	Amount represents the grant date fair value in accordance with FASB ASC Topic 718.
(4)	$80,000 of the 2022 cash bonus amount reflected in the table was declared by the Board of Directors and paid to the director in January, 2023.

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

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 11, 2022)
3.3	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Loan and Security Agreement with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust, dated January 3, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2022)
10.2	Employment agreement with Douglas Polinsky (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K filed on April 17, 2023)
10.3	Employment agreement with Joseph Geraci (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 17, 2023)
10.4	Stock Incentive Plan (incorporated by reference to the registrant’s definitive proxy statement filed on December 15, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1/A filed on July 28, 2022)
31.1	Section 302 Certification of the Chief Executive Officer *
31.2	Section 302 Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______________

 * Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: May 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	May 22, 2023
Douglas M. Polinsky	Director (principal executive officer)	May 22, 2023

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	May 22, 2023
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	May 22, 2023
Lyle Berman

/s/ Howard Liszt	Director	May 22, 2023
Howard Liszt

/s/ Laurence Zipkin	Director	May 22, 2023

