Form 10-Q
period 2023-03-31
Mill City Ventures III, Ltd
filed 2023-05-22
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, Mill City Ventures III, Ltd. had 6,185,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Investments, at fair value:	$19,712,356	$16,708,432
Non-control/non-affiliate investments (cost: $19,715,304 and $17,359,804 respectively)
Cash	439,829	1,089,641
Note receivable, related party	250,000	250,000
Prepaid expenses	267,568	218,440
Interest and dividend receivables	366,391	250,879
Right-of-use operating lease asset	10,903	16,398
Deferred taxes	461,000	201,000
Total Assets	$21,508,047	$18,734,790

LIABILITIES
Accounts payable	$91,038	$776,514
Line of credit	2,750,000	—
Operating lease liability	11,067	16,562
Deferred interest income	42,217	70,154
Total Liabilities	2,894,322	863,230

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,185,255 outstanding)	12,215	12,215
Additional paid-in capital	15,043,291	15,043,291
Additional paid-in capital - stock options	1,460,209	—
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,853,206)	(1,086,739)
Accumulated undistributed net realized gains on investment transactions	5,113,829	5,713,829
Net unrealized appreciation (depreciation) in value of investments	(2,948)	(651,371)
Total Shareholders' Equity (net assets)	18,613,725	17,871,560
Total Liabilities and Shareholders' Equity	$21,508,047	$18,734,790
Net Asset Value Per Common Share	$3.01	$2.89

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income
Interest income	$864,028	$1,000,206
Total Investment Income	864,028	1,000,206
Operating Expenses
Professional fees	129,851	198,518
Payroll	1,130,439	196,442
Insurance	27,000	30,097
Occupancy	19,043	16,812
Director's fees	532,968	30,000
Interest expense	34,667	66,939
Other general and administrative	15,827	7,010
Total Operating Expenses	1,889,795	545,818
Net Investment Gain (Loss)	(1,025,767)	454,388
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(600,000)	138,770
Net change in unrealized appreciation (depreciation) on investments	648,423	(22,047)
Net Realized and Unrealized Gain on Investments	48,423	116,723
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$(977,344)	$571,111

Provision (Benefit) for Income Taxes	(259,300)	159,000
Net Increase (Decrease) in Net Assets Resulting from Operations	$(718,044)	$412,111

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.12)	$0.09

Weighted-average number of common shares outstanding - basic and diluted	6,185,255	4,795,739

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options		—	1,460,209	—	—	—	—	1,460,209
Net investment loss, net of tax benefit of $259,300		—	—	—	(766,467)	—	—	(766,467)
Net realized loss on investment transactions		—	—	—	—	(600,000)	—	(600,000)
Appreciation in value of investments		—	—	—	—	—	648,423	648,423
Balance as of March 31, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,853,206)	$5,113,829	$(2,948)	$18,613,725

Three Months Ended March 31, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Net investment gain, net of tax of $159,000		—	—	—	295,388	—	—	295,388
Net realized gain on investment transactions		—	—	—	—	138,770	—	138,770
Depreciation in value of investments		—	—	—	—	—	(22,047)	(22,047)
Balance as of March 31, 2022	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,582,279)	$5,719,580	$143,571	$13,826,160

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(718,044)	$412,111
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(648,423)	22,047
Net realized (gain) loss on investments	600,000	(138,770)
Purchases of investments	(6,900,500)	(7,025,000)
Proceeds from sales of investments	3,945,000	1,152,898
Issuance of stock options	1,460,209	—
Deferred income taxes	(260,000)	(6,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,633)	59,000
Interest and dividends receivable	(115,512)	(238,643)
Accounts payable and other liabilities	(690,971)	35,229
Deferred interest income	(27,938)	272,000
Accrued income taxes	—	165,000
Payable for investment purchase	—	(1,900,000)
Net cash used in operating activities	(3,399,812)	(7,190,128)
Cash flows from financing activities:
Proceeds from line of credit	2,750,000	5,325,000
Net cash provided by financing activities	2,750,000	5,325,000
Net decrease in cash	(649,812)	(1,865,128)
Cash, beginning of period	1,089,641	1,936,148
Cash, end of period	$439,829	$71,020

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$5,000,000	$5,000,678	27.26%
Consumer - 15% secured loans	408,000	406,994	2.22%
Intelligent Mapping, LLC	2,900,000	2,892,010	15.77%
Financial - 33% secured loans
Benton Financial, LLC	1,986,625	1,984,769	10.82%
Financial - 34% secured loans
Benton Financial, LLC	1,165,000	1,163,911	6.35%
Financial - 36% secured loans
Benton Financial, LLC	1,025,000	1,024,042	5.58%
Financial - 12% secured loans	500,000	366,079	1.99%
Information Technology - 15% convertible note	212,500	213,456	1.16%
Real Estate - 18% secured loans	2,500,000	2,492,891	13.59%
Real Estate - 15% secured loans	745,000	747,786	4.07%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,000,418	10.91%
Total Short-Term Non-Banking Loans	18,442,125	18,293,034	99.72%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	4.91%
Information Technology	150,000	300,000	1.64%
Total Preferred Stock	1,050,000	1,200,000	6.55%

Common Stock
Consumer	212,500	209,322	1.14%

Warrants
Healthcare	679	-	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$19,715,304	$19,712,356	107.46%

Total Cash	439,829	439,829	2.40%

Total Investments and Cash	$$20,155,133	$$20,152,185	109.86%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 18% secured loans
Liberated Syndication Inc.	$2,250,000	$2,255,625	12.62%
Business Services - 15% secured loans
Mustang Litigation Funding	5,000,000	4,975,955	27.84%
Consumer - 15% secured loans	400,000	398,635	2.23%
Intelligent Mapping, LLC	2,900,000	2,873,893	16.08%
Financial - 33% secured loans
Benton Financial, LLC	2,479,125	2,478,030	13.87%
Financial - 12% secured loans	500,000	345,421	1.93%
Information Technology - 15% convertible note	212,500	213,656	1.20%
Real Estate - 15% secured loans	745,000	746,354	4.17%
Real Estate - 12% secured loans
Alatus Development Corp	1,000,000	998,363	5.59%
Total Short-Term Non-Banking Loans	15,486,625	15,285,932	85.53%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	5.04%
Information Technology	150,000	300,000	1.68%
Total Preferred Stock	1,050,000	1,200,000	6.72%

Warrants
Healthcare	679	-	0.00%

Other Equity
Consumer	212,500	212,500	1.19%
Financial	610,000	10,000	0.06%
Total Other Equity	822,500	222,500	1.25%

Total Investments	$17,359,804	$16,708,432	93.50%

Total Cash	1,089,641	1,089,641	6.10%

Total Investments and Cash	$$18,449,445	$$17,798,073	99.60%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

March 31, 2023

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

March 31, 2023

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2020 through 2022, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2023.

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

Stock-based compensation:  The Company’s stock-based compensation consists of stock options issued to certain employees and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black Sholes option-pricing method. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Management and service fees:

We do not incur expenses related to management and service fees. Our executive management team manages our investments as part of their employment responsibilities.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2023 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$18,442,125	93.5%	$18,293,034	92.8%
Preferred Stock	1,050,000	5.3	1,200,000	6.1
Common Stock	212,500	1.1	209,322	1.1
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	—
Total	$19,715,304	100.0%	$19,712,356	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Warrants	679	—	—	—
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2023:

	Investments at Fair Value	Percentage of Fair Value

Business Services	$5,000,678	25.3%
Consumer	4,408,326	22.4
Financial	4,548,801	23.1
Information Technology	513,456	2.6
Real Estate	5,241,095	26.6
Total	$19,712,356	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2022:

	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,231,580	43.3%
Consumer	4,385,028	26.2
Financial	2,833,451	17.0
Information Technology	513,656	3.1
Real Estate	1,744,717	10.4
Total	$16,708,432	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2023 may differ materially from values that would have been used had a readily available market for those investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2023, according to the fair value hierarchy:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$18,293,034	$18,293,034
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	61,645	147,677	—	209,322
Other Equity	—	—	10,000	10,000
Total	$61,645	$147,677	$19,503,034	$19,712,356

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2022, according to the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$15,285,932	$15,285,932
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	—	—	—	—
Other Equity	—	—	222,500	222,500
Total	$—	$—	$16,708,432	$16,708,432

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2023	$15,285,932	$1,200,000	$—	$—	$222,500
Net change in unrealized appreciation	51,602	—	—	—	600,000
Purchases and other adjustments to cost	6,900,500	—	—	—	—
Sales and redemptions	(3,945,000)	—	—	—	—
Net realized loss	—	—	—	—	(600,000)
Transfers out of level 3	—	—	—	—	(212,500)
Balance as of March 31, 2023	$18,293,034	$1,200,000	$—	$—	$10,000

The net change in unrealized appreciation for the three months ended March 31, 2023 attributable to Level 3 portfolio investments still held as of March 31, 2023 was $651,602.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

The following table lists our Level 3 investments held as of March 31, 2023 and the unobservable inputs used to determine their valuation:

Security Type	3/31/23 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$18,293,034	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-36%
Other Equity	10,000	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$19,503,034

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2022:

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

The net change in unrealized depreciation for the year ended December 31, 2022 attributable to Level 3 portfolio investments still held as of December 31, 2022 was $651,371.

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

March 31, 2023

NOTE 6 – INCOME TAXES

Presently, we are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below.

As of March 31, 2023 and December 31, 2022, we have a deferred tax asset of $461,000 and $201,000, respectively. As of March 31, 2023, our net deferred tax asset consists of net operating losses (NOLs), foreign tax credit carryforwards, unrealized investment gain/loss, future tax-deductible stock option expenses, and right of use assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of March 31, 2023 and December 31, 2022 we had prepaid income taxes of $178,600 and $179,300, respectively. We recorded a benefit from income taxes of $259,300 (26 percent effective tax rate) and a provision for income taxes of $159,000 (28 percent effective tax rate) during the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, we had a federal NOL of approximately $168,000.  The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $168,000. States may vary in their treatment of post-2017 NOLs. Minnesota is the only state carrying forward a NOL which was $100,000 at March 31, 2023.  The state NOL carryforwards may expire in 2043 if not used.

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

At March 31, 2023 and December 31, 2022, the balance outstanding on the line was $2,750,000 and $0, respectively, with a maturity date of January 3, 2027.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 8 – STOCK-BASED COMPENSATION

The Board approved a 2022 Stock Incentive Plan which authorized 900,000 shares of common stock available to be issued. To date, 870,000 shares were issued under the Plan, leaving 30,000 shares available for issuance.

The following table summarizes the activity for all stock options outstanding for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—
Granted	870,000	2.11
Exercised	—	—
Forfeited	—	—
Balance at March 31	870,000	$2.11

Options exercisable at March 31:	870,000	$2.11

Weighted Average Grant Date Fair Value for options granted during the period:		$1,242,902

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
870,000	9.85	$2.11	$175,100	870,000	$2.11	$175,100

The Company recognized stock-based compensation expense for stock options of $1,460,209 for the three months ended March 31, 2023.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31, 2023:

2023
Risk-free interest rate	3.48%
Expected volatility	90.00%
Expected life (years)	5.0
Expected dividend yield	—%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. The price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 9 – SHAREHOLDERS’ EQUITY

At March 31, 2023, we had 6,185,255 shares of common stock issued and outstanding.

On August 9, 2022, the Company effected a stock combination (reverse stock split) of its common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock.  Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share.  The reverse stock split was approved by the Company's board of directors in accordance with Minnesota law and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under the Company's articles of incorporation.  This reduction was affected pursuant to the filing of articles of amendment with the Minnesota Secretary of State indicating that the Company, on a post-reverse-split basis, is authorized to issue up to 111,111,111 shares of capital stock. All share and per share information has been retrospectively adjusted to reflect the reverse stock split.

NOTE 10 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended March 31,
	2023	2022
Numerator: Net increase (decrease) in net assets resulting from operations	$(718,044)	$412,111
Denominator: Weighted-average number of common shares outstanding	6,185,255	4,795,739
Basic and diluted net gain (loss) per common share	$(0.12)	$0.09

NOTE 11 – OPERATING LEASES

We are a party to two non-cancelable operating leases for office space expiring April 2, 2023. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of March 31, 2023 and March 31, 2022 was 4.5% and the weighted-average remaining lease term is one year.

Rent expense for office facilities for the three months ended March 31, 2023 and 2022 was $19,043 and $16,812, respectively.

The components of our operating leases were as follows for the three months ended March 31:

	Three Months Ended
	March 31, 2023	March 31, 2022

Operating lease costs	$5,504	$4,779
Variable lease cost	4,905	4,601
Short-term lease cost	8,634	7,432
Total	$19,043	$16,812

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

Supplemental balance sheet information consisted of the following at March 31:

Operating Lease	2023	2022
Right-of-use assets	$10,903	$—

Operating Lease Liability	$11,067	$—
Less: short term portion	(11,067)	—
Long term portion	$—	$—

Maturity analysis under this lease extension agreement consists of the following as of March 31:

	2023	2022
2022	$—	$18,164
2023	11,226	14,859
Total lease payments	11,226	33,023
Less: Present value discount	(159)	(1,035)
Present value of lease liabilities	$11,067	$31,988

NOTE 12 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2023 through 2019:

	Three Months Ended March 31,
	2023	2022	2021	2020	2019
Per Share Data (1)
Net asset value at beginning of period	$2.89	2.79	2.43	2.05	2.30
Net investment income (loss)	(0.17)	0.09	0.00	0.00	(0.05)
Net realized and unrealized gains (losses)	0.01	0.02	0.50	(0.07)	0.27
Provision for income taxes	0.04	(0.02)	(0.14)	0.00	0.00
Issuance of stock options	0.24	0.00	0.00	0.00	0.00
Repurchase of common stock	0.00	0.00	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	0.00	0.00	(0.11)
Net asset value at end of period	$3.01	2.88	2.79	1.98	2.41

Ratio / Supplemental Data
Per share market value of investments at end of period	$3.19	4.19	2.81	0.92	1.76
Shares outstanding at end of period	6,185,255	4,795,739	4,794,184	4,918,845	4,918,845
Average weighted shares outstanding for the period	6,185,255	4,795,739	4,793,739	4,918,845	4,918,845
Net assets at end of period	$18,613,725	13,826,160	13,391,679	9,786,615	11,890,188
Average net assets (2)	$18,242,642	13,620,104	12,516,283	9,927,574	12,911,895
Total investment return	(4.15)%	3.23%	14.81%	(3.30)%	4.90%
Portfolio turnover rate (3)	21.63%	8.46%	40.24%	0.75%	0.93%
Ratio of operating expenses to average net assets (3)	(35.82)%	(15.28)%	(16.20)%	(7.82)%	(6.06)%
Ratio of net investment income (loss) to average net assets (3)	(20.92)%	14.24%	0.42%	0.87%	(4.87)%
Ratio of realized gains (losses) to average net assets (3)	(12.68)%	4.20%	133.32%	1.00%	137.57%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2022, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2023, we made $6,900,500 of investments and loans and had $3,945,000 of redemptions and repayments, resulting in net investments at amortized cost of $19,715,304 as of March 31, 2023.

During the three months ended March 31, 2022, we made $7,025,000 of investments and loans and had $1,152,898 of redemptions and repayments, resulting in net investments at amortized cost of $19,943,929 as of March 31, 2022.

Our portfolio composition by major class, based on fair value at March 31, 2023, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$18,293,034	92.8%
Equity/Other	1,419,322	7.2
Total	$19,712,356	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Investment Income:	$864,029	$1,000,206
Operating Expenses:	(1,889,796)	(545,818)
Net Investment Gain (Loss)	$(1,025,767)	$454,388

Investment Income

We generate revenue primarily in the form of interest income derived from the short-term non-banking loans we provide, together with fees we charge in connection with those loans, such as commitment, origination, structuring, diligence, or consulting fees. Any such fees will be recognized as earned. In some cases, the interest payable to us on the short-term loans we provide may accrue or be paid in the form of additional debt. The principal amount of the debt instruments, together with any accrued but unpaid interest thereon, will generally become due at the maturity date of those debt instruments. On occasion, we may also generate revenue from dividends and capital gains on equity investments we make, if any, or on warrants or other equity interests that we may acquire.

For the three months ended March 31, 2023 and 2022, our total investment income was $864,028 and $1,000,206, respectively. The decrease is due to a decrease in our short-term non-bank lending activity. Our loan portfolio generates interest income, with an average rate on the loans of 18.9%.

Professional Fees

For the three months ended March 31, 2023 and 2022, we had $129,851 and $198,518 of professional fees expense, respectively. The decrease is due to the decrease in our short-term non-bank lending activity and the legal costs incurred to close those deals.

Payroll and Directors Fees

For the three months ended March 31, 2023 and 2022, we had $1,130,439 and $196,442 of payroll expense, respectively. In addition, director fees were $532,968 and $30,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in the current period was due in large part to the company’s issuance of 870,000 10-year options to directors, officers and consultants to the company in November and December 2022 (which were issued subject to shareholder approval). On January 20, 2023 the company approved the options at a special meeting held for that purpose. These options generated a noncash expense of $1,460,209.

Interest Expense

For the three months ended March 31, 2023 and 2022, we had $34,667 and $66,939 of interest expense, respectively. The decrease is due less borrowing on the line of credit during the first quarter of 2023.

Net Realized Gain (Loss) from Investments

For the three months ended March 31, 2023, we had $3,945,000 of proceeds from sale of investments, resulting in $600,000 of realized losses. For the three months ended March 31, 2022, we had $1,152,898 of proceeds from sale of investments, resulting in $138,770 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2023, our investments included $648,423 of unrealized appreciation. For the three months ended March 31, 2022, our investments included $22,047 of unrealized depreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2023, we recorded a net decrease in net assets from operations of $718,044. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2023, our per-share net decrease in net assets from operations was $0.12. For the three months ended March 31, 2022, we recorded a net increase in net assets from operations of $412,111. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2022, our per-share net increase in net assets from operations was $0.09.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2023, net cash used in operating activities was $3,399,812. Cash flows used in operating activities for the three months ended March 31, 2023 were primarily related to purchases of investments totaling $6,900,500, offset by redemptions and repayments totaling 3,945,000. For the three months ended March 31, 2022, net cash used in operating activities was $7,190,128. Cash flows provided in operating activities for the three months ended March 31, 2022 were primarily related to purchases of investments totaling $7,025,000.

FINANCIAL CONDITION

As of March 31, 2023, we had cash of $439,829, a decrease of $649,812 from December 31, 2022. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.” As of the date of this filing, we expect that substantially all of our temporary investments will be redeployed into portfolio company investments by December 31, 2023.

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2023, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on April 17, 2023 (related to our year ended December 31, 2022) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

 ___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: May 22, 2023	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer

Date: May 22, 2023	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer

