Form 10-Q
period 2023-06-30
Mill City Ventures III, Ltd
filed 2023-08-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or
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

As of August 15, 2023, Mill City Ventures III, Ltd. had 6,185,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investments, at fair value:	$16,528,425	$16,708,432
Non-control/non-affiliate investments (cost: $16,552,481 and $17,359,804 respectively)
Cash	1,101,527	1,089,641
Note receivable	250,000	250,000
Prepaid expenses	158,839	218,440
Interest and dividend receivables	309,299	250,879
Right-of-use lease asset	5,483	16,398
Deferred taxes	428,000	201,000
Total Assets	$18,781,573	$18,734,790

LIABILITIES
Accounts payable	$77,311	$776,514
Operating lease liability	5,537	16,562
Deferred interest income	14,279	70,154
Total Liabilities	97,127	863,230

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized;	12,215	12,215
6,185,255 outstanding)
Additional paid-in capital	15,043,291	15,043,291
Additional paid-in capital - stock options	1,460,209	—
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,802,749)	(1,086,739)
Accumulated undistributed net realized gains on investment transactions	5,155,200	5,713,829
Net unrealized appreciation in value of investments	(24,055)	(651,371)
Total Shareholders' Equity (Net Assets)	18,684,446	17,871,560
Total Liabilities and Shareholders' Equity	$18,781,573	$18,734,790
Net Asset Value Per Common Share	$3.02	$2.89

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income
Interest income	$907,502	$1,236,505	$1,771,530	$2,236,711
Total Investment Income	907,502	1,236,505	1,771,530	2,236,711
Operating Expenses
Professional fees	287,325	197,591	417,176	392,989
Payroll	147,161	114,542	1,277,600	310,984
Insurance	26,522	26,979	53,522	57,076
Occupancy	21,072	19,141	40,115	35,953
Director's fees	30,000	87,073	562,968	117,073
Interest expense	43,333	47,794	78,000	117,853
Other general and administrative	14,632	9,135	32,481	16,145
Total Operating Expenses	570,045	502,255	2,461,862	1,048,073
Net Investment Gain (Loss)	337,457	734,250	(690,332)	$1,188,638
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	41,371	(5,750)	(558,629)	133,020
Net change in unrealized appreciation (depreciation) on investments	(21,107)	5,750	627,316	(16,297)
Net Realized and Unrealized Gain (Loss) on Investments	20,264	—	68,687	116,723
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$357,721	$734,250	$(621,645)	$1,305,361

Provision for Income Taxes	287,000	216,242	25,678	375,242
Net Increase (Decrease) in Net Assets Resulting from Operations	$70,721	$518,008	$(647,323)	930,119

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.01	$0.11	$(0.10)	$0.19

Weighted-average number of common shares outstanding - basic and diluted	6,185,255	4,821,136	6,185,255	4,808,508

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,853,206)	$5,113,829	$(2,948)	$18,613,725
Dividend Distribution		—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	—		—
Undistributed net investment gain		—	—	—	50,457	—	—	50,457
Undistributed net realized gain on investment transactions		—	—	—	—	41,371	—	41,371
Depreciation in value of investments		—	—	—	—	—	(21,107)	(21,107)
Balance as of June 30, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446

Three Months Ended June 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2022	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,582,279)	$5,719,580	$143,571	$13,826,160
Common shares issued in stock based compensation	65,000	65	82,374	—	—			82,439
Undistributed net investment gain		—	—	—	518,008	—	—	518,008
Undistributed net realized loss on investment transactions		—	—	—	—	(5,750)	—	(5,750)
Appreciation in value of investments		—	—	—	—	—	5,750	5,750
Balance as of June 30, 2022	10,855,413	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607

Six Months Ended June 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options			1,460,209	—	—	—	—	1,460,209
Net investment loss, net of tax benefit of $139,300		—	—	—	(716,010)	—	—	(716,010)
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Appreciation in value of investments		—	—	—	—	—	627,316	627,316
Balance as of June 30, 2022	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446

Six Months Ended June 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2021	10,790,413	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in stock based compensation	65,000	65	82,374	—	—			82,439
Undistributed net investment gain		—	—	—	813,396	—	—	813,396
Undistributed net realized gain on investment transactions		—	—	—	—	133,020	—	133,020
Depreciation in value of investments		—	—	—	—	—	(16,297)	(16,297)
Balance as of June 30, 2022	10,855,413	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(647,323)	$930,119
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(627,316)	16,297
Net realized (gain) loss on investments	558,629	(133,020)
Purchases of investments	(8,900,500)	(9,103,580)
Proceeds from sales of investments	9,149,194	7,977,898
Issuance of stock options	1,460,209	—
Deferred income taxes	(227,000)	(1,073,758)
Common shares issued as consideration for expense payment	—	82,439
Changes in operating assets and liabilities:
Prepaid expenses and other assets	70,516	(39,772)
Interest and dividends receivable	(58,420)	(115,072)
Payable for investment purchase	—	(1,900,000)
Accounts payable and other liabilities	(710,228)	(23,127)
Deferred interest income	(55,875)	—
Net cash provided (used) in operating activities	11,886	(3,381,576)
Cash flows from financing activities:
Proceeds from line of credit	2,750,000	6,075,000
Repayments on line of credit	(2,750,000)	(4,000,000)
Net cash provided by financing activities	—	2,075,000
Net increase (decrease) in cash	11,886	(1,306,576)
Cash, beginning of period	1,089,641	1,936,148
Cash, end of period	$1,101,527	$629,572

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans

Mustang Litigation Funding	$7,000,000	$7,012,891	37.53%
Consumer - 18% secured loans

Intelligent Mapping, LLC	2,900,000	2,900,324	15.52%
Financial - 33% secured loans

Benton Financial, LLC	1,202,500	1,202,361	6.44%
Financial - 34% secured loans

Benton Financial, LLC	772,500	773,022	4.14%

Financial - 12% secured loans	500,000	389,831	2.08%

Information Technology - 15% convertible note	212,500	212,482	1.14%

Real Estate - 15% secured loans	745,000	747,178	4.00%
Real Estate - 12% secured loans

Alatus Development Corp	2,000,000	2,002,214	10.72%

Total Short-Term Non-Banking Loans	15,332,500	15,240,303	81.57%

Preferred Stock
Consumer

Wisdom Gaming, Inc	900,000	900,000	4.82%

Information Technology	150,000	300,000	1.61%

Total Preferred Stock	1,050,000	1,200,000	6.43%

Common Stock

Consumer	159,302	78,122	0.42%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$16,552,481	$16,528,425	88.47%

Total Cash	1,101,527	1,101,527	5.90%

Total Investments and Cash	$$17,654,008	$$17,629,952	94.37%

See accompanying Notes to the Financial Statements

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 18% secured loans
Liberated Syndication Inc.	$2,250,000	$2,255,625	12.62%
Business Services - 15% secured loans
Mustang Litigation Funding	5,000,000	4,975,955	27.84%
Consumer - 15% secured loans	400,000	398,635	2.23%
Intelligent Mapping, LLC	2,900,000	2,873,893	16.08%
Financial - 33% secured loans
Benton Financial, LLC	2,479,125	2,478,030	13.87%
Financial - 12% secured loans	500,000	345,421	1.93%
Information Technology - 15% convertible note	212,500	213,656	1.20%
Real Estate - 15% secured loans	745,000	746,354	4.17%
Real Estate - 12% secured loans
Alatus Development Corp	1,000,000	998,363	5.59%
Total Short-Term Non-Banking Loans	15,486,625	15,285,932	85.53%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	5.04%
Information Technology	150,000	300,000	1.68%
Total Preferred Stock	1,050,000	1,200,000	6.72%

Warrants
Healthcare	679	—	0.00%

Other Equity
Consumer	212,500	212,500	1.19%
Financial	610,000	10,000	0.06%
Total Other Equity	822,500	222,500	1.25%

Total Investments	$17,359,804	$16,708,432	93.50%

Total Cash	1,089,641	1,089,641	6.10%

Total Investments and Cash	$ $18,449,445	$ $17,798,073	99.60%

See accompanying Notes to the Financial Statements

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2020 through 2022, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2023.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2023 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,332,500	92.6%	$15,240,303	92.2%
Preferred Stock	1,050,000	6.3	1,200,000	7.2
Common Stock	159,302	1.0	78,122	0.5
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$16,552,481	100.0%	$16,528,425	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Common Stock	—	—	—	—
Warrants	679	—	—	—
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2023:

	As of June 30, 2023
	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,012,891	42.4%
Consumer	3,878,446	23.5
Financial	2,375,214	14.4
Information Technology	512,482	3.1
Real Estate	2,749,392	16.6
Total	$16,528,425	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2022:

	As of December 31, 2022
	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,231,580	43.3%
Consumer	4,385,028	26.2
Financial	2,833,451	17.0
Information Technology	513,656	3.1
Real Estate	1,744,717	10.4
Total	$16,708,432	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments portfolio as of June 30, 2023 may differ materially from values that would have been used had a readily available market for the investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2023, according to the fair value hierarchy:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$15,240,303	$15,240,303
Preferred Stock			1,200,000	1,200,000
Common Stock *		78,122	—	78,122
Warrants	—	—	—	—
Other Equity	—	—	10,000	10,000
Total	$—	$78,122	$16,450,303	$16,528,425

* Common shares are subject to a lock up holding period and not freely tradeable until August 15, 2023.

The following table presents the fair value measurements of our investment portfolio by major class, as of December 31, 2022, according to the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$15,285,932	$15,285,932
Preferred Stock	—	—	1,200,000	1,200,000
Common Stock	—	—	—	—
Other Equity	—	—	222,500	222,500
Total	$—	$—	$16,708,432	$16,708,432

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity

Balance as of January 1, 2023	$15,285,932	$1,200,000	$—	$—	$222,500
Net change in unrealized appreciation	108,496	—	—	—	600,000
Purchases and other adjustments to cost	8,900,500	—	—	—	—
Sales and redemptions	(9,054,625)	—	—	—
Net realized loss	—	—	—	—	(600,000)
Transfers out of level 3	—	—	—	—	(212,500)
Balance as of June 30, 2023	$15,240,303	$1,200,000	$—	$—	$10,000

The net change in unrealized appreciation for the six months ended June 30, 2023 attributable to Level 3 portfolio investments still held as of June 30, 2023 is $634,081.

The following table lists our Level 3 investments held as of June 30, 2023 and the unobservable inputs used to determine their valuation:

Security Type	6/30/23 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$15,240,303	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-34%
Other Equity	10,000	last secured funding known by company	economic changes since last funding
Preferred Stock	1,200,000	last funding secured by company	economic changes since last funding
	$16,450,303

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
	$16,708,432

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC. In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

•	On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,445 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures on August 30, 2023. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•	On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 7 below for further details.

NOTE 6 – INCOME TAXES

We are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below.

As of June 30, 2023 and December 31, 2022, we have a deferred tax asset of $428,000 and $201,000, respectively. As of June 30, 2023, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, and right of use assets. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of June 30, 2023 and December 31, 2022 we had prepaid income taxes of $44,600 and $179,300, respectively. We recorded a an increase in income taxes of $25,700 (26 percent effective tax rate) and an increase of income taxes of $324,000 (29 percent effective tax rate) during the three months ended June 30, 2023 and June 30, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, there was no balance outstanding on the line.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan authorized the issuance of incentives relating to 900,000 shares of common stock. As of June 30, 2023, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance.

The following table summarizes the activity for all stock options outstanding for the six months ended June 30, 2023:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—
Granted	870,000	2.11
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2023	870,000	$2.11

Options exercisable at June 30:	870,000	$2.11

Weighted Average Grant Date Fair Value for options granted during the period:		$1,242,902

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
870,000	9.42	$2.11	$262,100	870,000	$2.11	$262,100

The Company recognized stock-based compensation expense for stock options of $1,460,209 for the six months ended June 30, 2023.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30, 2023:

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

NOTE 9 – SHAREHOLDERS’ EQUITY

At June 30, 2023, we had 6,185,255 shares of common stock issued and outstanding.

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

NOTE 10 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended June 30,
	2023	2022
Numerator: Net increase in net assets resulting from operations	$70,721	$518,008
Denominator: Weighted-average number of common shares outstanding	6,185,255	4,821,136
Basic and diluted net gain per common share	$0.01	$0.11

	For the Six Months Ended June 30,
	2023	2022
Numerator: Net increase (decrease) in net assets resulting from operations	$(647,323)	$930,119
Denominator: Weighted-average number of common shares outstanding	6,185,255	4,808,508
Basic and diluted net gain (loss) per common share	$(0.10)	$0.19

NOTE 11 – OPERATING LEASES

We are a party to two non-cancelable operating leases for office space expiring October 24, 2023. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of June 30, 2023 and June 30, 2022 was 4.5% and the weighted-average remaining lease term is one year.

Rent expense for office facilities for the six months ended June 30, 2023 and June 30, 2022 was $40,115 and $35,953, respectively.

The components of our operating lease were as follows for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023

Operating lease costs	$5,504	$11,008
Variable lease cost	4,828	9,733
Short-term lease cost	10,740	19,374
Total	$21,072	$40,115

Supplemental balance sheet information consisted of the following at June 30:

Operating Lease	2023	2022
Right-of-use assets	$5,483	$26,804

Operating Lease Liability	$5,537	$26,859
Less: short term portion	(5,537)	(23,832)
Long term portion	$—	$3,027

Maturity analysis under lease agreements consisted of the following as of June 30:

	2023	2022
2022	$—	$12,715
2023	5,613	14,859
Total lease payments	5,613	27,574
Less: Present value discount	(76)	(715)
Present value of lease liabilities	$5,537	$26,859

NOTE 12 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2023 through 2019:

	Six Months Ended June 30,
	2023	2022	2021	2020	2019
Per Share Data (1)
Net asset value at beginning of period	$2.89	1.24	1.08	0.91	1.02
Net investment income (loss)	(0.11)	0.11	0.04	0.01	(0.03)
Net realized and unrealized gains (losses)	0.01	0.01	0.28	0.02	0.02
Provision for income taxes	(0.01)	(0.04)	(0.09)	0.00	0.00
Issuance of stock options	0.24	0.01	0.00	0.00	0.00
Repurchase of common stock	0.00	0.00	0.00	0.02	0.00
Payment of common stock dividend	0.00	0.00	0.00	0.00	(0.05)
Net asset value at end of period	$3.02	1.33	1.31	0.96	0.96

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.67	1.41	1.22	0.65	0.70
Shares outstanding at end of period	6,185,255	4,824,628	4,795,739	4,754,104	4,918,845
Average weighted shares outstanding for the period	6,185,255	4,808,508	4,794,744	4,877,654	4,918,845
Net assets at end of period	$18,684,446	14,426,607	14,188,588	10,221,718	10,588,689
Average net assets (2)	$18,389,910	13,888,938	13,073,718	10,025,622	12,304,975
Total investment return (loss)	(3.81)%	6.45%	21.30%	3.30%	(5.88)%
Portfolio turnover rate (3)	48.40%	65.55%	75.65%	11.90%	7.11%
Ratio of operating expenses to average net assets (3)	(25.16)%	(14.63)%	(11.72)%	(9.41)%	(7.70)%
Ratio of net investment income (loss) to average net assets (3)	(7.43)%	18.01%	6.88%	3.02%	(6.40)%
Ratio of realized gains (losses) to average net assets (3)	(6.03)%	1.94%	61.92%	4.06%	57.36%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 – Subsequent Events

On August 14, 2023, the Board of Directors amended the exercise provisions of the 2022 Stock Incentive Plan to permit holders of stock options to exercise their options on a net-exercise/cashless basis, subject to the discretion of the board’s compensation committee (which administers the plan) to limit such exercises. On the same date, the compensation committee approved the accelerated vesting of stock options earlier issued to non-executives and non-directors, immediately upon any change of control of the Company.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2023, we made $8,900,500 of investment portfolio and had $9,149,194 of redemptions and repayments, resulting in net investments at amortized cost of $16,552,481 at the end of the period.

During the six months ended June 30, 2022, we made $9,103,580 of investment portfolio and had $7,977,898 of redemptions and repayments, resulting in net investments at amortized cost of $15,191,759 at the end of that period.

Our portfolio composition by major class, based on fair value at June 30, 2023, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$15,240,303	92.2%
Equity/Other	1,288,122	7.8
Total	$16,528,425	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income:	$907,502	$1,236,505	$1,771,530	$2,236,711
Operating Expenses:	(570,045)	(502,255)	(2,461,862)	(1,048,073)
Net Investment Gain (Loss)	$337,457	$734,250	$(690,332)	$1,188,638

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

For the three and six months ended June 30, 2023, our total investment income was $907,502 and $1,771,530, respectively For the three and six months ended June 30, 2022 our total investment income was $1,236,505 and $2,236,711, respectively. The decrease is due to a decrease in our short-term non-bank lending activity. Our loan portfolio generates interest income, with an average rate on the loans of 17.6%.

Professional Fees

For the three and six months ended June 30, 2023, we had $287,325 and $417,176 professional fees expense, respectively. For the three and six months ended June 30, 2022, we had $197,591 and $392,989 professional fees expense, respectively. The increase is due to the costs incurred to amend our Form 10K filing for December 31, 2022.

Payroll and Directors Fees

For the three and six months ended June 30, 2023, we had $147,161 and $1,277,600 of payroll expense, respectively, and we had $30,000 and $562,968 of directors fees, respectively. For the three and six months ended June 30, 2022, we had $114,542 and $310,984 of payroll expense, respectively, and we had $87,073 and $117,073 of directors fees, respectively. The increase in the current period was due in large part to the company’s issuance of 870,000 10-year options to directors, officers and consultants in November and December 2022 (which were issued subject to shareholder approval). On January 20, 2023 company shareholders approved the options and the related incentive plan at a special meeting held for that purpose. These options generated a noncash expense of $1,460,209.

Interest Expense

For the three and six months ended June 30, 2023, we had $43,333 and $78,000 of interest expense, respectively. For the three and six months ended June 30, 2022, we had $47,794 and $117,853 of interest expense, respectively. The decrease is due less borrowing on the line of credit during the current period.

Net Realized Gain (Loss) from Investments

For the three and six months ended June 30, 2023, we had $94,569 and $94,569, respectively, of sales of investments and $5,109,625 and 9,054,625, respectively, of repayments on short-term loans, resulting in $41,371 of realized gains and $558,629 of realized losses, respectively. For the three and six months ended June 30, 2022, we had $0 and $552,898, respectively, of sales of investments and $6,825,000 and 7,425,000, respectively, of repayments on short-term loans, resulting in $5,750 of realized losses and $133,020 of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2023, our investments had $21,107 of unrealized depreciation and $627,316 of unrealized appreciation, respectively. For the three and six months ended June 30, 2022, our investments had $5,750 of unrealized appreciation and $16,297 of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2023, we recorded a net increase in net assets from operations of $70,721 and a net decrease in net assets from operations of $647,323, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2023, our per-share net increase in net assets from operations was $0.01 and our per share net decrease in net assets from operations was $0.10, respectively. For the three and six months ended June 30, 2022, we recorded a net increase in net assets from operations of $518,008 and $930,119, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2022, our per-share net increase in net assets from operations was $0.11 and $0.19, respectively.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the six months ended June 30, 2023, net cash provided in operating activities was $11,886. Cash flows provided in operating activities for the six months ended June 30, 2023 were primarily related to the funding of our short-term loans and purchases of investments aggregating $8,900,500, offset mostly by redemptions and repayments of short-term loans and investments totaling $9,149,194. For the six months ended June 30, 2022, net cash used in operating activities was $3,381,576. Cash flows used in operating activities for the six months ended June 30, 2022 were primarily related to the funding of our short-term loans and purchases of investments aggregating $9,103,580, offset mostly by redemptions and repayments of short-term loans and investments totaling $7,977,898.

FINANCIAL CONDITION

As of June 30, 2023, we had cash of $1,101,527, an increase of $11,886 from December 31, 2022. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2023, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August ___, 2023, the Board of Directors amended the exercise provisions of the 2022 Stock Incentive Plan to permit holders of stock options to exercise their options on a net-exercise/cashless basis, subject to the discretion of the board’s compensation committee (which administers the plan) to limit such exercises. On the same date, the compensation committee approved the accelerated vesting of stock options earlier issued to non-executives and non-directors, immediately upon any change of control of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1*	Amendment to 2022 Stock Incentive Plan, dated August ---, 2023
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

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

