Form 10-Q
period 2023-09-30
Mill City Ventures III, Ltd
filed 2023-11-17
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 15, 2023, Mill City Ventures III, Ltd. had 6,385,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2023

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investments, at fair value:	$17,555,601	$16,708,432
Non-control/non-affiliate investments (cost: $17,577,481 and $17,359,804 respectively)
Cash	962,860	1,089,641
Note receivable	250,000	250,000
Prepaid expenses	217,422	218,440
Interest and dividend receivables	219,205	250,879
Right-of-use lease asset	14,716	16,398
Deferred taxes	397,000	201,000
Total Assets	$19,616,804	$18,734,790

LIABILITIES
Accounts payable	$124,082	$776,514
Operating lease liability	14,716	16,562
Deferred interest income	—	70,154
Total Liabilities	138,798	863,230

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,385,255 and 6,185,255 outstanding)	12,415	12,215
Additional paid-in capital	15,467,091	15,043,291
Additional paid-in capital - stock options	1,460,209	—
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,435,364)	(1,086,739)
Accumulated undistributed net realized gains on investment transactions	5,155,200	5,713,829
Net unrealized depreciation in value of investments	(21,880)	(651,371)
Total Shareholders' Equity (Net Assets)	19,478,006	17,871,560
Total Liabilities and Shareholders' Equity	$19,616,804	$18,734,790
Net Asset Value Per Common Share	$3.05	$2.89

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income
Interest income	$725,158	$1,115,224	$2,496,688	$3,351,935
Total Investment Income	725,158	1,115,224	2,496,688	3,351,935
Operating Expenses
Professional fees	184,008	916,359	601,184	1,309,348
Payroll	141,040	122,477	1,418,640	433,461
Insurance	26,452	27,016	79,974	84,092
Occupancy	14,890	18,589	55,005	54,542
Director's fees	30,000	30,000	592,968	147,073
Interest expense	—	46,779	78,000	164,632
Other general and administrative	24,983	18,572	57,464	34,717
Total Operating Expenses	421,373	1,179,792	2,883,235	2,227,865
Net Investment Gain (Loss)	303,785	(64,568)	(386,547)	$1,124,070
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	—	—	(558,629)	133,020
Net change in unrealized appreciation (depreciation) on investments	2,175	—	629,491	(16,297)
Net Realized and Unrealized Gain (Loss) on Investments	2,175	—	70,862	116,723
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$305,960	$(64,568)	$(315,685)	$1,240,793

Provision for (Benefit from) Income Taxes	(63,600)	(28,442)	(37,922)	346,800
Net Increase (Decrease) in Net Assets Resulting from Operations	$369,560	$(36,126)	$(277,763)	893,993

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic	$0.06	$(0.01)	$(0.04)	$0.18
Diluted	$0.06	$(0.01)	$(0.04)	$0.18

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446
Exercise of stock options	200,000	200	423,800	—	—	—	—	424,000
Undistributed net investment gain		—	—	—	367,385	—	—	367,385
Depreciation in value of investments		—	—	—	—	—	2,175	2,175
Balance as of September 30, 2023	6,385,255	$12,415	$16,927,300	$(1,159,665)	$(1,435,364)	$5,155,200	$(21,880)	$19,478,006

Three Months Ended September 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2022	4,824,628	$10,855	$10,776,537	$(1,159,665)	$(1,064,271)	$5,713,830	$149,321	$14,426,607
Common shares issued in public offering	1,250,000	1,250	4,040,545	—	—	—	—	4,041,795
Common shares issued in reverse stock split rounding	735	—	—	—	—	—	—	—
Common shares issued in stock-based compensation	32,115	32	66,844	—	—	—	—	66,876
Common shares issued in consideration for expense payment	77,777	78	159,365	—	—	—	—	159,443
Undistributed net investment loss		—	—	—	(36,126)	—	—	(36,126)
Balance as of September 30, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,100,397)	$5,713,830	$149,321	$18,658,595

Nine Months Ended September 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options		—	1,460,209	—	—	—	—	1,460,209
Exercise of stock options	200,000	200	423,800	—	—	—	—	424,000
Net investment loss, net of tax benefit of $139,300		—	—	—	(348,625)	—	—	(348,625)
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Appreciation in value of investments		—	—	—	—	—	629,491	629,491
Balance as of September 30, 2023	6,385,255	$12,415	$16,927,300	$(1,159,665)	$(1,435,364)	$5,155,200	$(21,880)	$19,478,006

Nine Months Ended September 30, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2021	4,795,739	$10,790	$10,694,163	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in public offering	1,250,000	1,250	4,040,545	—	—	—	—	4,041,795
Common shares issued in reverse stock split rounding	735	—	—	—	—	—	—	—
Common shares issued in stock-based compensation	31,248	97	149,218	—	—	—	—	149,315
Common shares issued in consideration for expense payment	107,533	78	159,365	—	—	—	—	159,443
Undistributed net investment gain		—	—	—	777,270	—	—	777,270
Undistributed net realized gain on investment transactions		—	—	—	—	133,020	—	133,020
Depreciation in value of investments		—	—	—	—	—	(16,297)	(16,297)
Balance as of September 30, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,100,397)	$5,713,830	$149,321	$18,658,595

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(277,763)	$893,993
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(629,491)	16,297
Net realized (gain) loss on investments	558,629	(133,020)
Purchases of investments	(11,900,500)	(13,924,333)
Proceeds from sales of investments	11,124,193	10,076,483
Issuance of stock options	1,460,209	—
Deferred income taxes	(196,000)	—
Common shares issued as consideration for expense payment	—	308,758
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,700	(21,225)
Interest and dividends receivable	31,674	(614,949)
Payable for investment purchase	—	(1,900,000)
Accounts payable and other liabilities	(654,278)	53,903
Income taxes payable	—	(1,185,200)
Deferred interest income	(70,154)	—
Net cash used in operating activities	(550,781)	(6,429,293)
Cash flows from financing activities:
Proceeds from public offering	—	4,041,795
Proceeds from stock option exercise	424,000
Proceeds from line of credit	2,750,000	8,414,000
Repayments on line of credit	(2,750,000)	(6,101,000)
Net cash provided by financing activities	424,000	6,354,795
Net increase (decrease) in cash	(126,781)	(74,498)
Cash, beginning of period	1,089,641	1,936,148
Cash, end of period	$962,860	$1,861,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,010	$—

Non-cash investing activities:

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)

SEPTEMBER 30, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,030,569	51.50%
Consumer - 18% secured loans
Intelligent Mapping, LLC	2,900,000	2,899,757	14.89%
Financial - 12% secured loans	500,000	405,166	2.08%
Information Technology - 15% convertible note	212,500	214,021	1.10%
Real Estate - 18% secured loans	745,000	745,650	3.82%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,001,823	10.28%
Total Short-Term Non-Banking Loans	16,357,500	16,296,986	83.67%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	900,000	4.62%
Information Technology	150,000	300,000	1.54%
Total Preferred Stock	1,050,000	1,200,000	6.16%

Common Stock
Consumer	159,302	48,615	0.25%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$17,577,481	$17,555,601	90.13%

Total Cash	962,860	962,860	4.94%

Total Investments and Cash	$$18,540,341	$$18,518,461	95.07%

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying unaudited condensed financial statements of Mill City Ventures have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by our Board of Directors. In general, we value our Level 3 equity investments at fair value certain circumstances however, impact the qualitative factors that we use in determining fair value. Examples of these circumstances includes a situation in which a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other facts and circumstances that may serve as an input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

When valuing warrants, our valuation approach indicates that value will generally be the difference between the closing price of the underlying equity security and the exercise price, after applying an appropriate discount for restriction, if applicable, in situations where the underlying security is marketable. If the underlying security is not marketable, then intrinsic value will be considered consistent with the principles described above. Generally, “out-of-the-money” warrants will be valued at cost or zero.

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

We value Level 2 investments based on quoted prices for similar instruments or investments traded in active markets. If there are no active markets for similar instruments or investments, then we value our Level 2 investments based on quoted prices not traded in active markets, or on valuation models whose inputs or significant value drivers consist of observable market data.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2020 through 2022, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2023.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2023 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of September 30, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$16,357,500	93.0%	$16,296,986	92.8%
Preferred Stock	1,050,000	6.0	1,200,000	6.8
Common Stock	159,302	0.9	48,615	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$17,577,481	100.0%	$17,555,601	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Common Stock	—	—	—	—
Warrants	679	—	—	—
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2023:

	As of September 30, 2023
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,030,569	57.1%
Consumer	3,848,372	21.9
Financial	415,166	2.4
Information Technology	514,021	2.9
Real Estate	2,747,473	15.7
Total	$17,555,601	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2022:

	As of December 31, 2022
	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,231,580	43.3%
Consumer	4,385,028	26.2
Financial	2,833,451	17.0
Information Technology	513,656	3.1
Real Estate	1,744,717	10.4
Total	$16,708,432	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments portfolio as of September 30, 2023 may differ materially from values that would have been used had a readily available market for the investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2023, according to the fair value hierarchy:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$16,296,986	$16,296,986
Preferred Stock			1,200,000	1,200,000
Common Stock	48,615	—	—	48,615
Warrants	—	—	—	—
Other Equity	—	—	10,000	10,000
Total	$48,615	$—	$17,506,986	$17,555,601

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
	ST Non-banking Loans	Preferred Stock	Common Stock	Warrants	Other Equity
Balance as of January 1, 2023	$15,285,932	$1,200,000	$—	$—	$222,500
Net change in unrealized appreciation	140,179	—	—	—	600,000
Purchases and other adjustments to cost	11,900,500	—	—	—	—
Sales and redemptions	(11,029,625)	—	—	—	—
Net realized loss	—	—	—	—	(600,000)
Transfers out of level 3	—	—	—	—	(212,500)
Balance as of September 30, 2023	$16,296,986	$1,200,000	$—	$—	$10,000

The net change in unrealized appreciation for the nine months ended September 30, 2023 attributable to Level 3 portfolio investments still held as of September 30, 2023 is $89,486.

The following table lists our Level 3 investments held as of September 30, 2023 and the unobservable inputs used to determine their valuation:

Investement Type	9/30/23 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$16,296,986	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-18%
Other Equity	10,000	last secured funding known by company	data obtained from issuer, and stated value of instrument (if any), less assumed transaction costs.
Preferred Stock	1,200,000	last funding secured by company	data obtained from issuer, and stated value of instrument (if any), less assumed transaction costs.
	$17,506,986

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
	$16,708,432

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC.  In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

•

· On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,445 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures on December 31, 2023. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•

· On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. See note 7 below for further details.

NOTE 6 – INCOME TAXES

We are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below.

As of September 30, 2023 and December 31, 2022, we have a deferred tax asset of $397,000 and $201,000, respectively. As of September 2023, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, net operating losses (NOL), and right of use assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of September 30, 2023 and December 31, 2022 we had prepaid income taxes of $139,200 and $179,300, respectively. We recorded a decrease of income taxes of $38,000 (27 percent effective tax rate) and an increase of income taxes of $346,000 (27 percent effective tax rate) during the nine months ended September 2023 and September 2022, respectively.

As of September 30, 2023, we had a federal NOL of approximately $277,000. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The estimated federal NOL that does not expire included in the total above is $277,000. States vary in their treatment of post-2017 NOLs. The state NOL of $200,000 is expected to be used by December 31, 2024. The remaining state NOL carryforwards may expire in 2038 if not used.

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

During the period January 3 to September 30, 2022, the Loan Agreement provided for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. The Loan Agreement grants the Lenders piggyback registration rights subject to customary terms, conditions and exceptions. Beginning July 1, 2022, we became obligated under the Loan Agreement to pay the quarterly unused commitment fee in cash.

As of September 30, 2023 and December 31, 2022, there was no balance outstanding on the line.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of September 30, 2023, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30, 2023:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—
Granted	870,000	2.11
Exercised	(200,000)	2.12
Forfeited	—	—
Balance at September 30, 2023	670,000	$2.11

Options exercisable at September 30:	670,000	$2.11

Grant Date Fair Value for options granted during the period:	$1,242,902

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	9.17	$2.11	$632,900	670,000	$2.11	$632,900

The Company recognized stock-based compensation expense for stock options of $1,460,209 for the nine months ended September 30, 2023.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30, 2023:

2023
Risk-free interest rate	4.59%
Expected volatility	90.00%
Expected life (years)	5.0
Expected dividend yield	—%

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

NOTE 9 – SHAREHOLDERS’ EQUITY

At September 30, 2023, we had 6,385,255 shares of common stock issued and outstanding.

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

NOTE 10 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. Diluted net gain (loss) per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of dilutive common shares outstanding during the period calculated using the Treasury Stock method. The Treasury Stock method assumes that the proceeds received upon exercise of stock options are used to repurchase stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$369,560	$369,560	$(36,126)	$(36,126)
Denominator: Weighted-average number of common shares outstanding	6,241,777	6,358,345	5,512,737	5,512,737
Basic and diluted net gain (loss) per common share	$0.06	$0.06	$(0.01)	$(0.01)

	For the Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator: Net increase (decrease) in net assets resulting from operations	$(277,763)	$(277,763)	$893,993	$893,993
Denominator: Weighted-average number of common shares outstanding	6,204,303	6,204,303	5,045,830	5,045,830
Basic and diluted net gain (loss) per common share	$(0.04)	$(0.04)	$0.18	$0.18

NOTE 11 – OPERATING LEASES

We are a party to two non-cancelable operating leases for office space expiring May 31, 2024. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of September 30, 2023 and September 30, 2022 was 4.5% and the weighted-average remaining lease term is one year.

Rent expense for office facilities for the nine months ended September 30, 2023 and September 30, 2022 was $55,005 and $54,542, respectively.

The components of our operating lease were as follows for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023

Operating lease costs	$5,504	$16,512
Variable lease cost	4,886	14,619
Short-term lease cost	4,500	23,874
Total	$14,890	$55,005

Supplemental balance sheet information consisted of the following at September 30:

Operating Lease	2023	2022
Right-of-use assets	$14,716	$21,563

Operating Lease Liability	$14,716	$21,672
Less: short term portion	(14,716)	(21,672)
Long term portion	$—	$—

Maturity analysis under lease agreements consisted of the following as of September 30:

	2023	2022
2022	$—	$6,357
2023	7,428	14,859
2024	7,482	—
Total lease payments	14,910	21,216
Less: Present value discount	(194)	456
Present value of lease liabilities	$14,716	$21,672

NOTE 12 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2023 through 2019:

	Nine Months Ended September 30,
	2023	2022	2021	2020	2019
Per Share Data (1)
Net asset value at beginning of period	$2.89	2.80	2.43	2.05	2.30
Net investment income (loss)	(0.06)	0.18	0.20	0.05	(0.11)
Net realized and unrealized gains (losses)	0.01	0.02	0.54	0.14	0.02
Provision for income taxes	0.01	(0.05)	(0.20)	0.00	0.00
Issuance of stock options	0.24	0.00	0.00	0.00	0.00
Issuance of common stock	0.05	0.00	0.00	0.00	0.00
Stock-based compensation	0.00	0.05	0.00	0.00	0.00
Repurchase of common stock	0.00	0.00	0.00	0.05	0.00
Other changes in equity	(0.09)	0.02	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	(0.23)	0.00	(0.11)
Net asset value at end of period	$3.05	3.02	2.74	2.29	2.10

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.75	2.92	2.30	1.71	1.58
Shares outstanding at end of period	6,385,255	6,185,255	4,795,739	4,754,104	4,918,845
Average weighted shares outstanding for the period - basic	6,204,303	5,045,830	4,795,075	4,836,170	4,918,845
Average weighted shares outstanding for the period - diluted	6,320,871	5,045,830	4,795,075	4,836,170	4,918,845
Net assets at end of period	$19,478,006	18,658,595	13,140,835	10,805,062	10,588,689
Average net assets (2)	$18,661,934	15,081,352	13,090,497	10,220,482	12,304,975
Total investment return (loss)	(2.76)%	6.07%	22.22%	8.79%	(8.82)%
Portfolio turnover rate (3)	59.61%	66.81%	124.55%	18.18%	7.11%
Ratio of operating expenses to average net assets (3)	(20.10)%	(19.24)%	(10.31)%	(6.49)%	(7.70)%
Ratio of net investment income (loss) to average net assets (3)	(2.76)%	10.09%	9.87%	3.35%	(6.40)%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 – Subsequent Events

At the Company's 2023 annual shareholder meeting held on October 31, 2023, the shareholders of the Company re-elected all directors to serve another term on our Board of Directors, approved on an advisory basis the executive compensation paid to the Company's named executives, and voted on an advisory basis in favor of future advisory votes on the Company's executive compensation every three years.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2023, we made $11,900,500 of investment purchases and had $11,124,193 of redemptions and repayments, resulting in net investments at amortized cost of $17,577,481 at the end of the period.

During the nine months ended September 30, 2022, we made $9,103,580 of investment purchases and had $7,977,898 of redemptions and repayments, resulting in net investments at amortized cost of $15,191,759 at the end of that period.

Our portfolio composition by major class, based on fair value at September 30, 2023, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$16,296,986	92.8%
Equity/Other	1,258,615	7.2
Total	$17,555,601	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income:	$725,158	$1,115,224	$2,496,688	$3,351,935
Operating Expenses:	(421,373)	(1,179,792)	(2,883,235)	(2,227,865)
Net Investment Gain (Loss)	$303,785	$(64,568)	$(386,547)	$1,124,070

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

For the three and nine months ended September 30, 2023, our total investment income was $725,158 and $2,496,688, respectively. For the three and nine months ended September 30, 2022, our total investment income was $1,115,224 and $3,351,935, respectively. The decrease is due to an overall reduction in our short-term non-bank lending activity. Our loan portfolio generates interest income, with an average rate on the loans of 15.2%.

Professional Fees

For the three and nine months ended September 30, 2023, we had $184,008 and $601,184 professional fees expense, respectively. For the three and nine months ended September 30, 2022, we had $916,359 and $1,309,348 professional fees expense, respectively. The decrease is due to the significant costs we incurred during and in conjunction with our public offering of common stock in 2022, partially offset by our costs incurred to amend our Form 10K filing for December 31, 2022 during 2023.

Payroll and Directors Fees

For the three and nine months ended September 30, 2023, we had $141,040 and $1,418,640 of payroll expense, respectively, and we had $30,000 and $592,968 of directors fees, respectively. For the three and nine months ended September 30, 2022, we had $122,477 and $433,461 of payroll expense, respectively, and we had $30,000 and $147,073 of directors fees, respectively. The increase in the current period was due in large part to the company’s issuance of 870,000 10-year options to directors, officers and consultants in November and December 2022 (which were issued subject to shareholder approval). On January 20, 2023 company shareholders approved the options and the related incentive plan at a special meeting held for that purpose. These options generated a noncash expense of $1,460,209.

Interest Expense

For the three and nine months ended September 30, 2023, we had $0 and $78,000 of interest expense, respectively. For the three and nine months ended September 30, 2022, we had $46,779 and $164,632 of interest expense, respectively. The decrease is due to our reduced borrowing on the line of credit during the current period.

Net Realized Gain (Loss) from Investments

For the three and nine months ended September 30, 2023, we had $0 and $94,569, respectively, of sales of investments and $1,975,000 and 11,029,625, respectively, of repayments on short-term loans, resulting in $0 and $558,629 of realized losses, respectively. For the three and nine months ended September 30, 2022, we had $0 and $552,898, respectively, of sales of investments and $2,098,585 and $9,523,585, respectively, of repayments on short-term loans, resulting in $0 and $133,020 of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2023, our investments had $2,175 and $629,491 of unrealized appreciation, respectively. For the three and nine months ended September 30, 2022, our investments had $0 and $16,297 of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2023, we recorded a net increase in net assets from operations of $369,560 and a net decrease in net assets from operations of $277,763, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2023, our per-share net increase in net assets from operations was $0.06 and our per share net decrease in net assets from operations was $0.04, respectively. For the three and nine months ended September 30, 2022, we recorded a net decrease in net assets from operations of $36,126 and a net increase in net assets from operations of $893,993, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2022, our per-share net decrease in net assets from operations was $0.01 and our per share net increase in net assets from operations was $0.18, respectively.

Cash Flows for the Nine months Ended September 30, 2023 and 2022

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the nine months ended September 30, 2023, net cash used in operating activities was $550,781. Cash flows used in operating activities for the nine months ended September 30, 2023 were primarily related to the funding of our short-term loans and purchases of investments aggregating $11,900,500, offset mostly by redemptions and repayments of short-term loans and investments totaling $11,124,193. For the nine months ended September 30, 2022, net cash used in operating activities was $6,429,293. Cash flows used in operating activities for the nine months ended September 30, 2022 were primarily related to the funding of our short-term loans and purchases of investments aggregating $13,924,333, offset mostly by redemptions and repayments of short-term loans and investments totaling $10,076,483.

FINANCIAL CONDITION

As of September 30, 2023, we had cash of $962,860, a decrease of $126,781 from December 31, 2022. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2023, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 5. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1	Amendment to 2022 Stock Incentive Plan, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed August 15, 2023)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: November 17, 2023	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSKY Chief Executive Officer

Date: November 17, 2023	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II Chief Financial Officer

