Form 10-K
period 2023-12-31
Mill City Ventures III, Ltd
filed 2024-04-02
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 001-41472

MILL CITY VENTURES III, LTD.
(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State of incorporation)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd#205
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

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of June 30, 2023 was approximately $4,354,000 based on the closing sales price of $2.41 per share as reported by the Nasdaq Capital Market. As of March 31, 2024, there were 6,385,255 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

In terms of regulatory risk, we believe that short-term lending permits us to avail ourselves of a court-recognized exception for treating promissory notes (evidencing a loan) as “securities” under federal securities law. This exception generally applies to promissory notes with short-term maturities of nine months or less. Our ability to avail ourselves of this exception, and to more generally structure our transactions in such a way to avoid them being properly considered as “securities” under federal securities laws, is important because we believe that it enables us to avoid once again becoming subject to regulation under the 1940 Act. Below we discuss in further detail our process for evaluating transactional terms and structures with a view to remaining outside of the regulatory regime of the 1940 Act (please refer to “Investment Process” below).

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

In addition, we occasionally explore and evaluate our ability to enter into other kinds of short-term specialty finance transactions. Examples include the expansion of our efforts to purchase adjudicated settlements, the purchase (at discounted rates) of receivables owing to professionals on account of certain workers’ compensation claim, and short-term consumer finance lending.

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

Competition

The market for specialty finance is competitive, largely as a result of the participation of various types of professionally managed pooled investment funds such as private equity and private credit funds, including secured, non-secured debt and mezzanine-debt funds, and other types of professional finance companies seeking the high returns that are possible in specialty finance and hard-money lending.  Nevertheless, we believe we are well positioned to compete successfully in this market because of our entrepreneurial, creative and flexible approach to specialty finance opportunities, and our management’s experience in entrepreneurial ventures and finance.

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

The assessments described above outlines our general approach for our investment decisions, although not all of such activities will be followed in each instance, or some may be stressed more so than others depending on facts and circumstances. Upon successful completion of this preliminary evaluation, we will typically (1) evaluate our own regulatory concerns (i.e., to what extent the potential transaction may properly be considered an investment in a “security” for purposes of the 1940 Act and, if necessary, consider alternative structures to alleviate any risks to our company relating thereto), and (2) decide whether to move forward towards negotiating a letter of intent and, thereafter, definitive documentation for our transaction. Depending on timing, we may not use a letter of intent and will instead proceed directly to definitive documentation.

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

We withdrew our election to be treated as a BDC under the 1940 Act at the end of 2019, and during the years since that time have refocused our business on providing short-term specialty finance solutions to private businesses, small-cap public companies and high-net-worth individuals. Given that our current business has been developed and pursued over the four years prior to this filing, investors have limited means to evaluate our performance, its evolution, and the likelihood of our future success.

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

Our business depends in part on maintaining diverse and robust sources of capital to originate our short-term loans. In January 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrued interest at the per annum rate of 8%, and all our obligations under the Loan Agreement were secured by a grant of a collateral security interest in substantially all of our assets. As a Lender, Mr. Berman was obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement had a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement were to become due and payable; subject, however, to each Lender’s right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023. See “Certain Relationships and Related Transactions.” In January 2024, we terminated the Loan Agreement having earlier satisfied all of our obligations thereunder.

Events of default or breaches of financial, performance or other covenants, or worse than expected performance of one or more of our short-term loans, could reduce or terminate our future access to funding. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.

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

Nine shareholders (five of whom are presently officers and directors) beneficially own shares representing over 54% of our issued and outstanding common stock. As a result, investors in our common stock cannot reasonably expect to have any significant influence over the election of our directors or other matters submitted to a vote of our shareholders. Instead, our existing significant shareholders will exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a shareholder vote, potentially in a manner that you do not support. Examples of such voting matters, apart from the election of our directors, includes amendments to our articles of incorporation, bylaws, and approval of major corporate transactions. The concentrated amount of control over our affairs held by a relatively few number of significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price.

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

Our articles of incorporation authorize the issuance of up to 111,111,111 shares of capital stock.  Because we have only 6,385,255 shares of common stock issued and outstanding, our Board of Directors has the power and authority to issue a substantial number of additional shares of common stock or preferred shares. The issuance of additional common stock or preferred shares:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We review cybersecurity risk as part of our overall risk-management program. This ensures that cybersecurity risk management remains a meaningful priority in our business strategy and operations.  Our risk management strategy for cybersecurity generally includes:

•	Identification: We aim to proactively identify the manners in which our business could be materially impacted by cybersecurity risks.
•

Assessment: We periodically assess our risks relating to cybersecurity threats, including risks relating to our reliance on third parties. In so doing, we consider the likelihood and impact that could result from the manifesting of such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

•	Management: If deemed appropriate, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.

We presently do no engage third parties to assist with evaluating the effectiveness of our risk-management and cybersecurity practices.  The Company did not have any material cybersecurity breaches during the year ended December 31, 2023.

Our criteria for determining the materiality of cybersecurity incidents includes assessing potential or actual financial impacts, reputational damage, and operational disruptions. In the event of a cybersecurity incident, all material and known facts would be recorded, including their nature, scope and financial implications; and Form 8-K filings required in relation to any material cybersecurity incident would be prepared and timely filed (with any reasons for delayed disclosures being documented in writing).  The Company believes these steps will help ensure compliance with SEC requirements and maintain overall stakeholder confidence in the Company.

The Audit Committee of our Board of Directors is the governance body involved in, and ultimately responsible for, cybersecurity oversight.  They will generally coordinate with our Chief Financial Officer in this regard.  If needed, the full Board would be updated on cybersecurity risks and incidents.  None of our directors on the Audit Committee nor our Chief Financial Officer have particular experience in cybersecurity matters.

In the event of a cybersecurity concern or event, our incident response approach would have our Chief Financial Officer report to our Audit Committee and full Board of Directors, as well as legal counsel.

ITEM 2 PROPERTIES

Our executive offices are located at 1907 Wayzata Boulevard, Suite 205, Wayzata, Minnesota 55391, and our telephone number is: (952) 479-1923. We are parties to two operating leases for office space expiring May 31, 2024. These leases do not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses; and they do not contain contingent-rent provisions. The leases do not include options to renew. We consider our current office space adequate for our current operations.

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

Period	Market Price (High/Low) 2023	Market Price (High/Low) 2022
First Quarter	$2.54 – 2.02	$5.00 – 200
Second Quarter	$2.44 - 2.17	$4.55 – 2.20
Third Quarter	$3.58 - 2.09	$4.32 – 1.84
Fourth Quarter	$3.59 - 2.22	$2.73 – 1.81

Holders

As of the date of this filing, we had approximately 253 holders of record of our common stock.

Dividends

The company does not expect that the Board of Directors will declare any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	670,000	$2.11	30,000
Equity compensation plans not approved by security holders	—	—	—
Total	670,000	$2.11	30,000

The securities reflected in column (a) above were issued pursuant to the company’s 2022 Stock Incentive Plan.

Recent Sales of Unregistered Securities

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

In November and December 2022, the Company issued options for the purchase of an aggregate of 870,000 shares of common stock to officers, directors and employees of, and consultants to, the Company contemporaneously with the adoption of a 2022 Stock Incentive Plan.  These option grants were made subject to subsequent shareholder approval of the 2022 Stock Incentive Plan in accordance with Nasdaq rules.  The options were granted pursuant to Section 4(a)(2) of the Securities Act of 1933 and other applicable exemptions.  The shareholders of the company subsequently approved the 2022 Stock Incentive Plan on January 20, 2023 at a special meeting of shareholders called for that purpose. Options for 200,000 of these common shares were subsequently exercised, and the common shares issued, in September 2023.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this report and those summarized below:

•	our being a company with little operating history;
•	our ability to select appropriate specialty finance investment opportunities;
•	our expectations around the performance of borrowers in which we invest;
•	our success in retaining our officers and directors, or replacing them in the event we lose their services;
•	actual and potential conflicts of interest involving our directors or management team;
•	our ability to obtain additional financing, if needed and on acceptable terms;
•	our ability to source quality prospective borrowers for our specialty finance solutions;
•	our ability to consummate transactions due to the uncertainty resulting from unpredictable events such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases;
•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our regulatory structure and tax treatment;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, we receive from our investments;
•	our overall financial performance and financial condition following this offering;
•	our public securities’ potential liquidity and trading price;
•	the lack of a market for our securities; and
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Results of Operations

	For the Year Ended December 31,
	2023	2022
Investment Income:
Interest Income	$3,298,635	$4,199,453

Operating Expenses:
General Operating Expenses	149,708	140,993
Legal and Accounting Expenses	761,525	1,592,218
Executive Management Compensation	1,848,393	941,590
Insurance Expense	108,039	111,110
Director's Fees	772,968	417,073
Interest Expense	78,000	195,893
Total Operating Expenses	3,718,633	3,398,877

Net Investment Gain (Loss)	$(419,998)	$800,576

For the year ended December 31, 2023, we earned $2,836,060 from 26 different short-term loans; and an aggregate of $462,575 in related origination fees.

For the year ended December 31, 2022, we earned $3,397,443 from 31 different short-term loans; and an aggregate of $802,010 in related origination fees.

As the table above indicates, we incurred operating expenses aggregating $3,718,633 for the year ended December 31, 2023, and $3,398,877 for the year ended December 31, 2022. A summary of the various components of our operating expenses for these periods is set forth below.

General Operating Expenses.  Our general operating expenses were $149,708 for the year ended December 31, 2023 and $140,993 for the year ended December 31, 2022. The increase in the current period is primarily related to higher fees incurred in relation to the unused portion on our line of credit (see Liquidity and Capital Resources below for more information).

Legal and Accounting Expenses.  Our legal and accounting expenses were $761,525 for the year ended December 31, 2023 and $1,592,218 for the year ended December 31, 2022. The decrease in the current period is primarily related to a decrease in legal, consulting and marketing costs incurred.

Executive Management Compensation.  Our executive management compensation was $1,848,393 for the year ended December 31, 2023 and $941,590 for the year ended December 31, 2022. The increase in 2023 over 2022 is due to a stock option issuance recognized in January 2023.

Director’s Fees.  Our director’s fees were $772,968 for the year ended December 31, 2023 and $417,073 for the year ended December 31, 2022. The increase in 2023 over 2022 is due to a stock option issuance recognized in January 2023.

Interest Expense.  Our interest expense was $78,000 for the year ended December 31, 2023 and $195,893 for the year ended December 31, 2022. The 2023 decrease from 2022 is due to a lower use of the line of credit arrangement we entered into in 2022 (see Liquidity and Capital Resources below for more information).

For the year ended December 31, 2023 our net investment loss was $419,998. For the year ended December 31, 2022, our net investment gain was $800,576. The increased net investment loss during 2023 was primarily the result of the stock option issuance and recognition in January 2023 that was primarily to our officers and directors, in addition to lower interest income earned during the course of 2023, including related origination fees.

Financial Condition

At December 31, 2023, we had an increase in net assets of $718,703 as compared to December 31, 2022. This increase in net assets was primarily due to the issuance and exercise of stock options, partially offset by the decrease in the fair value of our investments and reduced cash and cash equivalents. Our net assets increased by $4,457,511 at December 31, 2022 as compared to December 31, 2021, due to the capital we raised during our August 2022 public offering and an increase in our interest income earned from the short-term loans we provided.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Year Ended December 31,
	2023	2022
Cash flows provided (used) by:
Operating activities	$(1,137,617)	$(4,888,302)
Financing activities	424,000	4,041,795
Net decrease in cash	(713,617)	(846,507)
Cash, beginning of period	1,089,641	1,936,148
Cash, end of period	$376,024	$1,089,641

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust. The Loan Agreement provided us with a $5 million revolving line of credit to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrued interest at the per annum rate of 8%, and all our obligations under the Loan Agreement were secured by a grant of a collateral security interest in substantially all of our assets.  In January 2024, we terminated the Loan Agreement after having earlier satisfied all amounts thereunder. Any applicable fees for early termination of the Agreement were waived.

During the course of 2023, the Loan Agreement, together with our cash and cash equivalents, were our primary sources of liquidity.  With the termination of the Loan Agreement, however, our cash and cash equivalents are our remaining sources of liquidity as of the date of this report. In addition, we expect that some of our investment positions will mature, resulting in additional available cash. Management believes that these sources of liquidity, will be sufficient for the Company to fund its operations through the entirety of fiscal 2024.  Accordingly, at present we have no definitive plans to obtain other sources of liquidity through borrowing or otherwise.

Investment Activity

In 2023, we made new investments aggregating $12,900,500, and refinanced or otherwise extended the term to maturity of investments aggregating $10,857,500.  Of these amounts, $5 million were initially loaned to Mustang Funding, LLC in 2023, and another of $5 million earlier loaned in 2022 was refinanced, such that we had an aggregate of $10 million invested in Mustang Funding, LLC at December 31, 2023, all of which was due to mature at May 31, 2024.

In 2023, we also wrote-down (i.e., reduced the fair market value of our short-term loans) an aggregate of $935,000 of our investments in preferred stock and $345,421 in one of our short-term loan investments. In general, these write-downs occurred due to our judgment that some aspect of our investment was no longer likely collectible in full on account of the borrower’s financial condition, prospects, or both. The write-downs were offset by an increase in market valuations of our remaining short-term loan portfolio as well as market changes in our common stock and other equity holdings, resulting in a net change in unrealized depreciation of $641,433 as reflected in the statement of operations.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2023 and we do not anticipate any such capital expenditures for fiscal 2024.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of our executive management, the Audit Committee of our Board of Directors and any independent third-party valuation expert that may be engaged by management to assist in the valuation of our portfolio investments. Valuation determinations are in all cases made in conformity with the written valuation policies and procedures respecting the valuation of company investments.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders’ of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2023 and 2022, including the investment schedules and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Investment Valuation

As explained in Note 7 to the financial statements, the accompanying financial statements include investments valued at $17,284,676 and $16,708,432 as of December 31, 2023 and 2022, respectively, whose fair values have been estimated by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. The investments are valued based on unobservable inputs as of December 31, 2023 and 2022. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments which utilize significant unobservable inputs
Description of the Matter

At December 31, 2023, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled $17,236,766. The fair values of these investments are determined by management using the valuation techniques and significant unobservable inputs described in Notes 6 and 7 to the financial statements.

Auditing the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy was complex and involved a high degree of auditor subjectivity and judgement due to the estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s valuation process, including management’s assessment of the significant inputs and estimates used in the fair value measurements.

We performed the following procedures, among others, for the Company’s Level 3 investments:

•

We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each subject investment and investment class. We also consulted with our valuation specialist to ascertain that the Company’s valuation method was widely accepted.

	•	We assigned senior, more experienced audit team members to perform audit procedures related to the valuation of investments.

	•	We evaluated the reasonableness of the significant unobservable inputs by comparing the inputs used by the Company to third-party sources, if available, such as market indexes or other market data.

	•	We considered the other information obtained during the audit that corroborated or contradicted the Company’s inputs or fair value measurements.

•

For investments sold during the year or subsequent to year-end, we compared the transaction price to the Company’s fair value estimate to assess the reasonableness of management’s fair value estimates.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

April 1, 2024

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Investments, at fair value (cost: $18,577,481 and $17,359,804, respectively)	$17,284,676	$16,708,432
Cash	376,024	1,089,641
Note receivable, related party	250,000	250,000
Prepaid expenses	165,301	218,440
Interest and dividend receivables	264,413	250,879
Right-of-use operating lease asset	9,283	16,398
Deferred taxes	757,000	201,000
Total Assets	$19,106,697	$18,734,790

LIABILITIES
Accounts payable	$71,702	$136,514
Accrued payroll liabilities	435,449	640,000
Operating lease liability	9,283	16,562
Deferred interest income	—	70,154
Total Liabilities	516,434	863,230
Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,385,255 and 6,185,255 issued and outstanding)	6,385	6,185
Additional paid-in capital	15,473,121	15,049,321
Additional paid-in capital - stock options	1,460,209	—
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(1,052,183)	(1,086,739)
Accumulated undistributed net realized gains on investment transactions	5,155,200	5,713,829
Net unrealized depreciation in value of investments	(1,292,804)	(651,371)
Total Shareholders' Equity (Net Assets)	18,590,263	17,871,560
Total Liabilities and Shareholders' Equity	$19,106,697	$18,734,790
Net Asset Value Per Common Share	$2.91	$2.89

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Operations

	Year Ended
	December 31, 2023	December 31, 2022
Investment Income
Interest income	$3,298,635	$4,199,453
Total Investment Income	3,298,635	4,199,453
Operating Expenses
Professional fees	761,525	1,592,218
Payroll	1,848,393	941,590
Insurance	108,039	111,110
Occupancy	68,421	73,146
Director's fees	772,968	417,073
Interest expense	78,000	195,893
Other general and administrative	81,287	67,847
Total Operating Expenses	3,718,633	3,398,877
Net Investment Gain (Loss)	(419,998)	800,576
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(558,629)	133,019
Net change in unrealized depreciation on investments	(641,433)	(816,989)
Net Realized and Unrealized Loss on Investments	(1,200,062)	(683,970)
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	(1,620,060)	116,606

Provision For (Benefit From) Income Taxes	(454,554)	9,648
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,165,506)	$106,958

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$(0.18)	$0.02

Weighted-average number of common shares outstanding - basic and diluted	6,249,913	5,333,028

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

Year Ended December 31, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2022	6,185,255	$6,185	$15,049,321	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Stock-based compensation	—	—	1,460,209	—	—	—	—	1,460,209
Exercise of stock options	200,000	200	423,800	—	—			424,000
Undistributed net investment gain		—	—	—	34,556	—	—	34,556
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Depreciation in value of investments		—	—	—	—	—	(641,433)	(641,433)
Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263

Year Ended December 31, 2022	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investment Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of December 31, 2021	4,795,739	$4,760	$10,700,193	$(1,159,665)	$(1,877,667)	$5,580,810	$165,618	$13,414,049
Common shares issued in public offering net of underwriting costs and warrants	1,250,000	1,250	3,839,372	—	—			3,840,622
Warrants issued to underwriter			201,173					201,173
Common shares issued in reverse stock split rounding	735	—	—					—
Common shares issued in stock-based compensation	61,004	97	149,218	—	—			149,315
Common shares issued in consideration for expense payment	77,777	78	159,365	—	—			159,443
Undistributed net investment gain		—	—	—	790,928	—	—	790,928
Undistributed net realized gain on investment transactions		—	—	—	—	133,019	—	133,019
Depreciation in value of investments		—	—	—	—	—	(816,989)	(816,989)
Balance as of December 31, 2022	6,185,255	$6,185	$15,049,321	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Cash Flows

	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,165,506)	$106,958
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	641,433	816,989
Net realized (gain) loss on investments	558,629	(133,019)
Purchases of investments	(12,900,500)	(23,558,458)
Proceeds from sales of investments	11,124,194	20,264,731
Stock-based compensation	1,460,209	—
Deferred income taxes	(556,000)	(246,000)
Stock-based compensation to employees and vendors	—	308,758
Changes in operating assets and liabilities:
Prepaid expenses and other assets	60,254	(146,180)
Interest and dividends receivable	(13,534)	73,471
Payable for investment purchase	—	(1,900,000)
Accounts payable and other liabilities	(276,642)	723,294
Deferred interest income	(70,154)	70,154
Accrued income taxes	—	(1,269,000)
Net cash used in operating activities	(1,137,617)	(4,888,302)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and offering costs	—	4,041,795
Proceeds from stock option exercise	424,000	—
Proceeds from line of credit	2,750,000	9,793,800
Repayments on line of credit	(2,750,000)	(9,793,800)
Net cash provided by financing activities	424,000	4,041,795
Net decrease in cash	(713,617)	(846,507)
Cash, beginning of period	1,089,641	1,936,148
Cash, end of period	$376,024	$1,089,641

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$428,948
Cash paid for interest	$78,000	$195,894

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,069,354	54.16%
Consumer - 23% secured loans
Intelligent Mapping, LLC	2,900,000	2,906,464	15.63%
Financial - 12% secured loans	500,000	-	0.00%
Information Technology - 15% convertible note	212,500	213,501	1.15%
Real Estate - 18% secured loans	745,000	760,119	4.09%
Tailwind, LLC	1,000,000	1,001,954	5.39%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,010,374	10.81%
Total Short-Term Non-Banking Loans	17,357,500	16,961,766	91.23%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	265,000	1.43%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	265,000	1.43%

Common Stock
Consumer	159,302	47,910	0.26%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$18,577,481	$17,284,676	92.97%

Total Cash	376,024	376,024	2.02%

Total Investments and Cash	$18,953,505	$17,660,700	94.99%

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

NOTE 1 — ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.”  The Company follows accounting and reporting guidance in Accounting Standards (“ASC”) Topic 946 “Financial Services – Investment Companies”.

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

The presentation of certain items in the financial statements for the year ended December 31, 2022, has been changed to conform to the classifications used in 2023. These reclassifications had no effect on shareholders’ equity or net increase in net assets as previously recorded.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2020 through 2022, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2023.

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

Stock-based compensation: The Company's stock-based compensation consists of stock options issued to certain employees and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black Scholes option-pricing method. If the factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

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

NOTE 3 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2023	2022
Numerator: Net increase (decrease) in net assets resulting from operations	$(1,165,506)	$106,958
Denominator: Weighted-average number of common shares outstanding	6,249,913	5,333,028
Basic and diluted net gain (loss) per common share	$(0.18)	$0.02

At December 31, 2023 and 2022, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares other than conditional option grants (for an aggregate of 870,000 shares of common stock) that were, at December 31, 2022, unexercisable and subject to voiding in the absence of shareholder approval of the related 2022 Stock Incentive Plan.  The Company’s shareholders subsequently approved the plan on January 20, 2023 at a special meeting of shareholders called for that purpose. At December 31, 2023, options issued under the plan for the purchase of 670,000 common shares remained outstanding. For the year ended December 31, 2023, the common shares underlying the stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

NOTE 4 — LEASES

We are subject to two non-cancelable operating leases for office space expiring May 31, 2024. These leases do not have significant payment escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the leases do not contain contingent rent provisions. The leases do not include options to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of December 31, 2023 and December 31, 2022 was 4.5% and the weighted-average remaining lease term was less than one year, and one year, respectively.

Rent expense for office facilities for the year ended December 31, 2023 and 2022 was $68,421 and $73,146, respectively.

The components of our operating leases were as follows for the years ended December 31:

	2023	2022

Operating lease costs	$21,975	$21,291
Variable lease cost	19,572	18,325
Short-term lease cost	26,874	33,530
Total	$68,421	$73,146

Supplemental balance sheet information consisted of the following at December 31:

Operating Lease	2023	2022
Right-of-use assets	$9,283	$16,398

Operating Lease Liability	$9,283	$16,562
Less: short term portion	(9,283)	(16,562)
Long term portion	$—	$—

Maturity analysis under lease agreements consisted of the following as of December 31:

	2023	2022
2023	$—	$16,675
2024	$9,353	$—
Total lease payments	9,353	16,675
Less: Present value discount	(70)	(113)
Present value of lease liabilities	$9,283	$16,562

Supplemental cash flow information related to leases for the years ended December 31:

	2023	2022
Operating cash outflow from operating leases	$69,743	$75,146

NOTE 5—SHAREHOLDERS’ EQUITY

At December 31, 2023 a total of 6,385,255 shares of common stock were issued and outstanding. At December 31, 2022 a total of 6,185,255 shares of common stock were issued and outstanding.

On August 9, 2022, the Company effected a stock combination (reverse stock split) of its common shares on a 1-for-2.25 basis such that every 2.25 shares of common stock issued and outstanding on that date were combined into one share of common stock.  Any fractional share resulting from the reverse stock split was rounded up to the nearest whole share. The reverse stock split was retroactively applied to prior periods, which reduced common stock by approximately $6,000 as part of the reverse stock split  for the reduction in common shares outstanding, and increased additional paid-in capital by approximately $6,000 as of December 31, 2021. The reverse stock split was approved by the Company's Board of Directors in accordance with Minnesota law and resulted in a proportionate reduction in the number of authorized shares of capital stock available for issuance under the Company's articles of incorporation.  This reduction was affected pursuant to the filing of articles of amendment with the Minnesota Secretary of State indicating that the Company, on a post-reverse-split basis, is authorized to issue up to 111,111,111 shares of capital stock.

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

During 2023 there were 200,000 shares issued related to the exercise of stock options. During 2022, there were 1,389,516 shares issued by the Company.

NOTE 6 — INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2023 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$17,357,500	93.4%	$16,961,766	98.1%
Preferred Stock	1,050,000	5.6	265,000	1.5
Common Stock	159,302	0.9	47,910	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,577,481	100.0%	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2022 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2022
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,486,625	89.2%	$15,285,932	91.5%
Preferred Stock	1,050,000	6.1	1,200,000	7.2
Warrants	679	—	—	—
Other Equity	822,500	4.7	222,500	1.3
Total	$17,359,804	100.0%	$16,708,432	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2023:

	As of December 31, 2023
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,069,354	58.3%
Consumer	3,219,374	18.6
Financial	10,000	0.1
Information Technology	213,501	1.2
Real Estate	3,772,447	21.8
Total	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2022:

	As of December 31, 2022
	Investments at Fair Value	Percentage of Fair Value

Business Services	$7,231,580	43.3%
Consumer	4,385,028	26.2
Financial	2,833,451	17.0
Information Technology	513,656	3.1
Real Estate	1,744,717	10.4
Total	$16,708,432	100.0%

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2023 and 2022 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2023, according to the fair value hierarchy:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$16,961,766	$16,961,766
Preferred Stock	—	—	265,000	265,000
Common Stock	47,910	—	—	47,910
Warrants	—	—	—	—
Other Equity	—	—	10,000	10,000
Total	$47,910	$—	$17,236,766	$17,284,676

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2023:

	For the year ended December 31, 2023
	ST Non-banking Loans	Preferred Stock	Other Equity

Balance as of January 1, 2023	$15,285,932	$1,200,000	$222,500
Net change in unrealized depreciation	(195,041)	(935,000)	600,000
Purchases and other adjustments to cost	12,900,500	—	—
Sales and redemptions	(11,029,625)	—	—
Realized gain (loss)	—	—	(600,000)
Transfers between level 3 and level 1	—	—	(212,500)
Balance as of December 31, 2023	$16,961,766	$265,000	$10,000

The net change in unrealized depreciation for the year ended December 31, 2023 attributable to Level 3 portfolio investments still held as of December 31, 2023 is $1,126,877, and is included in net change in unrealized depreciation on investments on the statement of operations.

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2022:

	For the year ended December 31, 2022
	ST Non-banking Loans	Preferred Stock	Other Equity

Balance as of January 1, 2022	$11,650,000	$1,200,000	$812,500
Net change in unrealized depreciation	(200,693)	—	(600,000)
Purchases and other adjustments to cost	23,548,458	—	10,000
Sales and redemptions	(19,711,833)	—	—
Balance as of December 31, 2022	$15,285,932	$1,200,000	$222,500

The net change in unrealized depreciation for the year ended December 31, 2022 attributable to Level 3 portfolio investments still held as of December 31, 2022 is $651,371, and is included in net change in unrealized depreciation on investments on the statement of operations.

The following table lists our Level 3 investments held as of December 31, 2023 and the unobservable inputs used to determine their valuation:

Security Type	12/31/23 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$16,961,766	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-23%
Other Equity	10,000	last secured funding known by company
Preferred Stock	265,000	last funding secured by company	economic changes since last funding
	$17,236,766

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
	$16,708,432

There was one transfer between levels during 2023 due to an initial public offering of a previously privately held security. The shares of that security are now free trading. There were no transfers between levels during the years ended December 31, 2022.

NOTE 8 – LINE OF CREDIT

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company.  Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrued interest at the per annum rate of 8%, and all our obligations under the Loan Agreement were secured by a grant of a collateral security interest in substantially all of our assets.

As a Lender, Mr. Berman was obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement had a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement were to become due and payable; subject, however, to each Lender’s right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023.

During the period January 3 to June 30, 2022, the Loan Agreement provided for us to pay a quarterly unused commitment fee equal to one-quarter of one percent of the amount of credit available but unused under the Loan Agreement, and initially required us to pay such fee in the form of shares of our common stock based on our net asset value per share on the last day of the applicable fiscal quarter. Beginning July 1, 2022, however, we became obligated under the Loan Agreement to pay the quarterly unused commitment fee in cash.

At December 31, 2023 and 2022, the balance outstanding on the line was $0. In January 2024, we terminated the Loan Agreement having earlier satisfied all amounts owing thereunder. Any applicable fees related to early termination of the Agreement were waived.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of December 31, 2023, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—
Granted	870,000	2.11
Exercised	(200,000)	2.12
Forfeited	—	—
Balance at December 31, 2023	670,000	$2.11

Options exercisable at December 31:	670,000	$2.11

Grant Date Fair Value for options granted during the period:		$1,460,209

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	8.92	$2.11	$230,900	670,000	$2.11	$230,900

The Company recognized stock-based compensation expense for stock options of $1,460,209 for the year ended December 31, 2023.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the year ended December 31, 2023:

2023
Risk-free interest rate	3.88%
Expected volatility	90.00%
Expected life (years)	5.0
Expected dividend yield	—%

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

NOTE 10 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC.  In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

•

On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures on July 1, 2024. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our Company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. The Loan Agreement was terminated in January 2024. See note 8 above for further details.

NOTE 11 — RETIREMENT SAVINGS PLANS

Our three full-time employees are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to a maximum of 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made aggregate contributions to the plan totaling $23,750 and $14,063 for the years ended 2023 and 2022, respectively.

NOTE 12 — INCOME TAXES

Presently, we are a “C-corporation” for tax purposes and have booked an income tax provision for the years ended December 31, 2023 and 2022.  Income taxes for the year ended December 31, 2023, and 2022 are described below.

	December 31
	2023	2022
Current taxes
Federal	$83,402	$268,803
State	18,044	(13,155)
Deferred taxes
Federal	(556,000)	(246,000)
State	—	—
Provision for (benefit from) income taxes	$(454,554)	$9,648

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal year 2023 and 2022 is as follows:

	2023	2022
Rate reconciliation:
Tax expense at U.S. statutory rate	$(431,776)	$97,503
Change in deferred tax rate	(1,866)	450
Prior year over / under accrual	93,702	—
Provision-to-return reconciliation	(110,457)	(18,536)
Temporary differences	—	(71,856)
Other	(4,157)	2,087
Income tax provision	$(454,554)	$9,648

As of December 31, 2023 and 2022 we had a deferred tax asset of $757,000 and $201,000, respectively.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31
	2023	2022
Deferred tax components
Unrealized (gain) loss on marketable securities	$343,886	$156,590
Depreciation	1,619	1,781
R&D and foreign credits	40,820	43,828
Lease liability	—	(39)
Stock options	275,632	—
Acquisition costs	30,402
Accrued bonuses	66,500	—
Other	(1,859)	(1,160)
Net deferred tax asset	$757,000	$201,000

NOTE 13 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2023 through 2019:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data (1)
Net asset value at beginning of period	$2.89	2.80	2.44	2.05	2.30
Net investment gain (loss)	(0.07)	0.13	0.27	0.11	(0.14)
Net realized and unrealized gain (loss)	(0.19)	(0.11)	0.54	0.41	0.00
(Provision for) benefit from income taxes	0.07	0.00	(0.23)	(0.05)	0.00
Issuance of common stock	0.07	0.00	0.00	0.00	0.00
Stock-based compensation	0.23	0.05	0.00	(0.02)	0.00
Repurchase of common stock	0.00	0.00	0.00	0.05	0.00
Other changes in equity	(0.09)	0.02	0.00	0.00	0.00
Payment of common stock dividend	0.00	0.00	(0.22)	(0.11)	(0.11)
Net asset value at end of period	$2.91	2.89	2.80	2.44	2.05

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.75	2.70	2.95	1.40	0.36
Shares outstanding at end of period	6,385,255	6,185,255	4,795,739	4,793,739	4,918,845
Average weighted shares outstanding for the period	6,366,481	5,333,028	4,795,242	4,830,691	4,918,845
Net assets at end of period	$18,590,263	17,871,560	13,414,049	11,640,887	10,068,533
Average net assets (2)	$18,647,600	15,639,394	13,155,207	10,504,563	11,473,535
Total investment return	(7.27)%	1.43%	24.07%	23.08%	(5.88)%
Portfolio turnover rate (3)	59.65%	129.57%	168.67%	61.11%	7.63%
Ratio of operating expenses to average net assets (3)	(19.94)%	(21.73)%	(10.30)%	(7.16)%	(7.27)%
Ratio of net investment income (loss) to average net assets (3)	(2.25)%	5.12%	9.89%	5.35%	(5.86)%
Ratio of realized gains (losses) to average net assets (3)	(3.00)%	0.85%	31.30%	0.05%	28.35%

(1)           Per-share data was derived using the weighted-average number of shares outstanding for the period.

(2)           Based on the monthly average of net assets as of the beginning and end of each period presented.

(3)           Ratios are annualized.

NOTE 14 — SUBSEQUENT EVENTS

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

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls were not effective as of December 31, 2023 due to a material weakness in our controls related to the proper accounting for transactions in accordance with GAAP. In order to remediate this matter, we plan to retain the assistance of an accounting expert to assist in the accounting and reporting of transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described above. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Control

Other than the material weakness mentioned above, there were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Douglas M. Polinsky

Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II

Chief Financial Officer

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	64	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	54	Director and Chief Financial Officer
Howard Liszt	78	Director
Lyle Berman	82	Director
Laurence Zipkin	84	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, we believe that there were no late filings during 2023.

ITEM 11  EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2023 and 2022 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Cash Bonus (1)	Stock Awards	Option Awards (2)	All Other Compensation*	Total
Douglas M. Polinsky,	2023	$200,000	$125,000	$-	$-	$36,512	$361,512
Chief Executive Officer	2022	$100,000	$250,000	$12,683	$530,000	$35,045	$927,728
Joseph A. Geraci, II,	2023	$200,000	$125,000	$-	$-	$45,014	$370,014
Chief Executive Officer	2022	$150,000	$250,000	$12,683	$530,000	$44,042	$986,725

(1)

$200,000 of the 2022 cash bonus amount reflected in the table was declared by the Compensation Committee and paid to the executive in January, 2023. $250,000 of the 2023 cash bonus amount reflected in the table was declared by the Compensation Committee and paid to the executive in January 2024.

(2)

The 2022 option award amount reflects the grant date fair value of options granted to the executive in November, 2022, subject to shareholder approval subsequently obtained in January 2023, using the Black-Scholes valuation method in accordance with FASB ASC Topic 718.

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

 Outstanding Equity Awards at Fiscal Year End

At December 31, 2022, we had issued to our named executive, and there were outstanding, an aggregate of 500,000 non-statutory ten-year stock options to purchase common stock at the purchase price of $2.12 per share, under our 2022 Stock Incentive Plan.  These stock options and the plan itself were, at that time, subject to the approval of our shareholders.  Subsequently, our shareholders did approve the plan on January 20, 2023, at a special shareholder meeting called for that purpose. At December 31, 2023, all 500,000 of these options remained outstanding.

Director Compensation

For 2023, we paid a total of $270,000 in director fees to our independent directors. Presently, each such director receives an annualized cash fee of $40,000, generally paid in quarterly installments.

Name	Year	Option Awards (1)	Compensation	Bonus (2)	Total
Joseph A. Geraci, II	2023	$-	$-	$-	$-
Douglas M. Polinsky	2023	$-	$-	$-	$-
Lyle Berman	2023	$167,656	$40,000	$50,000	$90,000
Howard P. Liszt	2023	$167,656	$40,000	$50,000	$90,000
Laurence S. Zipkin	2023	$167,656	$40,000	$50,000	$90,000

(1)	Amount represents the grant date fair value in accordance with FASB ASC Topic 718.
(2)	$150,000 of the 2023 cash bonus amount reflected in the table was declared by the Board of Directors and paid to the director in January 2024.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information, as of the date of this report, with respect to any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.  As of the date of this report, we had 6,385,255 shares of common stock outstanding.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 1907 Wayzata Blvd., Suite 205, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	676,981	10.20%
Joseph A. Geraci, II (3)	713,165	10.75%
Howard Liszt (4)	125,434	1.93%
Lyle Berman (5)	315,556	4.87%
Laurence Zipkin (6)	156,761	2.42%
Neal Linnihan SEP/IRA (8)	1,088,036	17.04%
Scott and Elizabeth Zbikowski (9)	768,445	12.03%
David Bester (10)	444,445	6.96%
Patrick Kinney (11)	418,794	6.56%
All current directors and executive officers as a group (7) (five persons)	1,858,982	25.87%

24

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

(4)	Mr. Liszt is a director of our Company. The reported figures include a presently exercisable non-statutory stock option for the purchase of up to 100,000 shares of common stock.

(5)	Mr. Berman is a director of our Company.

(6)	Mr. Zipkin is a director of our Company.

(7)	Consists of Messrs. Polinsky, Geraci, Liszt, Berman and Zipkin.

(8)	Based upon a Schedule 13G filed by Mr. Linnihan, and subsequent information obtained by the Company.

(9)	Based upon a Schedule 13G filed by Mr. and Mrs. Zbikowski, and subsequent information obtained by the Company.

(10)	Based upon a Schedule 13G filed by Mr. Bester, and subsequent information obtained by the Company.

(11)	Based upon a Schedule 13G filed by Mr. Kinney (including shares held by Mr. Kinney as a custodian for grandchildren), and subsequent information obtained by the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

Our Board of Directors has adopted a policy to require our disclosure of instances in our periodic filings with the SEC. Our related-party transactions requiring disclosure under this policy are as follows:

•

On August 10, 2018, we entered into a loan transaction with Elizabeth Zbikowski who, along with her husband Scott Zbikowski, owned and continues to own approximately 534,000 shares of our common stock. In the transaction, we obtained a two-year promissory note in the principal amount of $250,000, which was subsequently amended such that the note presently matures in July 2024. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of our common stock. The pledged shares are held in physical custody for us by Millennium Trust Company, as our custodial agent.

•

On January 3, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust (collectively, the “Lenders”). Mr. Berman is a director of our company. Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business. Amounts drawn under the Loan Agreement accrued interest at the per annum rate of 8%, and all our obligations under the Loan Agreement are secured by a grant of a collateral security interest in substantially all of our assets.

As a Lender, Mr. Berman was obligated to furnish only one-half of the aggregate $5 million available under the Loan Agreement. The Loan Agreement had a five-year term ending on January 3, 2027, at which time all amounts owing under the Loan Agreement were to become due and payable; subject, however, to each Lender’s right, including Mr. Berman, to terminate the Loan Agreement, solely with respect to such Lender’s obligation to provide further credit, at any time after January 3, 2023. We terminated the Loan Agreement in January 2024 having earlier satisfied all obligations owing thereunder.

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

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2023 and December 31, 2022, as well as the fees billed for other services rendered by Boulay PLLP.

	2023	2022
Audit Fees	$206,500	$136,803
Audit-Related Fees	—	91,940
Tax Fees	—	—
Total	$206,500	$228,743

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2023 and 2022 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2023 and 2022 were pre-approved by the Audit Committee.

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

__________________

*         Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	April 1, 2024
Douglas M. Polinsky	Director (principal executive officer)	April 1, 2024

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	April 1, 2024
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	April 1, 2024
Lyle Berman

/s/ Howard Liszt	Director	April 1, 2024
Howard Liszt

/s/ Laurence Zipkin	Director	April 1, 2024

