Form 10-Q
period 2024-03-31
Mill City Ventures III, Ltd
filed 2024-05-15
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 15, 2024, Mill City Ventures III, Ltd. had 6,385,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2024

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Investments, at fair value (cost: $18,366,616 and $18,577,481, respectively)	$17,125,563	$17,284,676
Cash	504,725	376,024
Note receivable, related party	250,000	250,000
Prepaid expenses	207,588	165,301
Interest and dividend receivables	268,590	264,413
Right-of-use operating lease asset	3,734	9,283
Deferred taxes	660,000	757,000
Total Assets	$19,020,200	$19,106,697

LIABILITIES
Accounts payable	$36,496	$71,702
Accrued payroll liabilities	7,604	435,449
Operating lease liability	3,734	9,283
Total Liabilities	47,834	516,434

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,385,255 issued and outstanding)	6,385	6,385
Additional paid-in capital	15,473,121	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(746,326)	(1,052,183)
Accumulated undistributed net realized gains on investment transactions	5,179,695	5,155,200
Net unrealized appreciation (depreciation) in value of investments	(1,241,053)	(1,292,804)
Total Shareholders' Equity (Net Assets)	18,972,366	18,590,263
Total Liabilities and Shareholders' Equity	$19,020,200	$19,106,697
Net Asset Value Per Common Share	$2.97	$2.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income
Interest income	$832,667	$864,028
Total Investment Income	832,667	864,028
Operating Expenses
Professional fees	138,371	129,851
Payroll	151,066	1,130,439
Insurance	26,890	27,000
Occupancy	10,677	19,043
Director's fees	30,000	532,968
Interest expense	320	34,667
Other general and administrative	3,763	15,827
Total Operating Expenses	361,087	1,889,795
Net Investment Gain (Loss)	471,580	(1,025,767)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	24,495	(600,000)
Net change in unrealized appreciation on investments	51,751	648,423
Net Realized and Unrealized Gain on Investments	76,246	48,423
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$547,826	$(977,344)

Provision (Benefit) for Income Taxes	165,723	(259,300)
Net Increase (Decrease) in Net Assets Resulting from Operations	$382,103	$(718,044)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic and diluted	$0.06	$(0.12)

Weighted-average number of common shares outstanding - basic	6,385,255	6,185,255
Weighted-average number of common shares outstanding - diluted	6,501,823	6,185,255

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	305,857	—	—	305,857
Undistributed net realized gain on investment transactions		—	—	—	—	24,495	—	24,495
Appreciation in value of investments		—	—	—	—	—	51,751	51,751
Balance as of March 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(746,326)	$5,179,695	$(1,241,053)	$18,972,366

Three Months Ended March 31, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2022	6,185,255	$6,185	$15,049,321	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options		—	1,460,209	—	—	—	—	1,460,209
Net investment loss, net of tax benefit of $259,300		—	—	—	(766,467)	—	—	(766,467)
Net realized loss on investment transactions		—	—	—	—	(600,000)	—	(600,000)
Appreciation in value of investments		—	—	—	—	—	648,423	648,423
Balance as of March 31, 2023	6,185,255	$6,185	$16,509,530	$(1,159,665)	$(1,853,206)	$5,113,829	$(2,948)	$18,613,725

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$382,103	$(718,044)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation on investments	(51,751)	(648,423)
Net realized (gain) loss on investments	(24,495)	600,000
Purchases of investments	(73,438)	(6,900,500)
Proceeds from sales of investments	308,797	3,945,000
Issuance of stock options	—	1,460,209
Deferred income taxes	97,000	(260,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36,738)	(43,633)
Interest and dividends receivable	(4,177)	(115,512)
Accounts payable and other liabilities	(468,600)	(690,971)
Deferred interest income	—	(27,938)
Net cash provided by (used in) operating activities	128,701	(3,399,812)
Cash flows from financing activities:
Proceeds from line of credit	—	2,750,000
Net cash provided by financing activities	—	2,750,000
Net increase (decrease) in cash	128,701	(649,812)
Cash, beginning of period	376,024	1,089,641
Cash, end of period	$504,725	$439,829

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,111,873	53.30%
Consumer - 23% secured loans
Intelligent Mapping, LLC	2,900,000	2,904,717	15.31%
Financial - 12% secured loans	500,000	-	0.00%
Real Estate - 18% secured loans	745,000	740,763	3.90%
Tailwind, LLC	1,000,000	1,002,443	5.28%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,010,712	10.60%
Total Short-Term Non-Banking Loans	17,145,000	16,770,508	88.39%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	265,000	1.40%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	265,000	1.40%

Common Stock
Information Technology	160,937	80,055	0.42%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$18,366,616	$17,125,563	90.26%

Total Cash	504,725	504,725	2.66%

Total Investments and Cash	$18,871,341	$17,630,288	92.92%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,069,354	54.16%
Consumer - 23% secured loans
Intelligent Mapping, LLC	2,900,000	2,906,464	15.63%
Financial - 12% secured loans	500,000	-	0.00%
Information Technology - 15% convertible note	212,500	213,501	1.15%
Real Estate - 18% secured loans	745,000	760,119	4.09%
Tailwind, LLC	1,000,000	1,001,954	5.39%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,010,374	10.81%
Total Short-Term Non-Banking Loans	17,357,500	16,961,766	91.23%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	265,000	1.43%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	265,000	1.43%

Common Stock
Consumer	159,302	47,910	0.26%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$18,577,481	$17,284,676	92.97%

Total Cash	376,024	376,024	2.02%

Total Investments and Cash	$18,953,505	$17,660,700	94.99%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

March 31, 2024

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2020 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2024.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2024 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$17,145,000	93.3%	$16,770,508	97.9%
Preferred Stock	1,050,000	5.7	265,000	1.5
Common Stock	160,937	0.9	80,055	0.5
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,366,616	100.0%	$17,125,563	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2023 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$17,357,500	93.4%	$16,961,766	98.1%
Preferred Stock	1,050,000	5.6	265,000	1.5
Common Stock	159,302	0.9	47,910	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,577,481	100.0%	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2024:

	As of March 31, 2024
	Investments at Fair Value	Percentage of Fair Value
Business Services	$10,111,873	59.0%
Consumer	3,169,717	18.5
Financial	10,000	0.1
Information Technology	80,055	0.5
Real Estate	3,753,918	21.9
Total	$17,125,563	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2023:

	As of December 31, 2023
	Investments at Fair Value	Percentage of Fair Value
Business Services	$10,069,354	58.3%
Consumer	3,219,374	18.6
Financial	10,000	0.1
Information Technology	213,501	1.2
Real Estate	3,772,447	21.8
Total	$17,284,676	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2024 may differ materially from values that would have been used had a readily available market for those investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2024, according to the fair value hierarchy:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$16,770,508	$16,770,508
Preferred Stock	—	—	265,000	265,000
Common Stock	80,055	—	—	80,055
Other Equity	—	—	10,000	10,000
Total	$80,055	$—	$17,045,508	$17,125,563

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	ST Non-banking Loans	Preferred Stock	Other Equity
Balance as of January 1, 2024	$16,961,766	$265,000	$10,000
Net change in unrealized appreciation	21,242	—	—
Purchases and other adjustments to cost	73,438	—	—
Sales and redemptions	(125,000)	—	—
Transfers out of level 3	(160,938)	—	—
Balance as of March 31, 2024	$16,770,508	$265,000	$10,000

The net change in unrealized appreciation for the three months ended March 31, 2024 attributable to Level 3 portfolio investments still held as of March 31, 2024 was $22,243.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

The following table lists our Level 3 investments held as of March 31, 2024 and the unobservable inputs used to determine their valuation:

Security Type	3/31/24 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$16,770,508	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-23%
Other Equity	10,000	last secured funding known by company
Preferred Stock	265,000	last funding secured by company	economic changes since last funding
	$17,045,508

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2023:

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

The net change in unrealized depreciation for the year ended December 31, 2023 attributable to Level 3 portfolio investments still held as of December 31, 2023 was $1,126,877.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 6 – INCOME TAXES

Presently, we are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below. Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate.

As of March 31, 2024 and December 31, 2023, we have a deferred tax asset of $660,000 and $757,000, respectively. As of March 31, 2024, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, acquisition costs, depreciable assets, and right of use assets.   Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of March 31, 2024 and December 31, 2023 we had prepaid income taxes of $67,700 and $131,500, respectively. We recorded an increase of income taxes of $165,723 (30 percent effective tax rate) and a decrease of income taxes of $259,300 (26 percent effective tax rate) during the three months ended March 2024 and March 2023, respectively.

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

At December 31, 2023, the balance outstanding on the line was $0. In January 2024, we terminated the Loan Agreement having earlier satisfied all amounts owing thereunder. Any applicable fees related to early termination of the Agreement were waived.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of March 31, 2024, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31	670,000	$2.11

Options exercisable at March 31:	670,000	$2.11

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	8.67	$2.11	$364,900	670,000	$2.11	$364,900

The Company recognized stock-based compensation expense for stock options of $0 and $1,460,209 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

At March 31, 2024, we had 6,385,255 shares of common stock issued and outstanding.

In connection with the 2022 public offering, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 75,000 common shares at $5.00 per share. This warrant is exercisable after 180 days, and expires on August 8, 2027. This warrant is equity-classified and the fair value was $201,173 on the offering date.

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

	For the Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase (decrease) in net assets resulting from operations	$382,103	$382,103	$(718,044)	$(718,044)
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,501,823	6,185,255	6,185,255
Basic and diluted net gain (loss) per common share	$0.06	$0.06	$(0.12)	$(0.12)

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 11 – OPERATING LEASES

We are party to a non-cancelable operating lease for office space expiring May 31, 2024. The lease does not have significant lease escalations, holidays, concessions, leasehold improvements, or other build-out clauses. Further, the lease does not contain contingent rent provisions. The lease does not include an option to renew.

Because our lease does not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The weighted-average discount rate as of March 31, 2024 and March 31, 2023 was 4.5% and the weighted-average remaining lease term is one year.

Rent expense for office facilities for the three months ended March 31, 2024 and 2023 was $10,677 and $19,043, respectively.

The components of our operating leases were as follows for the three months ended March 31:

	2024	2023

Operating lease costs	$5,612	$5,504
Variable lease cost	5,065	4,905
Short-term lease cost	—	8,634
Total	$10,677	$19,043

Supplemental balance sheet information consisted of the following at March 31:

Operating Lease	2024	2023
Right-of-use assets	$3,734	$10,903

Operating Lease Liability	$3,734	$11,067
Less: short term portion	(3,734)	(11,067)
Long term portion	$—	$—

Maturity analysis under this lease extension agreement consists of the following as of March 31:

	2024	2023
2023	$—	$11,226
2024	3,755	—
Total lease payments	3,755	11,226
Less: Present value discount	(21)	(159)
Present value of lease liabilities	$3,734	$11,067

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 12 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2024 through 2020:

	Three Months Ended March 31,
	2024	2023	2022	2021	2020
Per Share Data (1)
Net asset value at beginning of period	$2.91	2.89	2.79	2.43	2.05
Net investment income (loss)	0.07	(0.17)	0.09	0.00	0.00
Net realized and unrealized gains (losses)	0.01	0.01	0.02	0.50	(0.07)
Provision for (benefit from) income taxes	(0.02)	0.04	(0.02)	(0.14)	0.00
Issuance of stock options	0.00	0.24	0.00	0.00	0.00
Net asset value at end of period	$2.97	3.01	2.88	2.79	1.98

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.68	3.19	4.19	2.81	0.92
Shares outstanding at end of period	6,385,255	6,185,255	4,795,739	4,794,184	4,918,845
Average weighted shares outstanding for the period - basic	6,385,255	6,185,255	4,795,739	4,793,739	4,918,845
Average weighted shares outstanding for the period - diluted	6,501,823	6,185,255	4,795,739	4,793,739	4,918,845
Net assets at end of period	$18,972,366	18,613,725	13,826,160	13,391,679	9,786,615
Average net assets (2)	$18,781,314	18,242,642	13,620,104	12,516,283	9,927,574
Total investment return	2.06%	(4.15)%	3.23%	14.81%	(3.30)%
Portfolio turnover rate (3)	0.39%	21.63%	8.46%	40.24%	0.75%
Ratio of operating expenses to average net assets (3)	(7.57)%	(35.82)%	(15.28)%	(16.20)%	(7.82)%
Ratio of net investment income (loss) to average net assets (3)	10.58%	(20.92)%	14.24%	0.42%	0.87%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.  In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2024, we made $73,438 of investment purchases and had $308,797 of redemptions and repayments, resulting in net investments at amortized cost of $18,366,616 as of March 31, 2024.

During the three months ended March 31, 2023, we made $6,900,500 of investment purchases and had $3,945,000 of redemptions and repayments, resulting in net investments at amortized cost of $19,715,304 as of March 31, 2023.

Our portfolio composition by major class, based on fair value at March 31, 2024, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$16,770,508	97.9%
Equity/Other	355,055	2.1
Total	$17,125,563	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	2024	2023
Investment Income:	$832,667	$864,028
Operating Expenses:	(361,087)	(1,889,795)
Net Investment Gain (Loss)	$471,580	$(1,025,767)

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

For the three months ended March 31, 2024 and 2023, our total investment income was $832,667 and $864,028, respectively. Our loan portfolio generates interest income, with an average rate on the loans of 16.2%.

Professional Fees

For the three months ended March 31, 2024 and 2023, we had $138,371 and $129,851 of professional fees expense, respectively.

Payroll and Directors Fees

For the three months ended March 31, 2024 and 2023, we had $151,066 and $1,130,439 of payroll expense, respectively. In addition, director fees were $30,000 and $532,968 for the three months ended March 31, 2024 and 2023, respectively. The increase in 2023 over 2024 is due to a stock option issuance recognized in January 2023.

Interest Expense

For the three months ended March 31, 2024 and 2023, we had $320 and $34,667 of interest expense, respectively. The decrease is due to the termination of the line of credit agreement at the end of 2023.

Net Realized Gain (Loss) from Investments

For the three months ended March 31, 2024, we had $308,797 of proceeds from sale of investments, resulting in $24,495 of realized gains. For the three months ended March 31, 2023, we had $3,945,000 of proceeds from sale of investments, resulting in $600,000 of realized losses.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2024, our investments included $51,751 of unrealized appreciation. For the three months ended March 31, 2023, our investments included $648,423 of unrealized appreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2024, we recorded a net increase in net assets from operations of $382,103. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2024, our per-share net increase in net assets from operations was $0.06. For the three months ended March 31, 2023, we recorded a net decrease in net assets from operations of $718,044. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2023, our per-share net decrease in net assets from operations was $0.12.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2024, net cash provided in operating activities was $128,701. Cash flows used in operating activities for the three months ended March 31, 2024 were primarily related to redemptions and repayments of investments totaling $308,797. For the three months ended March 31, 2023, net cash used in operating activities was $3,399,812. Cash flows provided in operating activities for the three months ended March 31, 2023 were primarily related to purchases of investments totaling $6,900,500, offset by redemptions and repayments totaling $3,945,000.

FINANCIAL CONDITION

As of March 31, 2024, we had cash of $504,725, an increase of $128,701 from December 31, 2023. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition.  For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2024, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on April 17, 2023 (related to our year ended December 31, 2023) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

MILL CITY VENTURES III, LTD

Date: May 15, 2024	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

