Form 10-Q
period 2024-06-30
Mill City Ventures III, Ltd
filed 2024-08-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 15, 2024, Mill City Ventures III, Ltd. had 6,385,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2024

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (unaudited)

Condensed Balance Sheets – June 30, 2024 and December 31, 2023

Condensed Statements of Operations – Three and six months ended June 30, 2024 and June 30, 2023

Condensed Statements of Shareholders’ Equity – Three and six months ended June 30, 2024 and June 30, 2023

Condensed Statements of Cash Flows – Six months ended June 30, 2024 and June 30, 2023

Condensed Schedule of Investments – June 30, 2024 and Schedule of Investments – December 31, 2023

Condensed Notes to Financial Statements – June 30, 2024

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investments, at fair value:	$12,929,985	$17,284,676
Non-control/non-affiliate investments (cost: $14,460,679 and
$18,577,481 respectively)
Cash and cash equivalents	5,424,611	376,024
Note receivable	250,000	250,000
Prepaid expenses	103,762	165,301
Interest and dividend receivables	177,792	264,413
Right-of-use operating lease asset	—	9,283
Deferred taxes	772,000	757,000
Total Assets	$19,658,150	$19,106,697

LIABILITIES
Accounts payable	$87,644	$71,702
Accrued payroll liabilities	7,604	435,449
Operating lease liability	—	9,283
Accrued income tax	177,600	—
Total Liabilities	272,848	516,434

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized;	6,385	6,385
6,385,255 outstanding)
Additional paid-in capital	15,473,121	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(390,494)	(1,052,183)
Accumulated undistributed net realized gains on investment transactions	5,526,440	5,155,200
Net unrealized depreciation in value of investments	(1,530,694)	(1,292,804)
Total Shareholders' Equity (Net Assets)	19,385,302	18,590,263
Total Liabilities and Shareholders' Equity	$19,658,150	$19,106,697
Net Asset Value Per Common Share	$3.04	$2.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income
Interest income	$888,629	$907,502	$1,721,296	$1,771,530
Total Investment Income	888,629	907,502	1,721,296	1,771,530
Operating Expenses
Professional fees	174,098	287,325	312,469	417,176
Payroll	145,859	147,161	296,925	1,277,600
Insurance	24,602	26,522	51,492	53,522
Occupancy	9,545	21,072	20,222	40,115
Director's fees	30,000	30,000	60,000	562,968
Interest expense	—	43,333	320	78,000
Other general and administrative	13,955	14,632	17,718	32,481
Total Operating Expenses	398,059	570,045	759,146	2,461,862
Net Investment Gain (Loss)	$490,570	$337,457	$962,150	$(690,332)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	346,745	41,371	371,240	(558,629)
Net change in unrealized appreciation (depreciation) on investments	(289,641)	(21,107)	(237,890)	627,316
Net Realized and Unrealized Gain on Investments	57,104	20,264	133,350	68,687
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$547,674	$357,721	$1,095,500	$(621,645)

Provision for Income Taxes	134,738	287,000	300,461	25,678
Net Increase (Decrease) in Net Assets Resulting from Operations	$412,936	$70,721	$795,039	$(647,323)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic	$0.06	$0.01	$0.12	$(0.10)
Diluted	$0.06	$0.01	$0.12	$(0.10)

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(746,326)	$5,179,695	$(1,241,053)	$18,972,366
Undistributed net investment gain		—	—	—	355,832	—	—	355,832
Undistributed net realized gain on investment transactions		—	—	—	—	346,745	—	346,745
Depreciation in value of investments		—	—	—	—	—	(289,641)	(289,641)
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302

Three Months Ended June 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity
Balance as of March 31, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,853,206)	$5,113,829	$(2,948)	$18,613,725
Undistributed net investment gain		—	—	—	50,457	—	—	50,457
Undistributed net realized gain on investment transactions		—	—	—	—	41,371	—	41,371
Depreciation in value of investments		—	—	—	—	—	(21,107)	(21,107)
Balance as of June 30, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446

Six Months Ended June 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	661,689	—	—	661,689
Undistributed net realized gain on investment transactions		—	—	—	—	371,240	—	371,240
Depreciation in value of investments		—	—	—	—	—	(237,890)	(237,890)
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302

Six Months Ended June 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options		—	1,460,209	—	—			1,460,209
Net investment loss, net of tax benefit of $139,300		—	—	—	(716,010)	—	—	(716,010)
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Appreciation in value of investments		—	—	—	—	—	627,316	627,316
Balance as of June 30, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$795,039	$(647,323)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	237,890	(627,316)
Net realized (gain) loss on investments	(371,240)	558,629
Purchases of investments	(973,438)	(8,900,500)
Proceeds from sales of investments	5,461,479	9,149,194
Issuance of stock options	—	1,460,209
Deferred income taxes	(15,000)	(227,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	70,822	70,516
Interest and dividends receivable	86,621	(58,420)
Accounts payable and other liabilities	(243,586)	(710,228)
Deferred interest income	—	(55,875)
Net cash provided by operating activities	5,048,587	11,886
Cash flows from financing activities:
Proceeds from line of credit	—	2,750,000
Repayments on line of credit	—	(2,750,000)
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	5,048,587	11,886
Cash and cash equivalents, beginning of period	376,024	1,089,641
Cash and cash equivalents, end of period	$5,424,611	$1,101,527

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,438	$—

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)

JUNE 30, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,024,533	51.71%
Consumer - 15% secured loans
Bankers American Capital Corp	900,000	903,493	4.66%
Financial - 12% secured loans	500,000	-	0.00%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,001,959	10.33%
Total Short-Term Non-Banking Loans	13,400,000	12,929,985	66.70%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	-	0.00%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	-	0.00%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$14,460,679	$12,929,985	66.70%

Total Cash and cash equivalents	5,424,611	5,424,611	27.98%

Total Investments and Cash	$19,885,290	$18,354,596	94.68%

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

Cash and cash equivalents:  Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term, highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2020 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2024.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2024 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$13,400,000	92.7%	$12,929,985	100.0%
Preferred Stock	1,050,000	7.2	—	—
Warrants	679	—	—	—
Other Equity	10,000	0.1	—	—
Total	$14,460,679	100.0%	$12,929,985	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2023 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$17,357,500	93.4%	$16,961,766	98.1%
Preferred Stock	1,050,000	5.6	265,000	1.5
Common Stock	159,302	0.9	47,910	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,577,481	100.0%	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2024:

	As of June 30, 2024
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,024,533	77.5%
Consumer	903,493	7.0
Real Estate	2,001,959	15.5
Total	$12,929,985	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2023:

	As of December 31, 2023
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,069,354	58.3%
Consumer	3,219,374	18.6
Financial	10,000	0.1
Information Technology	213,501	1.2
Real Estate	3,772,447	21.8
Total	$17,284,676	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments portfolio as of June 30, 2024 may differ materially from values that would have been used had a readily available market for the investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2024, according to the fair value hierarchy:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$12,929,985	$12,929,985
Total	$—	$—	$12,929,985	$12,929,985

The following table presents the fair value measurements of our investment portfolio by major class, as of December 31, 2023, according to the fair value hierarchy:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$16,961,766	$16,961,766
Preferred Stock	—	—	265,000	265,000
Common Stock	47,910	—	—	47,910
Other Equity	—	—	10,000	10,000
Total	$47,910	$—	$17,236,766	$17,284,676

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	ST Non-banking Loans	Preferred Stock	Other Equity

Balance as of January 1, 2024	$16,961,766	$265,000	$10,000
Net change in unrealized appreciation	(74,281)	(265,000)	(10,000)
Purchases and other adjustments to cost	973,438	—	—
Sales and redemptions	(4,770,000)	—
Transfers out of level 3	(160,938)	—	—
Balance as of June 30, 2024	$12,929,985	$—	$—

The net change in unrealized depreciation for the six months ended June 30, 2024 attributable to Level 3 portfolio investments still held as of June 30, 2024 is $324,743.

The following table lists our Level 3 investments held as of June 30, 2024 and the unobservable inputs used to determine their valuation:

Security Type	6/30/24 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$12,929,985	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-15%
	$12,929,985

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2023:

	For the year ended December 31, 2023
	ST Non-banking Loans	Preferred Stock	Other Equity

Balance as of January 1, 2023	$15,285,932	$1,200,000	$222,500
Net change in unrealized depreciation	(195,041)	(935,000)	600,000
Purchases and other adjustments to cost	12,900,500	—	—
Realized gain (loss)	—	—	(600,000)
Transfers between level 3 and level 1	(11,029,625)	—	(212,500)
Balance as of December 31, 2023	$16,961,766	$265,000	$10,000

The net change in unrealized depreciation for the year ended December 31, 2023 attributable to Level 3 portfolio investments still held as of December 31, 2023 was $1,180,734.

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
	$17,236,766

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC.  In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

●

We hold a promissory note with two shareholders in the principal amount of $250,000, through January 1, 2025. The promissory note bears interest payable monthly at the rate of 10% per annum. The note is secured by the debtors’ pledge to us of 277,778 shares of common stock. The pledged shares are held in physical custody for us by our custodial agent.

●	As disclosed in Note 7, a component of our now terminated loan agreement is with a director of our Company.

NOTE 6 – INCOME TAXES

We are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below. Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate.

As of June 30, 2024 and December 31, 2023, we have a deferred tax asset of $772,000 and $757,000, respectively. As of June 30, 2024, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, acquisition costs, depreciable assets, and right of use assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of June 30, 2024 and December 31, 2023 we had accrued income taxes of $177,600 and prepaid income taxes $131,500, respectively. We recorded an increase of income taxes of $300,000 (26 percent effective tax rate) and $25,700 (26 percent effective tax rate) during the six months ended June 30, 2024 and June 30, 2023, respectively.

NOTE 7 – LINE OF CREDIT

The Company had a Loan and Security Agreement (the “Loan Agreement”) with a third party and director (collectively, the Lenders). Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business, of which our director was required to fund one half of the amount. Amounts drawn under the Loan Agreement accrue interest at the per annum rate of 8%, through January 3, 2027, subject to early termination provisions at the Lender’s right at any time after January 3, 2023. Our obligations under the Loan Agreement were secured by a grant of a collateral security interest in substantially all of our assets.

At December 31, 2023, the balance outstanding on the line was $0. In January 2024, we terminated the Loan Agreement. Any applicable fees related to early termination of the Agreement were waived.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan authorized the issuance of incentives relating to 900,000 shares of common stock. As of June 30, 2024, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance.

The following table summarizes the activity for all stock options outstanding for the six months ended June 30, 2024:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2024	670,000	$2.11

Options exercisable at June 30:	670,000	$2.11

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	8.42	$2.11	$586,000	670,000	$2.11	$586,000

The Company recognized stock-based compensation expense for stock options of $0 and $1,460,209 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

At June 30, 2024, we had 6,385,255 shares of common stock issued and outstanding.

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

	For the Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$412,936	$412,936	$70,721	$70,721
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,501,823	6,185,255	6,185,255
Basic and diluted net gain (loss) per common share	$0.06	$0.06	$0.01	$0.01

	For the Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase (decrease) in net assets resulting from operations	$795,039	$795,039	$(647,323)	$(647,323)
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,501,823	6,185,255	6,185,255
Basic and diluted net gain (loss) per common share	$0.12	$0.12	$(0.10)	$(0.10)

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2024 through 2020:

	Six Months Ended June 30,
	2024	2023	2022	2021	2020
Per Share Data (1)
Net asset value at beginning of period	$2.91	2.89	1.24	1.08	0.91
Net investment income (loss)	0.15	(0.11)	0.11	0.04	0.01
Net realized and unrealized gains (losses)	0.02	0.01	0.01	0.28	0.02
Provision for income taxes	(0.04)	(0.01)	(0.04)	(0.09)	0.00
Issuance of stock options	0.00	0.24	0.01	0.00	0.00
Repurchase of common stock	0.00	0.00	0.00	0.00	0.02
Net asset value at end of period	$3.04	3.02	1.33	1.31	0.96

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.02	2.67	1.41	1.22	0.65
Shares outstanding at end of period	6,385,255	6,185,255	4,824,628	4,795,739	4,754,104
Average weighted shares outstanding for the period	6,385,255	6,185,255	4,808,508	4,794,744	4,877,654
Net assets at end of period	$19,385,302	—	14,426,607	14,188,588	10,221,718
Average net assets (2)	$18,982,643	18,389,910	13,888,938	13,073,718	10,025,622
Total investment return (loss)	4.47%	(3.81)%	6.45%	21.30%	3.30%
Portfolio turnover rate (3)	5.13%	48.40%	65.55%	75.65%	11.90%
Ratio of operating expenses to average net assets (3)	(7.90)%	(25.16)%	(14.63)%	(11.72)%	(9.41)%
Ratio of net investment income (loss) to average net assets (3)	10.46%	(7.43)%	18.01%	6.88%	3.02%
Ratio of realized gains (losses) to average net assets (3)	3.98%	(6.03)%	1.94%	61.92%	4.06%

(1)     Per-share data was derived using the ending number of shares outstanding for the period.

(2)     Based on the monthly average of net assets as of the beginning and end of each period presented.

(3)     Ratios are annualized.

NOTE 12 – Subsequent Events

In July 2024, the Company purchased, for $1.15 million, a 50% participation interest from Great North Capital Corp. ("Great North") in a secured loan that Great North had made to an unaffiliated borrower named Coventry Holdings of Minnesota, LLC, involved in the development, construction and operation of senior-living communities.  Great North is a Minnesota corporation that is wholly owned by our Chief Executive Officer, Douglas Polinsky.  The transaction was approved by the full Board of Directors of the Company, with Mr. Polinsky abstaining, after disclosure by Mr. Polinsky of his relationship and interest in the transaction.

On August 13, 2024, the company entered into a mediated settlement agreement with Innovative Computer Professionals, Inc., pursuant to which the company agreed to accept $400,000 in full satisfaction of an outstanding debt principal, accrued but unpaid interest and related collection costs.  The company had earlier written off the full amount of this investment position.  The settlement agreement included a confession of judgment from the debtor, in the full amount of $809,181, if the debtor fails to pay the settlement payment on or before August 23, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2024, we made $973,438 of investment purchases and had $5,461,479 of redemptions and repayments, resulting in net investments at amortized cost of $14,460,679 at the end of the period.

During the six months ended June 30, 2023, we made $8,900,500 of investment purchases and had $9,149,194 of redemptions and repayments, resulting in net investments at amortized cost of $16,552,481 at the end of that period.

Our portfolio composition by major class, based on fair value at June 30, 2024, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$12,929,985	100.0%

Total	$12,929,985	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income:	$888,629	$907,502	$1,721,296	$1,771,530
Operating Expenses:	(398,059)	(570,045)	(759,146)	(2,461,862)
Net Investment Gain (Loss)	$490,570	$337,457	$962,150	$(690,332)

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

For the three and six months ended June 30, 2024, our total investment income was $888,629 and $1,721,296, respectively. For the three and six months ended June 30, 2023 our total investment income was $907,502 and $1,771,530, respectively. Our loan portfolio generates interest income, with an average rate on the loans of 14.4%.

Professional Fees

For the three and six months ended June 30, 2024, we had $174,098 and $312,469 professional fees expense, respectively. For the three and six months ended June 30, 2023, we had $287,325 and $417,176 professional fees expense, respectively. The decrease is due to the decrease in loan activity during the current year.

Payroll and Directors Fees

For the three and six months ended June 30, 2024, we had $145,859 and $296,925 of payroll expense, respectively, and we had $30,000 and $60,000 of directors fees, respectively. For the three and six months ended June 30, 2023, we had $147,161 and $1,277,600 of payroll expense, respectively, and we had $30,000 and $562,968 of directors fees, respectively. The increase in 2023 over 2024 is due to a stock option issuance recognized in January 2023.

Interest Expense

For the three and six months ended June 30, 2024, we had $0 and $320 of interest expense, respectively. For the three and six months ended June 30, 2023, we had $43,333 and $78,000 of interest expense, respectively. The decrease is due to the termination of the line of credit agreement in January 2024.

Net Realized Gain (Loss) from Investments

For the three and six months ended June 30, 2024, we had $5,152,682 and $5,461,479, respectively, of sales of investments resulting in $346,745 and $371,240 of realized gains, respectively. For the three and six months ended June 30, 2023, we had $5,204,194 and $9,149,194, respectively, of sales of investments resulting in $41,371 of realized gains and $558,629 of realized losses, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2024, our investments had $289,641 and $237,890 of unrealized depreciation, respectively. For the three and six months ended June 30, 2023, our investments had $21,107 of unrealized depreciation and $627,316 of unrealized appreciation, respectively. The decrease is due to the sale of appreciated stock during the current year.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2024, we recorded a net increase in net assets from operations of $412,936 and $795,039, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2024, our per-share net increase in net assets from operations was $0.06 and $0.12, respectively. For the three and six months ended June 30, 2023, we recorded a net increase in net assets from operations of $70,721 and a net decrease in net assets from operations of $647,323, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2023, our per-share net increase in net assets from operations was $0.01 and our per share net decrease in net assets from operations was $0.10, respectively.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the six months ended June 30, 2024, net cash provided in operating activities was $5,048,587. Cash flows provided in operating activities for the six months ended June 30, 2024 were primarily related to the funding of our short-term loans and purchases of investments aggregating $973,438, offset mostly by redemptions and repayments of short-term loans and investments totaling $5,461,479. For the six months ended June 30, 2023, net cash provided in operating activities was $11,886. Cash flows used in operating activities for the six months ended June 30, 2023 were primarily related to the funding of our short-term loans and purchases of investments aggregating $8,900,500, offset mostly by redemptions and repayments of short-term loans and investments totaling $9,149,194.

FINANCIAL CONDITION

As of June 30, 2024, we had cash and cash equivalents of $5,424,611, an increase of $5,048,587 from December 31, 2023.  The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.  Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2024, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive. For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on April 2, 2024 (related to our year ended December 31, 2023) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

MILL CITY VENTURES III, LTD.

Date: August 14, 2024	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

