Form 10-Q
period 2024-09-30
Mill City Ventures III, Ltd
filed 2024-11-12
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 15, 2024, Mill City Ventures III, Ltd. had 6,385,255 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended September 30, 2024

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investments, at fair value:	$16,208,065	$17,284,676
Non-control/non-affiliate investments (cost: $17,208,066 and $18,577,481 respectively)
Cash	3,132,877	376,024
Note receivable	—	250,000
Prepaid expenses	67,637	165,301
Interest and dividend receivables	152,500	264,413
Right-of-use lease asset	—	9,283
Deferred taxes	779,000	757,000
Total Assets	$20,340,079	$19,106,697

LIABILITIES
Accounts payable	$111,178	$71,702
Deferred interest income	62,000	—
Accrued payroll liabilities	7,716	435,449
Operating lease liability	—	9,283
Accrued income tax	310,100	—
Total Liabilities	490,994	516,434

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized;	6,385	6,385
6,385,255 outstanding)
Additional paid-in capital	15,473,121	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(224,819)	(1,052,183)
Accumulated undistributed net realized gains on investment transactions	5,293,855	5,155,200
Net unrealized depreciation in value of investments	(1,000,001)	(1,292,804)
Total Shareholders' Equity (Net Assets)	19,849,085	18,590,263
Total Liabilities and Shareholders' Equity	$20,340,079	$19,106,697
Net Asset Value Per Common Share	$3.11	$2.91

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income
Interest income	$711,022	$725,158	$2,432,318	$2,496,688
Total Investment Income	711,022	725,158	2,432,318	2,496,688
Operating Expenses
Professional fees	190,369	184,008	502,838	601,184
Payroll	148,072	141,040	444,997	1,418,640
Insurance	24,694	26,452	76,186	79,974
Occupancy	11,126	14,890	31,348	55,005
Director's fees	30,000	30,000	90,000	592,968
Interest expense	—	—	320	78,000
Other general and administrative	15,586	24,983	33,304	57,464
Total Operating Expenses	419,847	421,373	1,178,993	2,883,235
Net Investment Gain (Loss)	291,175	303,785	1,253,325	$(386,547)
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(232,585)	—	138,655	(558,629)
Net change in unrealized appreciation (depreciation) on investments	530,693	2,175	292,803	629,491
Net Realized and Unrealized Gain (Loss) on Investments	298,108	2,175	431,458	70,862
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	$589,283	$305,960	$1,684,783	$(315,685)

Provision for (Benefit from) Income Taxes	125,500	(63,600)	425,961	(37,922)
Net Increase (Decrease) in Net Assets Resulting from Operations	$463,783	$369,560	$1,258,822	(277,763)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic	$0.07	$0.06	$0.20	$(0.04)
Diluted	$0.07	$0.06	$0.19	$(0.04)

Weighted-average number of common shares outstanding - basic	6,385,255	6,241,777	6,385,255	6,204,303
Weighted-average number of common shares outstanding - diluted	6,501,823	6,358,345	6,501,823	6,204,303

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302
Undistributed net investment gain		—	—	—	165,675	—	—	165,675
Undistributed net realized loss on investment transactions		—	—	—	—	(232,585)	—	(232,585)
Appreciation in value of investments		—	—	—	—	—	530,693	530,693
Balance as of September 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(224,819)	$5,293,855	$(1,000,001)	$19,849,085

Three Months Ended September 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation in value of Investments	Total Shareholders' Equity
Balance as of June 30, 2023	6,185,255	$12,215	$16,503,500	$(1,159,665)	$(1,802,749)	$5,155,200	$(24,055)	$18,684,446
Exercise of stock options	200,000	200	423,800	—	—	—	—	424,000
Undistributed net investment gain		—	—	—	367,385	—	—	367,385
Appreciation in value of investments		—	—	—	—	—	2,175	2,175
Balance as of September 30, 2023	6,385,255	$12,415	$16,927,300	$(1,159,665)	$(1,435,364)	$5,155,200	$(21,880)	$19,478,006

Nine Months Ended September 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	827,364	—	—	827,364
Undistributed net realized gain on investment transactions		—	—	—	—	138,655	—	138,655
Appreciation in value of investments		—	—	—	—	—	292,803	292,803
Balance as of September 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(224,819)	$5,293,855	$(1,000,001)	$19,849,085

Nine Months Ended September 30, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2022	6,185,255	$12,215	$15,043,291	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Issuance of stock options		—	1,460,209	—	—	—	—	1,460,209
Exercise of stock options	200,000	200	423,800	—	—	—	—	424,000
Net investment loss, net of tax benefit of $139,300		—	—	—	(348,625)	—	—	(348,625)
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Appreciation in value of investments		—	—	—	—	—	629,491	629,491
Balance as of September 30, 2023	6,385,255	$12,415	$16,927,300	$(1,159,665)	$(1,435,364)	$5,155,200	$(21,880)	$19,478,006

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,258,822	$(277,763)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(292,803)	(629,491)
Net realized (gain) loss on investments	(138,655)	558,629
Purchases of investments	(5,106,503)	(11,900,500)
Proceeds from sales of investments	6,614,573	11,124,193
Issuance of stock options	—	1,460,209
Deferred income taxes	(22,000)	(196,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	356,947	2,700
Interest and dividends receivable	111,913	31,674
Accounts payable and other liabilities	(397,541)	(654,278)
Accrued income taxes	310,100	—
Deferred interest income	62,000	(70,154)
Net cash provided (used) in operating activities	2,756,853	(550,781)
Cash flows from financing activities:
Proceeds from stock option exercise	—	424,000
Proceeds from line of credit	—	2,750,000
Repayments on line of credit	—	(2,750,000)
Net cash provided by financing activities	—	424,000
Net increase (decrease) in cash	2,756,853	(126,781)
Cash, beginning of period	376,024	1,089,641
Cash, end of period	$3,132,877	$962,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$78,000

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)

SEPTEMBER 30, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,037,732	50.57%
Consumer - 15% secured loans	500,000	502,375	2.53%
Consumer - 36% secured loans
Enchant Christmas LLC	2,000,000	2,003,915	10.10%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,017,583	10.16%
Real Estate - 24% secured loans
Coventry Holdings LLC	1,150,000	1,154,217	5.81%
Total Short-Term Non-Banking Loans	15,650,000	15,715,822	73.36%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	-	0.00%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	-	0.00%

Common Stock
Consumer	3,911	3,735	0.02%
Financial	494,155	488,508	2.46%
Total Common Stock	498,066	492,243	2.48%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$17,208,066	$16,208,065	75.84%

Total Cash and cash equivalents	3,132,877	3,132,877	15.78%

Total Investments and Cash	$20,340,943	$19,340,942	91.62%

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2020 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2024.

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

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of September 30, 2024 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of September 30, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$15,650,000	90.9%	$15,715,822	97.0%
Preferred Stock	1,050,000	6.1	—	—
Common Stock	498,066	2.9	492,243	3.0
Other Equity	10,000	0.1	—	—
Total	$17,208,066	100.0%	$16,208,065	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2023 (together with the corresponding percentage of the fair value of our total investments):

	As of December 31, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$17,357,500	93.4%	$16,961,766	98.1%
Preferred Stock	1,050,000	5.6	265,000	1.5
Common Stock	159,302	0.9	47,910	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,577,481	100.0%	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of September 30, 2024:

	As of September 30, 2024
	Investments at Fair Value	Percentage of Fair Value
Business Services	$10,037,732	61.9%
Consumer	2,510,025	15.5
Financial	488,508	3.0
Information Technology	—	—
Real Estate	3,171,800	19.6
Total	$16,208,065	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2023:

	As of December 31, 2023
	Investments at Fair Value	Percentage of Fair Value
Business Services	$10,069,354	58.3%
Consumer	3,219,374	18.6
Financial	10,000	0.1
Information Technology	213,501	1.2
Real Estate	3,772,447	21.8
Total	$17,284,676	100.0%

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investments portfolio as of September 30, 2024 may differ materially from values that would have been used had a readily available market for the investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2024, according to the fair value hierarchy:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$15,715,822	$15,715,822
Preferred Stock	—	—	—	—
Common Stock	492,243	—	—	492,243
Other Equity	—	—	—	—
Total	$492,243	$—	$15,715,822	$16,208,065

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2024:

	For the nine months ended September 30, 2024
	ST Non- banking Loans	Preferred Stock	Other Equity
Balance as of January 1, 2024	$16,961,766	$265,000	$10,000
Net change in unrealized appreciation	461,556	(265,000)	(10,000)
Purchases and other adjustments to cost	4,123,438	—	—
Sales and redemptions	(5,570,000)	—	—
Net realized loss	(100,000)	—	—
Transfers out of level 3	(160,938)	—	—
Balance as of September 30, 2024	$15,715,822	$—	$—

The net change in unrealized depreciation for the nine months ended September 30, 2024 attributable to Level 3 portfolio investments still held as of September 30, 2024 is $209,178.

The following table lists our Level 3 investments held as of September 30, 2024 and the unobservable inputs used to determine their valuation:

Security Type	9/30/24 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$15,715,822	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	12-36%
Other Equity	—	last secured funding known by company	economic changes since last funding
Preferred Stock	—	last funding secured by company	economic changes since last funding
$15,715,822

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2023:

	For the year ended December 31, 2023
	ST Non- banking Loans	Preferred Stock	Other Equity
Balance as of January 1, 2023	$15,285,932	$1,200,000	$222,500
Net change in unrealized depreciation	(195,041)	(935,000)	600,000
Purchases and other adjustments to cost	12,900,500	—	—
Realized gain (loss)	—	—	(600,000)
Transfers between level 3 and level 1	(11,029,625)	—	(212,500)
Balance as of December 31, 2023	$16,961,766	$265,000	$10,000

The net change in unrealized depreciation for the year ended December 31, 2023 attributable to Level 3 portfolio investments still held as of December 31, 2023 was $1,126.877.

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
	$17,236,766

NOTE 5 – RELATED-PARTY TRANSACTIONS

We maintain a conflicts of interest and related-party transactions policy requiring (i) certain disclosures be made to our Board of Directors in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports we prepare and file with the SEC. In this regard, during the period covered by this report we entered into, or remained a party to, the following related-party transactions:

•

We held a promissory note with two shareholders in the principal amount of $250,000. The promissory note bore interest payable monthly at the rate of 10% per annum. The note was secured by the debtors’ pledge to us of 277,778 shares of common stock. The note was paid in full including all accrued interest on September 26, 2024.

•	As disclosed in Note 7, a component of our now terminated loan agreement is with a director of our Company.

NOTE 6 – INCOME TAXES

We are a C-Corporation for tax purposes and have booked an income tax provision for the periods described below. Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate.

As of September 30, 2024 and December 31, 2023, we have a deferred tax asset of $779,000 and $757,000, respectively. As of September 30, 2024, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, acquisition costs, depreciable assets, and right of use assets. Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of September 30, 2024 and December 31, 2023 we had accrued income taxes of $310,100 and prepaid income taxes $131,500, respectively. We recorded a provision for income taxes of $426,000 (27 percent effective tax rate) and a benefit from income taxes of $38,000 (27 percent effective tax rate) during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

NOTE 8 – STOCK-BASED COMPENSATION

Our 2022 Stock Incentive Plan authorized the issuance of incentives relating to 900,000 shares of common stock. As of September 30, 2024, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance.

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30, 2024:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2024	670,000	$2.11

Options exercisable at September 30:	670,000	$2.11

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	8.17	$2.11	$96,900	670,000	$2.11	$96,900

We recognized stock-based compensation expense for stock options of $0 and $1,460,209 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

At September 30, 2024, we had 6,385,255 shares of common stock issued and outstanding.

In connection with the 2022 public offering, we issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 75,000 common shares at $5.00 per share. This warrant is exercisable after 180 days, and expires on August 8, 2027. This warrant is equity-classified and the fair value was $201,173 on the offering date.

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

	For the Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$463,783	$463,783	$369,560	$369,560
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,501,823	6,241,777	6,358,345
Basic and diluted net gain per common share	$0.07	$0.07	$0.06	$0.06

	For the Nine Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase (decrease) in net assets resulting from operations	$1,258,822	$1,258,822	$(277,763)	$(277,763)
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,501,823	6,204,303	6,204,303
Basic and diluted net gain (loss) per common share	$0.20	$0.19	$(0.04)	$(0.04)

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2024 through 2020:

	Nine Months Ended September 30,
	2024	2023	2022	2021	2020
Per Share Data (1)
Net asset value at beginning of period	$2.91	2.89	2.80	2.43	2.05
Net investment income (loss)	0.20	(0.06)	0.18	0.20	0.05
Net realized and unrealized gains (losses)	0.07	0.01	0.02	0.54	0.14
Provision for (benefit from) income taxes	(0.07)	0.01	(0.05)	(0.20)	0.00
Issuance of stock options	0.00	0.24	0.00	0.00	0.00
Issuance of common stock	0.00	0.05	0.00	0.00	0.00
Stock-based compensation	0.00	0.00	0.05	0.00	0.00
Repurchase of common stock	0.00	0.00	0.00	0.00	0.05
Other changes in equity	0.00	(0.09)	0.02	0.00	0.00
Payment of common stock dividend	0.00	0.00	0.00	(0.23)	0.00
Net asset value at end of period	$3.11	3.05	3.02	2.74	2.29

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.54	2.75	2.92	2.30	1.71
Shares outstanding at end of period	6,385,255	6,385,255	6,185,255	4,795,739	4,754,104
Average weighted shares outstanding for the period - basic	6,385,255	6,204,303	5,045,830	4,795,075	4,836,170
Average weighted shares outstanding for the period - diluted	6,501,823	6,320,871	5,045,830	4,795,075	4,836,170
Net assets at end of period	$19,849,085	—	18,658,595	13,140,835	10,805,062
Average net assets (2)	$19,199,254	18,661,934	15,081,352	13,090,497	10,220,482
Total investment return (loss)	6.87%	(2.76)%	6.07%	22.22%	8.79%
Portfolio turnover rate (3)	26.60%	59.61%	66.81%	124.55%	18.18%
Ratio of operating expenses to average net assets (3)	(8.12)%	(20.10)%	(19.24)%	(10.31)%	(6.49)%
Ratio of net investment income (loss) to average net assets (3)	8.82%	(2.76)%	10.09%	9.87%	3.35%
Ratio of realized gains (losses) to average net assets (3)	0.97%	(3.98)%	1.18%	40.81%	7.06%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

ITEM 1A.  RISK FACTORS

The Company is updating its risk factors with the following risk factor disclosure:

Our $10 million loan to Mustang Funding is subordinated to senior lenders both in right of payment and in respect of our exercise of rights and remedies, with the result that our investment portfolio and related results of operations will, for the foreseeable future, be highly concentrated in and dependent upon the operational and financing success of Mustang Funding.

On December 12, 2022, contemporaneously with our entry into a non-binding letter of intent with Mustang Funding, LLC (“Mustang”) contemplating a combination or merger transaction, we entered into a lending agreement with Mustang pursuant to which we loaned Mustang the principal amount of $5 million maturing in September 2023. Among other things, our related loan agreement with Mustang requires us to consent to any additional indebtedness Mustang may incur, subject to certain limitations and exceptions.

On December 28, 2022, we entered into a subordination agreement with Orion Pip LLC, as administrative and collateral agent for itself and other senior lenders under a senior secured lending agreement (collectively, the “Senior Lenders”), pursuant to which we subordinated our right to payment, subject to certain exceptions, and our right to exercise rights and remedies, to Mustang’s prior repayment in full of amounts owing to the Senior Lenders. The subordination agreement prohibits the Senior Lenders or Mustang from extending the stated maturity of amounts owing under the senior secured lending agreement beyond December 2026. We have been advised that the Senior Lenders are owed $15.675 million in principal amount under the senior secured lending agreement.

In June, August and September 2023, we advanced additional principal to Mustang as we continued working with them on a potential definitive merger agreement and related deliverables. These additional principal advances resulted in aggregate loan principal of $10 million. In connection with these advances, the maturity date of our loan was extended to June 2024. In April 2024, we agreed to a final extension of the maturity date to the earlier of December 31, 2024, or 90 days after the termination of negotiations for our combination transaction with Mustang.

On August 20, 2024, we terminated the non-binding letter of intent with Mustang. As a result, amounts owing under our $10 million loan to Mustang were to mature on November 18, 2024. Nevertheless, the subordination agreement with the Senior Lenders effectively means that, unless Mustang has free cash flow from operations or other sources of cash permitted under the subordination agreement, we will likely be unable to collect the principal amount until the Senior Lenders are repaid.

Presently and for the foreseeable future, we expect that we will receive interest payments as required by our loan agreement with Mustang. The per annum rate of interest for our loan to Mustang is 15%, subject to automatic increase to 25% in the event of a default by Mustang in the payment of interest or principal as required under the loan agreement. Because of this and for other reasons, we presently expect that Mustang may approach us to formalize one or more extensions of our maturity date. We do not expect, however, to consent to any proposal by Mustang to incur additional senior indebtedness not permitted by the agreements to which we are party; and in the event that such indebtedness is incurred in violation of those agreements, we would expect to pursue all legal and equitable remedies available to us.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the nine months ended September 30, 2024, we made $5,106,503 of investment purchases and had $6,614,573 of redemptions and repayments, resulting in net investments at amortized cost of $17,208,066 at the end of the period.

During the nine months ended September 30, 2023, we made $11,900,500 of investment purchases and had $11,124,193 of redemptions and repayments, resulting in net investments at amortized cost of $17,577,481 at the end of that period.

Our portfolio composition by major class, based on fair value at September 30, 2024, was as follows:

	Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$15,715,822	97.0%
Common Stock	492,243	3.0
Total	$16,208,065	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income:	$711,022	$725,158	$2,432,318	$2,496,688
Operating Expenses:	(419,847)	(421,373)	(1,178,993)	(2,883,235)
Net Investment Gain (Loss)	$291,175	$303,785	$1,253,325	$(386,547)

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

For the three and nine months ended September 30, 2024, our total investment income was 711,022 and $2,432,318, respectively. For the three and nine months ended September 30, 2023 our total investment income was $725,158 and $2,496,688, respectively. Our loan portfolio generates interest income, with an average rate on the loans of 16.2%.

Professional Fees

For the three and nine months ended September 30, 2024, we had $190,369 and $502,838 professional fees expense, respectively. For the three and nine months ended September 30, 2023, we had $184,008 and $601,184 professional fees expense, respectively. The decrease is due to the decrease in loan activity during the current year.

Payroll and Directors Fees

For the three and nine months ended September 30, 2024, we had $148,072 and $444,997 of payroll expense, respectively, and we had $30,000 and $90,000 of directors fees, respectively. For the three and nine months ended September 30, 2023, we had $141,040 and $1,418,640 of payroll expense, respectively, and we had $30,000 and $592,968 of directors fees, respectively. The increase in 2023 over 2024 is due to a stock option issuance recognized in January 2023.

Interest Expense

For the three and nine months ended September 30, 2024, we had $0 and $320 of interest expense, respectively. For the three and nine months ended September 30, 2023, we had $0 and $78,000 of interest expense, respectively. The decrease is due to the termination of the line of credit agreement in January 2024.

Net Realized Gain (Loss) from Investments

For the three and nine months ended September 30, 2024, we had $5,152,682 and $6,614,573, respectively, of sales of investments resulting in $232,585 of realized losses and $138,655 of realized gains, respectively. For the three and nine months ended September 30, 2023, we had $0 and $94,569, respectively, of sales of investments resulting in $0 and $558,629 of realized losses, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2024, our investments had $530,693 and $292,803 of unrealized appreciation, respectively. For the three and nine months ended September 30, 2023, our investments had $2,175 and $629,491 of unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2024, we recorded a net increase in net assets from operations of $463,783 and $1,258,822, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2024, our per-share net increase in net assets from operations was $0.07 and $0.20, respectively, before dilution, and $0.07 and $0.19, respectively, after dilution. For the three and nine months ended September 30, 2023, we recorded a net increase in net assets from operations of $369,560 and a net decrease in net assets from operations of $277,763, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2023, our per-share net increase in net assets from operations was $0.06 and our per share net decrease in net assets from operations was $0.04, respectively.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The level of cash flows used in or provided by operating activities is affected primarily by our provision of short-term loans, purchases of other investments, redemptions and repayments of our loans or investments, and other related factors. For the nine months ended September 30, 2024, net cash provided in operating activities was $2,756,853. Cash flows provided in operating activities for the nine months ended September 30, 2024 were primarily related to the funding of our short-term loans and purchases of investments aggregating $5,106,503, offset mostly by redemptions and repayments of short-term loans and investments totaling $6,614,573. For the nine months ended September 30, 2023, net cash used in operating activities was $550,781. Cash flows used in operating activities for the nine months ended September 30, 2023 were primarily related to the funding of our short-term loans and purchases of investments aggregating $11,900,500, offset mostly by redemptions and repayments of short-term loans and investments totaling $11,124,193.

FINANCIAL CONDITION

As of September 30, 2024, we had cash and cash equivalents of $3,132,877, an increase of $2,756,853 from December 31, 2023. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2024, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 23, 2013)
3.2	Amended and Restated Bylaws of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on January 29, 2008)
10.1*	Fourth Short-term Loan Agreement with Mustang Funding, LLC, dated September 29,2023
10.2*	Fourth Short-term Promissory Note issued by Mustang Funding, LLC in favor of Mill City Ventures III, Ltd, dated September 29,2023 in original principal amount of $10,000,000.
10.3*	Amendment No. 1 Fourth Short-term Loan Agreement and Fourth Short-term Promissory Note, dated April 29,2024
10.4*	Subordination and Intercreditor Agreement among Mill City Ventures III, Ltd, Mustang Funding, LLC, and Orion Pip LLC, dated December 28, 2022
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: November 15, 2024	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSINKY
Chief Executive Officer

Date: November 15, 2024	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer

