Form 10-K
period 2024-12-31
Mill City Ventures III, Ltd
filed 2025-03-10
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of December 31, 2024 was approximately $3,499,000 based on the closing sales price of $1.95 per share as reported by the Nasdaq Capital Market. As of March 31, 2025, there were 6,385,255 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Mill City Ventures III, Ltd.

Form 10-K

PART I

ITEM 1 BUSINESS

Overview

Mill City Ventures III, Ltd. is a Minnesota corporation that was incorporated in January 2006. From our inception until December 13, 2012, we were a development-stage company involved in the gaming and entertainment industry. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019. Since that time, we have engaged in the business of providing short-term specialty finance solutions primarily to private businesses, micro- and small-cap public companies and high-net-worth individuals. To avoid again becoming subject to regulation under the 1940 Act, we generally seek to structure our short-term loans such that they do not constitute “securities” under federal securities law, and we monitor our holdings as a whole to ensure that no more than 40% of our total assets may consist of “investment securities,” as that term is defined and understood under the 1940 Act.

The principal specialty finance solutions we provide are high-interest short-term lending arrangements. Typically, these lending arrangements involve us obtaining collateral as security for the borrower’s repayment of funds to us, the right to seek and obtain such collateral, or personal guarantees from the principals or affiliates of the borrower. In some circles, short-term high-interest collateralized lending is referred to as “hard-money lending.”

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

We generally seek to provide specialty finance solutions that are short-term in nature. By this, we mean lending arrangements that mature or come due within nine months of the lending date. We view the provision of short-term finance as desirable for two principal reasons: (i) it helps minimize the risk of non-performance; and (ii) it helps minimize regulatory risk.

In terms of non-performance risk, short-term lending requires us to focus upon, and a potential borrower to identify to us, a near-term source of liquidity for repayment of the funds they borrow from us. This permits us to evaluate that source of repayment clearly and carefully, thus helping identify the potential risks involved in a particular transaction and how we may be able to include structural terms, such as specific collateral and collateral-related arrangements, guarantees, or other types of covenants or arrangements that mitigate those risks.

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

Sourcing Transactions

We believe that our management’s strong combination of experience and contacts in the securities and investment finance sector, including the experience and contacts of our independent directors, should be sufficient to continue attracting suitable prospective investment opportunities. To date, the network of contacts of our management and directors has been successful in sourcing all of the transactions in which we have participated. Accordingly, we presently do not have any plans to hire any business development professionals to assist us with transactional volume.

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

Throughout our history and in particular after ceasing to be a BDC, we have approached investment opportunities flexibly and creatively in terms of transactional structures and terms.  In part, we are able to be flexible and creative because we are not subject to many of the regulatory restrictions that govern our other more traditional or institutional competitors.  Those competitors are often subject to limitations on the type transactions they undertake, the amount that may be invested in a specific transaction or a particular type of transaction, the markets in which they operate, the maturity or time horizon of their investment, uses of proceeds, or otherwise.  These limitations are often imposed by the agreements and documents governing the pooled investment vehicles, or otherwise self-imposed in order to facilitate the investment vetting and due-diligence process, and the documentation and structuring process.  More rarely, these limitations may arise from governing regulations or interpretations thereof.  For our part, we believe that approaching investment opportunities flexibly expands our overall transactional opportunities, diversifies our risk by avoiding dependence in any material way on a particular borrower, type of transaction, or market or industry niche, and permits us to avail ourselves of the maximum number of relationships from which we source investment opportunities. Moreover, we believe that this flexible approach to structuring our transactions and investments will facilitate the development of positive long-term relationships with our borrowers.

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

Other Matters

In general, we do not believe that we are dependent in any material way on any particular borrower, type of specialty finance transaction, or industry.  At this time, however, we have a significant amount invested in a particular borrower, Mustang Funding, LLC (a provider of litigation finance), as a result of a potential strategic combination transaction that was ultimately abandoned in August 2024.  The failure of this combination transaction to occur resulted in our need to restructure our loan to Mustang Funding in a way that ensured the maximum collateral security we could reasonably obtain, consistent with prevailing market-based commercial lending terms, while acceding to the requirements of their senior lender in respect of a subordination and intercreditor agreement and an extension of the maturity date for our loan.

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

Our Investment Process

We have identified several criteria that we believe are important general guidelines for us to meet our financial objectives. These criteria are, however, only general guidelines for our investment decisions and, in the case of some transactions in which we invest, fewer than all—or even none—of these criteria will be met.

•	Existing Liquidity Source. Because the vast majority of our transactions involve short-term maturities, we typically seek to identify a liquidity source for the borrower to repay us. Examples of sources of potential liquidity may include accounts receivable, another valuable asset, or a pending payment (e.g., a tax refund, or a litigation judgment or settlement payment) or pending transaction, that is reasonably expected to close and pay out prior to the maturity of the credit we provide.

•	Collateral Value. We will often, but not always, seek to collateralize the obligations owing to us. Our ability to identify valuable collateral is a significant factor in our credit analysis and determination of the attractiveness of a potential transaction. This analysis will often involve legal counsel, both to assist in the identification of potential collateral assets, and to better understand the ease with a security interest in the collateral may be granted, perfected and, if necessary, foreclosed upon and the relevant jurisdiction(s) involved.

•	Experienced and Capable Management. In transactions involving business borrowers, we seek businesses that have an experienced, knowledgeable and capable management team.

•	Competitive Position. In transactions involving business borrowers, we will seek to invest in transactions with businesses that have developed, or appear poised to develop, a strong competitive position within their respective industry sector or niche.

•	Cash Flow. In transactions involving business borrowers, we will seek to invest in businesses that are profitable or nearly profitable on an operating cash flow basis, principally so that the business’ operating cash flow may serve as another source of liquidity from which we may ultimately be repaid.

If we believe a potential transaction generally meets the characteristics described above or if we otherwise determine that a potential transaction may be desirable to enter into, we may perform a more rigorous due-diligence examination of the prospective borrower, the likely source or sources of liquidity for their repayment to us, and other aspects of the borrower or its assets (e.g., assets of the borrower that may serve as collateral security for the obligations that may be owing to us). Our due-diligence examination for each transaction will necessarily be unique and tailored to the specific transaction, but will generally be undertaken in light of the following facts and circumstances:

•	our familiarity with the borrower (or, in the case of a business borrower, our familiarity with management or other persons such as directors involved with the borrower);

•	in the case of a business borrower, our review and assessment of the potential borrower’s financing history, overall capitalization, existing senior and secured lending positions, existing affiliated lending positions, as well as the likely need for additional financings after our transaction;

•	the industry in which the borrower operates, our knowledge and familiarity with that industry, our assessment of the complexity of the business, any regulatory matters or other unique aspects presenting special risks, and the competitive landscape faced by the borrower;

•	the amount of dollars involved in the potential transaction;

•	where the borrower is located, how it is organized as an entity, as well as its management and ownership structure and profile;

•	whether we might have been involved with a transaction of the same or similar kind before;

•	the ease with which we can evaluate the borrower’s source or sources of liquidity;

•	the ease with which we can apprehend the process involved with taking collateral security in some or all of the borrower’s assets; and

•	the ease with which we could realize on that collateral if repayment were not otherwise forthcoming.

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

As indicated above, to avoid becoming subject to the regulatory requirements of the 1940 Act, we monitor our investment holdings as a whole with a view towards ensuring that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) at least on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review. This review is generally undertaken by our Chief Financial Officer and may involve our outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

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

We have a relatively short operating history upon which to evaluate our current business.

We withdrew our election to be treated as a BDC under the 1940 Act at the end of 2019, and during the years since that time have refocused our business on providing short-term specialty finance solutions to private businesses, small-cap public companies and high-net-worth individuals. Given that our current business has been developed and pursued over the five years prior to this filing, investors have a relatively limited means to evaluate our performance, its evolution, and the likelihood of our future success.

We may need to raise additional capital to fund our operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue operations for the foreseeable future.  Nevertheless, various future developments may cause us to seek or require additional financing. In addition, we may determine to seek additional financing in order to avail ourselves of additional opportunities to provide specialty finance solutions to borrowers.  Alternatively, we may seek additional financing in the event that a material portion of our investments default, leaving us with diminished means to pay for our operations and continue making investments.

In any event, additional financing could be sought from a number of sources, including but not limited to sales of additional equity or debt securities, or loans from financial institutions or our affiliates.  We cannot, however, be certain that any such financing will be available on terms favorable or acceptable to us if at all.  If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be diluted.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders.  If adequate funds are not available on acceptable terms, we may be unable to consummate acquisitions or investments desired by our management and board.

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

If we were to borrow money in the future, events of default or breaches of financial, performance or other covenants, or worse than expected performance of one or more of our short-term loans, could reduce or terminate our future access to funding. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.

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

If we are deemed to be an investment company under the 1940 Act, then our activities may be restricted or complicated, including through:

•	restrictions on the nature of our investments;
•	restrictions on our issuance of securities;
•	a requirement to register as an investment company;
•	adoption of a specific form of corporate structure and changes in corporate governance;
•	the hiring of a chief compliance officer, and adoption and implementation of various policies and requirements; and
•	compliance with additional reporting, record-keeping, voting, proxy and disclosure requirements, together with other rules and regulations.

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

We do not believe that our principal activities will subject us to the 1940 Act. To this end, we hold reserve un-invested assets in cash and United States “government securities” within the meaning of Section 2(a)(16) of the Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, which invest only in direct U.S. government treasury obligations. Furthermore, we periodically monitor our investment holdings as a whole with a view towards ensuring that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review.  This review is generally undertaken by our Chief Financial Officer and may involve outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

If, however, we do not invest as discussed above or are otherwise unsuccessful in ensuring that no more than 40% of our total assets consist of “investment securities,” then we may be deemed to be subject to the 1940 Act. It is also possible that regulatory authorities, such as the SEC, may disagree with our analysis of whether certain investment holdings constitute “investment securities,” and may more broadly disagree with our position that the short-term promissory notes we receive in exchange for our short-term loans, are not properly considered “investment securities” under federal securities law and the 1940 Act in particular.  If that were to be the case, we would likely incur significant costs and be required to spent significant time restructuring parts of our operations and/or complying with the additional regulatory burdens imposed under the 1940 Act.  Any restructuring or additional regulatory requirements would surely hinder our ability to operate as profitably as we have since the withdrawal of our BDC election, and would of course adversely affect the trading price of our common stock.

Our $10 million in principal amount loan to Mustang Funding, LLC is subordinated to senior lenders in right of payment, in respect of our exercise of rights and remedies, and in right of collateral, with the result that our investment portfolio and results of operations will for the foreseeable future be highly concentrated in and dependent upon the operational and financing success of Mustang Funding.

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

Although our loan to Mustang was not secured at the time that it was made, we negotiated for and obtained the right in the governing documents to seek and obtain collateral in the event that there were a default by Mustang or our negotiations for a combination transaction were to break down.  At that time, we believed it was important to obtain this right because (i) Mustang was contemporaneously seeking a senior secured lending facility with whom we had no previous working experience, and (ii) a breakdown in combination negotiations, combined with our anticipated subordination (discussed below) could mean that we would need to extend the terms of this loan beyond nine months.  In sum, as a creditor we believed that we need to secure our loan on more traditional commercial lending terms in order to better protect our investment.

On December 28, 2022, we entered into a subordination agreement with Orion Pip LLC, in its capacity as administrative and collateral agent for itself and other senior lenders under a senior secured lending agreement with Mustang (collectively, the “Senior Lenders”), pursuant to which we subordinated our right to payment (subject to certain exceptions) and our right to exercise rights and remedies, to Mustang’s prior repayment in full of all amounts owing to the Senior Lenders. The subordination agreement prohibited the Senior Lenders or Mustang from extending the stated maturity of amounts owing under the senior secured lending agreement beyond December 2026. The Senior Lenders are owed $15.675 million in principal amount under the senior secured lending agreement.

In June, August and September 2023, we advanced additional principal to Mustang as we continued working with them on a potential definitive merger agreement and related deliverables. These additional principal advances resulted in the loan principal growing to an aggregate of $10 million. In connection with these advances, the maturity date of our loan was ultimately extended to June 2024. In April 2024, we agreed to a final extension of the maturity date to the earlier of December 31, 2024, or 90 days after the termination of negotiations for our combination transaction with Mustang.

On August 20, 2024, we terminated the non-binding letter of intent with Mustang. As a result, amounts owing under our $10 million loan to Mustang were to mature on November 18, 2024.  Nevertheless, the subordination agreement with the Senior Lenders effectively worked to prohibit Mustang’s payment, and our collection, of our loan.  Accordingly, at that time we invoked our right to obtain collateral security from Mustang for our loan for the purpose of protecting our investment and essentially converting our loan position from a short-term unsecured loan to a longer-term loan involving standard commercial lending terms, including terms relating to collateral security.  Ultimately, in late January 2025 we were able to enter into an amendment to our loan agreement with Mustang that extended the maturity date of our loan to March 2027 and increased the interest rate on our loan principal to 20% per annum (with 15% per annum remaining payable in cash on a monthly basis, and the additional 5% per annum being payable upon maturity), and also enter into an amended and restated subordination agreement with Orion Pip LLC that subordinated our right to collateral on customary and negotiated terms and conditions.  Presently and for the foreseeable future, we expect that we will receive interest payments as required by our loan agreement with Mustang.

In light of all of the foregoing, a significant and material amount of our assets are now invested in Mustang through March 2027.  Given the size of the investment relative to our balance sheet, Mustang’s payment of interest and repayment of principal owed under that loan will likely materially contribute to our results of operation and may affect the trading price of common stock.  Furthermore, while we believe that the addition of collateral security and the termination of our combination negotiations permits us to classify our investment in Mustang as a “commercial lending transaction” that will not be considered an “investment security” for purposes of the 1940 Act, we cannot be certain that regulatory authorities will concur with our analysis and conclusion.  For more information and context for these risks, please see “Business — Our Investment Process” and “Risk Factors — If we are deemed to be an investment company under the 1940 Act ….”

A limited number of shareholders control a significant majority of our voting stock and, as a result, control the election of our Board of Directors. As a result, these shareholders may exert an influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Nine shareholders (five of whom are presently officers and directors) beneficially own shares representing a majority of our issued and outstanding common stock. As a result, investors in our common stock cannot reasonably expect to have any significant influence over the election of our directors or other matters submitted to a vote of our shareholders. Instead, our existing significant shareholders will exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a shareholder vote, potentially in a manner that you do not support. Examples of such voting matters, apart from the election of our directors, includes amendments to our articles of incorporation, bylaws, and approval of major corporate transactions. The concentrated amount of control over our affairs held by a relatively few number of significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price.

Changes in laws or regulations, or a failure to comply with laws and regulations, whether by us or by our borrowers, may adversely affect our business, including our results of operations and ultimately the price of our common stock.

Both we and our borrowers are typically subject to various local, state and federal laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and manner of application or enforcement may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.  Any of these outcomes would likely adversely affect the trading price of our common stock.

Changes in consumer finance and other applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain kinds of specialty finance solutions or the terms and conditions upon which they are offered, and our ability to compete.

Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended or as we may intend to expand in the future, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators are also enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. Because we operate as a non-bank lender, we are sometimes subject to state usury laws and other laws and regulations. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan. If the application of consumer protection laws were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, our business may be materially adversely affected. Even if we seek to comply with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our business.

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

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing capital sources, and to attract borrowers could be adversely affected.

We believe that maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers, attract new capital sources and maintain existing capital sources. Factors that we believe affect our brand and reputation include:

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

Our articles of incorporation authorize the issuance of up to 111,111,111 shares of capital stock.  Because we presently have only 6,385,255 shares of common stock issued and outstanding, our Board of Directors has the power and authority to issue a substantial number of additional shares of common stock or preferred shares. The issuance of additional common stock or preferred shares:

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those belonging to third parties with whom we deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. We have not made a significant investment in data security protection (preferring instead to rely upon the data-security know-how and investments made by the third parties with whom we deal and upon whom we rely), and we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the many factors that could affect our stock price are:

•	The historically limited trading volume of our common stock;
•	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;
•	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;
•	The public’s response to our or our competitors’ filings with the SEC or announcements regarding, significant transactions, acquisitions, strategic investments, litigation, or other significant matters;
•	Speculation about our business in the press or the investment community;
•	Future sales of our shares;
•	Actions by our competitors;
•	Additions or departures of members of our senior management or other key personnel; and
•	The passage of legislation or other regulatory developments affecting us or our industry.

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

In prior reports, we have publicly announced our intention to grow our company both organically, including by expanding our specialty finance operations into new markets or niches, and through acquisition or combination transactions such as mergers or similarly structured transactions.  In the past, we have announced our execution of non-binding letters of intent for these kinds of acquisition or combination transactions.  These announcements may create volatility in the trading volume and price of our common stock, in particular when there is not significant publicly available information about the counterparty to such a transaction.  Moreover, the failure of the transactions contemplated in these announcements to close could similarly create volatility in the trading volume and price of our common stock.  This volatility could ultimately mean that there are fewer buyers or sellers of our common stock at particular times, which creates the risk that you might not be able to sell any common stock of our company that you own at a time or a price that you believe is fair or desirable.

An historical example of the foregoing is our December 2022 announcement of a non-binding letter of intent with Mustang Funding, LLC, a private litigation-funding business, in which letter we contemplated a merger transaction.  Although we negotiated the terms of a definitive agreement with Mustang Funding, we were unable to finalize that agreement and enter into it.  Ultimately, we determined to abandon the transaction and to terminate the non-binding letter of intent in August 2024.  The volatility in the trading volume and price of our common stock that occurred contemporaneously with our related public announcements of having entered into the non-binding letter of intent, and then having terminated it, together with certain related announcements touching upon amendments to our prior loans made to Mustang Funding, was not insignificant from a comparative standpoint.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock, including the general volume of transactions in our common stock, will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Our risk management strategy for cybersecurity generally includes:

•	Assessment: We periodically assess our risks relating to cybersecurity threats, including risks relating to our reliance on third parties, as part of our overall risk-management efforts and program. In so doing, we consider the likelihood and impact that could result from the manifestation of such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards to manage such risks.

•	Identification: We aim to proactively identify the manners in which our business could be materially impacted by cybersecurity risks.

•	Management: If deemed appropriate, we would design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.

We presently do not engage third parties to assist us with the assessment, identification or management of cybersecurity risks, or in evaluating the effectiveness of our existing approaches.

We are unaware of any material cybersecurity breaches during the year ended December 31, 2024, and given that we rely on relatively few and well known well capitalized larger third-party enterprises for certain of our data and information storage and communication needs, we do not believe that an overall material cybersecurity risk presently exists for our business.  Our criteria for determining the materiality of cybersecurity incidents includes assessing potential or actual financial impacts, reputational damage, and operational disruptions.

The Audit Committee of our Board of Directors is the governance body involved in, and ultimately responsible for, cybersecurity oversight.  They will generally coordinate with our Chief Financial Officer in this regard, with management alerting the committee members to any specific concerns of which management may be aware.  In the event of a cybersecurity concern or event, our Chief Financial Officer would report the events or his or her concerns to our Audit Committee and full Board of Directors, as well as legal counsel.  None of our directors on the Audit Committee nor our Chief Financial Officer have particular experience in cybersecurity matters.

ITEM 2 PROPERTIES

Our executive offices are located at 1907 Wayzata Boulevard, Suite 205, Wayzata, Minnesota 55391, and our telephone number is: (952) 479-1923. We are party to an operating lease for office space expiring May 31, 2025. The lease does not have significant lease escalations, rent abatements or concessions, leasehold improvements, or other build-out clauses; and they do not contain contingent-rent provisions. The lease does not include options to renew. We consider our current office space adequate for our current operations.

ITEM 3 LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER     PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq under the symbol “MCVT”. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119. The following table sets forth the high and low bid prices for our common stock as reported on the Nasdaq Capital Market.

Period	Market Price (High/Low) 2024	Market Price (High/Low) 2023

First Quarter	$2.27 – 3.01	$2.54-2.02
Second Quarter	$2.50 - 3.01	$2.44 – 2.17
Third Quarter	$2.25 – 3.56	$3.58 – 2.09
Fourth Quarter	$1.79 – 2.26	$3.59 – 2.22

Holders

As of the date of this filing, we had approximately 180 holders of record of our common stock and shares held in street name by approximately 655 non-objecting beneficial owners.

Dividends

We do not expect that the Board of Directors will declare any cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

In November and December 2022, the Company issued options for the purchase of an aggregate of 870,000 shares of common stock to officers, directors and employees of, and consultants to, the Company contemporaneously with the adoption of a 2022 Stock Incentive Plan.  These option grants were made subject to subsequent shareholder approval of the 2022 Stock Incentive Plan in accordance with Nasdaq rules.  The options were granted pursuant to Section 4(a)(2) of the Securities Act of 1933 and other applicable exemptions.  The shareholders of the company subsequently approved the 2022 Stock Incentive Plan on January 20, 2023 at a special meeting of shareholders called for that purpose. Options for 200,000 of these common shares were subsequently exercised, and the common shares issued, in September 2023. No options were exercised in 2024.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this report and those summarized below:

•	our being a company with little operating history;
•	our ability to select appropriate specialty finance investment opportunities;
•	our expectations around the performance of borrowers in which we invest;
•	our regulatory structure and the regulations that govern us;
•	the ability of significant borrowers to pay their obligations to us as they come due;
•	our success in retaining our officers and directors, or replacing them in the event we lose their services;
•	actual and potential conflicts of interest involving our directors or management team;
•	our ability to obtain additional financing, if needed and on acceptable terms;
•	our ability to source quality prospective borrowers for our specialty finance solutions;
•	our ability to consummate transactions due to the uncertainty resulting from unpredictable events such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases;
•	the dependence of our success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, we receive from our investments;
•	our overall financial performance and financial condition following this offering;
•	our public securities’ potential liquidity and trading price;
•	the lack of a market for our securities; and
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

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

Results of Operations

	For the Year Ended December 31,
	2024	2023
Investment Income:
Interest Income	$3,301,119	$3,298,635

Operating Expenses:
General Operating Expenses	92,214	149,708
Legal and Accounting Expenses	550,248	761,525
Payroll	933,157	1,848,393
Insurance Expense	99,936	108,039
Director’s Fees	300,000	772,968
Interest Expense	320	78,000
Total Operating Expenses	1,975,875	3,718,633

Net Investment Gain (Loss)	$1,325,244	$(419,998)

For the year ended December 31, 2024, we earned $2,758,744 from 10 different short-term loans; and an aggregate of $542,375 in related origination fees.

For the year ended December 31, 2023, we earned $2,836,060 from 26 different short-term loans; and an aggregate of $462,575 in related origination fees.

As the table above indicates, we incurred operating expenses aggregating $1,975,875 for the year ended December 31, 2024, and $3,718,633 for the year ended December 31, 2023. A summary of the various components of our operating expenses for these periods is set forth below.

General Operating Expenses.  Our general operating expenses were $92,214 for the year ended December 31, 2024 and $149,708 for the year ended December 31, 2023. The decrease in the current period results primarily from higher fees we incurred in 2023 for the unused portion on our line of credit (see Liquidity and Capital Resources below for more information).

Legal and Accounting Expenses.  Our legal and accounting expenses were $550,248 for the year ended December 31, 2024 and $761,525 for the year ended December 31, 2023. The decrease in the current period results primarily to a decreased need for legal and consulting services, and the decision to spend less on marketing.

Executive Management Compensation.  Our executive management compensation was $933,157 for the year ended December 31, 2024 and $1,848,393 for the year ended December 31, 2023. The decrease in the current period results from the absence of any stock-based compensation expense in the current period.

Director’s Fees.  Our director’s fees were $300,000 for the year ended December 31, 2024 and $722,968 for the year ended December 31, 2023. The decrease in the current period is results from the absence of any stock-based compensation expense in the current period.

Interest Expense.  Our interest expense was $320 for the year ended December 31, 2024 and $78,000 for the year ended December 31, 2023. The decrease in the current period results from our repayment in full and termination of the line of credit arrangement in January 2024. (see Liquidity and Capital Resources below for more information).

For the year ended December 31, 2024 our net investment gain was $1,325,244. For the year ended December 31, 2023, our net investment loss was $419,998. The increased net investment gain during 2024 results primarily from the absence of stock-based compensation expense in 2024 compared to significant stock-based compensation expense in 2023 from the issuance of stock options to our officers and directors.

Financial Condition

At December 31, 2024, we had an increase in net assets of $1,167,726 as compared to December 31, 2023. This increase in net assets was primarily due to the overall reduction in operating expenses. Our net assets increased by $718,703 at December 31, 2023 as compared to December 31, 2022, due to the capitalized issuance and exercise of stock options, partially offset by the decrease in the fair value of our investments and reduced cash and cash equivalents.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Year Ended December 31,
	2024	2023
Cash flows provided (used) by:
Operating activities	$5,650,086	$(1,137,617)
Financing activities	—	424,000
Net increase (decrease) in cash	5,650,086	(713,617)
Cash, beginning of period	376,024	1,089,641
Cash, end of period	$6,026,110	$376,024

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

During the course of 2023, the Loan Agreement, together with our cash and cash equivalents, were our primary sources of liquidity.  With the termination of the Loan Agreement, however, our cash and cash equivalents are our remaining sources of liquidity. In addition, we expect that some of our investment positions will mature, resulting in additional available cash. Management believes that these sources of liquidity, will be sufficient for the Company to fund its operations through the entirety of fiscal 2025.  Accordingly, at present we have no definitive plans to obtain other sources of liquidity through borrowing or otherwise.

Investment Activity

In 2024, we made new investments aggregating $5,665,526, and refinanced or otherwise extended the term to maturity of investments aggregating $17,795,000.  Of these amounts, $5 million in principal amount was initially loaned to Mustang Funding, LLC in 2023, while another $5 million in principal amount (earlier been loaned in 2022) was refinanced, such that we had an aggregate of $10 million invested in Mustang Funding, LLC at December 31, 2024, all of which is currently due to mature at March 28, 2027.

In 2024, we also recognized as worthless one of our preferred stock investments. This investment had been de-valued in previous years by $635,000, and we recognized an additional loss in 2024 of $265,000. We also settled through litigation on one of our short-term loans and recognized a loss of $100,000. This was offset by $500,000 of valuation losses recorded in prior years, resulting in a net gain of $400,000 in 2024.  The write-offs were offset by an increase in market valuations of our remaining short-term loan portfolio as well as market changes in our common stock and other equity holdings, resulting in a net change in unrealized depreciation of $1,029,277 as reflected in the statement of operations.

Capital Expenditures

We did not have any material commitments for capital expenditures in fiscal 2024 and we do not anticipate any such capital expenditures for fiscal 2025.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders’ of Mill City Ventures III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mill City Ventures III, Ltd. (the Company) as of December 31, 2024 and 2023, including the investment schedules and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Investment Valuation

As explained in Note 6 to the financial statements, the accompanying financial statements include investments valued at $13,006,231 and $17,284,676 as of December 31, 2024 and 2023, respectively, whose fair values have been estimated by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. The investments are valued based on unobservable inputs as of December 31, 2024 and 2023. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

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

At December 31, 2024, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled $13,006,231. The fair values of these investments are determined by management using the valuation techniques and significant unobservable inputs described in Notes 5 and 6 to the financial statements.

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

Minneapolis, Minnesota

March 7, 2025

Mill City Ventures III, Ltd.

Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Investments, at fair value (cost: $13,717,089 and $18,577,481, respectively)	$13,453,561	$17,284,676
Cash	6,026,110	376,024
Note receivable, related party	—	250,000
Prepaid expenses	31,848	165,301
Interest and dividend receivables	191,917	264,413
Right-of-use operating lease asset	—	9,283
Deferred taxes	770,000	757,000
Total Assets	$20,473,436	$19,106,697

LIABILITIES
Accounts payable	$41,105	$71,702
Accrued payroll liabilities	527,142	435,449
Operating lease liability	—	9,283
Accrued income tax	147,200	—
Total Liabilities	715,447	516,434

Commitments and Contingencies

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,385,255 issued and outstanding)	6,385	6,385
Additional paid-in capital	15,473,121	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	(152,389)	(1,052,183)
Accumulated undistributed net realized gains on investment transactions	4,393,855	5,155,200
Net unrealized depreciation in value of investments	(263,527)	(1,292,804)
Total Shareholders’ Equity (Net Assets)	19,757,989	18,590,263
Total Liabilities and Shareholders’ Equity	$20,473,436	$19,106,697
Net Asset Value Per Common Share	$3.09	$2.91

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

 Statements of Operations

	Year Ended
	December 31, 2024	December 31, 2023
Investment Income
Interest income	$3,301,119	$3,298,635
Total Investment Income	3,301,119	3,298,635
Operating Expenses
Professional fees	550,248	761,525
Payroll	933,157	1,848,393
Insurance	99,936	108,039
Occupancy	50,125	68,421
Director’s fees	300,000	772,968
Interest expense	320	78,000
Other general and administrative	42,089	81,287
Total Operating Expenses	1,975,875	3,718,633
Net Investment Gain (Loss)	1,325,244	(419,998)
Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(761,345)	(558,629)
Net change in unrealized appreciation (depreciation) on investments	1,029,277	(641,433)
Net Realized and Unrealized Gain (Loss) on Investments	267,932	(1,200,062)
Net Increase (Decrease) in Net Assets Resulting from Operations Before Taxes	1,593,176	(1,620,060)

Provision For (Benefit From) Income Taxes	425,450	(454,554)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,167,726	$(1,165,506)

Net Increase (Decrease) in Net Assets Resulting from Operations per share:
Basic	$0.18	$(0.19)
Diluted	$0.18	$(0.19)

Weighted-average number of common shares outstanding - basic	6,385,255	6,249,913
Weighted-average number of common shares outstanding - diluted	6,492,275	6,249,913

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Statements of Shareholders’ Equity

For the years ended December 31, 2024 and 2023

Year Ended December 31, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders’ Equity
Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	899,794	—	—	899,794
Undistributed net realized loss on investment transactions		—	—	—	—	(761,345)	—	(761,345)
Appreciation in value of investments		—	—	—	—	—	1,029,277	1,029,277
Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989

Year Ended December 31, 2023	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Depreciation in Value of Investments	Total Shareholders’ Equity
Balance as of December 31, 2022	6,185,255	$6,185	$15,049,321	$(1,159,665)	$(1,086,739)	$5,713,829	$(651,371)	$17,871,560
Stock-based compensation	—	—	1,460,209	—	—			1,460,209
Exercise of stock options	200,000	200	423,800					424,000
Undistributed net investment gain		—	—	—	34,556	—	—	34,556
Undistributed net realized loss on investment transactions		—	—	—	—	(558,629)	—	(558,629)
Depreciation in value of investments		—	—	—	—	—	(641,433)	(641,433)
Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263

 The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

 Statements of Cash Flows

	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,167,726	$(1,165,506)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,029,277)	641,433
Net realized loss on investments	761,345	558,629
Purchases of investments	(5,665,526)	(12,900,500)
Proceeds from sales of investments	9,764,573	11,124,194
Stock-based compensation	-	1,460,209
Deferred income taxes	(13,000)	(556,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	142,736	60,254
Interest and dividends receivable	72,496	(13,534)
Note receivable	250,000
Accounts payable and other liabilities	51,813	(276,642)
Deferred interest income	-	(70,154)
Accrued income taxes	147,200	-
Net cash provided (used) in operating activities	5,650,086	(1,137,617)
Cash flows from financing activities:
Proceeds from stock option exercise	-	424,000
Proceeds from line of credit	-	2,750,000
Repayments on line of credit	-	(2,750,000)
Net cash provided by financing activities	-	424,000
Net increase (decrease) in cash	5,650,086	(713,617)
Cash, beginning of period	376,024	1,089,641
Cash, end of period	$6,026,110	$376,024

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$159,750	$-
Cash paid for interest	$320	$78,000

The accompanying notes are an integral part of these financial statements.

Mill City Ventures III, Ltd.

Investment Schedule

As of December 31, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$9,985,925	50.54%
Consumer - 18% secured loans	500,000	504,308	2.55%
Real Estate - 15% secured loans
Alatus Development Corp	2,000,000	2,016,636	10.21%
Real Estate - 24% secured loans
Coventry Holdings LLC	500,000	499,362	2.53%
Total Short-Term Non-Banking Loans	13,000,000	13,006,231	65.83%

Common Stock
Consumer	3,911	4,466	0.02%
Financial	553,178	442,864	2.24%
Information Technology	150,000	-	0.00%
Total Common Stock	707,089	447,330	2.26%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$13,717,089	$13,453,561	68.09%

Total Cash and cash equivalents	6,026,110	6,026,110	30.50%

Total Investments and Cash	$19,743,199	$19,479,671	98.59%

The accompanying notes are an integral part of these financial statements.

Investment Schedule

 As of December 31, 2023

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$10,069,354	54.16%
Consumer - 23% secured loans
Intelligent Mapping, LLC	2,900,000	2,906,464	15.63%
Financial - 12% secured loans	500,000	-	0.00%
Information Technology - 15% convertible note	212,500	213,501	1.15%
Real Estate - 18% secured loans	745,000	760,119	4.09%
Tailwind, LLC	1,000,000	1,001,954	5.39%
Real Estate - 12% secured loans
Alatus Development Corp	2,000,000	2,010,374	10.81%
Total Short-Term Non-Banking Loans	17,357,500	16,961,766	91.23%

Preferred Stock
Consumer
Wisdom Gaming, Inc	900,000	265,000	1.43%
Information Technology	150,000	-	0.00%
Total Preferred Stock	1,050,000	265,000	1.43%

Common Stock
Consumer	159,302	47,910	0.26%

Warrants
Healthcare	679	—	0.00%

Other Equity
Financial	10,000	10,000	0.05%

Total Investments	$18,577,481	$17,284,676	92.97%

Total Cash	376,024	376,024	2.02%

Total Investments and Cash	$18,953,505	$17,660,700	94.99%

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 6 – Fair Value of Financial Instruments” below. The Company presents its financial statements as an investment company following accounting and reporting guidance in ASC 946.

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

The estimated fair value of our Level 3 investment assets is determined on a quarterly basis by the Company. In general, we value our Level 3 equity investments at cost unless circumstances warrant a different approach.  Examples of these circumstances includes a situation in which a portfolio company has engaged in a subsequent financing of more than a de minimis size involving sophisticated investors (in which case we may use the price involved in that financing as a determinative input absent other known factors), or when a portfolio company is engaged in the process of a transaction that we determine is reasonably likely to occur (in which case we may use the price involved in the pending transaction as a determinative input absent other known factors). Other facts and circumstances that may serve as an input supporting a change in the valuation of our Level 3 equity investments include (i) a third-party valuation conducted by an independent and qualified professional, (ii) changes in the performance of long-term financial prospects of the portfolio company, (iii) a subsequent financing that changes the distribution rights associated with the equity security we hold, or (iv) sale transactions involving comparable companies, but only if further supported by a third-party valuation conducted by an independent and qualified professional.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2024.

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

Recently adopted accounting pronouncements:  In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The Company has a single reportable segment based on the nature of its operations. The nature of business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Company’s Chief Operating Decision Maker (“CODM”) is its executive team. The CODM assesses the reportable segment’s performance and allocates resources for the reportable segment based on the net income and total assets which are the same amounts in all material respects as those reported on the Statement of Operations and Balance Sheet. The Company adopted the standard on January 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

NOTE 3 — NET GAIN (LOSS) PER COMMON SHARE

Basic net gain (loss) per common share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share follows:

	For the Year Ended December 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$1,167,726	$1,167,726	$(1,165,506)	$(1,165,506)
Denominator: Weighted-average number of common shares outstanding	6,385,255	6,492,275	6,249,913	6,249,913
Basic and diluted net gain (loss) per common share	$0.18	$0.18	$(0.19)	$(0.19)

At December 31, 2024 and 2023, the Company did not have any options or warrants outstanding or any other dilutive common equivalent shares other than conditional option grants (for an aggregate of 870,000 shares of common stock) that were, at December 31, 2022, unexercisable and subject to voiding in the absence of shareholder approval of the related 2022 Stock Incentive Plan.  The Company’s shareholders subsequently approved the plan on January 20, 2023 at a special meeting of shareholders called for that purpose. At December 31, 2023, options issued under the plan for the purchase of 670,000 common shares remained outstanding.

NOTE 4—SHAREHOLDERS’ EQUITY

At December 31, 2024 and 2023, a total of 6,385,255 shares of common stock were issued and outstanding.

In connection with a public offering on August 11, 2022, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 75,000 common shares at $5.00 per share. This warrant is exercisable after 180 days, and expires on August 8, 2027. This warrant is equity-classified.

During 2024, there were no shares issued related to the exercise of stock options or warrants. During 2023 there were 200,000 shares issued related to the exercise of stock options and no shares issued related to the exercise of warrants.

NOTE 5 — INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2024 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$13,000,000	94.8%	$13,006,231	96.7%
Common Stock	707,089	5.1	447,330	3.3
Other Equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2023 (together with the corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$17,357,500	93.4%	$16,961,766	98.1%
Preferred Stock	1,050,000	5.6	265,000	1.5
Common Stock	159,302	0.9	47,910	0.3
Warrants	679	—	—	—
Other Equity	10,000	0.1	10,000	0.1
Total	$18,577,481	100.0%	$17,284,676	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2024:

	As of December 31, 2024
	Investments at Fair Value	Percentage of Fair Value

Business Services	$9,985,925	74.2%
Consumer	508,774	3.8
Financial	442,864	3.3
Information Technology	—	—
Real Estate	2,515,998	18.7
Total	$13,453,561	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2023:

	As of December 31, 2023
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,069,354	58.3%
Consumer	3,219,374	18.6
Financial	10,000	0.1
Information Technology	213,501	1.2
Real Estate	3,772,447	21.8
Total	$17,284,676	100.0%

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of December 31, 2024 and 2023 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2024, according to the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$13,006,231	$13,006,231
Common Stock	447,330	—	—	447,330
Other Equity	—	—	—	—
Total	$447,330	$—	$13,006,231	$13,453,561

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

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2024:

	For the year ended December 31, 2024
	ST Non-banking Loans	Preferred Stock	Common Stock	Other Equity

Balance as of January 1, 2024	$16,961,766	$265,000	$—	$10,000
Net change in unrealized appreciation (depreciation)	401,966	785,000	(150,000)	(10,000)
Purchases and other adjustments to cost	4,623,437	—	—	—
Sales and redemptions	(8,720,000)	—	—	—
Realized loss	(100,000)	(900,000)	—	—
Conversion from preferred to common stock	—	(150,000)	150,000	—
Transfers between level 3 and level 1	(160,938)	—	—	—
Balance as of December 31, 2024	$13,006,231	$—	$—	$—

The net change in unrealized depreciation for the year ended December 31, 2024 attributable to Level 3 portfolio investments still held as of December 31, 2024 is $83,496, and is included in net change in unrealized depreciation on investments on the statement of operations.

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2023:

	For the year ended December 31, 2023
	ST Non-banking Loans	Preferred Stock	Other Equity

Balance as of January 1, 2023	$15,285,932	$1,200,000	$222,500
Net change in unrealized appreciation (depreciation)	(195,041)	(935,000)	600,000
Purchases and other adjustments to cost	12,900,500	—	—
Sales and redemptions	(11,029,625)	—	—
Realized loss	—	—	(600,000)
Transfers between level 3 and level 1	—	—	(212,500)
Balance as of December 31, 2023	$16,961,766	$265,000	$10,000

The net change in unrealized depreciation for the year ended December 31, 2023 attributable to Level 3 portfolio investments still held as of December 31, 2023 is 1,126,877, and is included in net change in unrealized depreciation on investments on the statement of operations.

The following table lists our Level 3 investments held as of December 31, 2024 and the unobservable inputs used to determine their valuation:

Security Type	12/31/24 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$13,006,231	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Other Equity	—	last secured funding known by company	economic changes since last funding
Common Stock	—	last funding secured by company	economic changes since last funding
$13,006,231

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
	$17,236,766

There was one transfer between levels during 2023 due to an initial public offering of a previously privately held security. The shares of that security are now free trading. There were no transfers between levels during the years ended December 31, 2024.

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

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of December 31, 2024, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the years ended December 31, 2024 and 2023:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11	—	$—
Granted	—	—	870,000	2.11
Exercised	—	—	(200,000)	2.12
Forfeited	—	—	—	—
Options outstanding at end of year	670,000	$2.11	670,000	$2.11

Options exercisable at December 31:	670,000	$2.11	670,000	$2.11

 The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	7.92	$2.11	$—	670,000	$2.11	$—

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

•	As disclosed in Note 7, a component of our now terminated loan agreement was with a director of our Company.

NOTE 10 — RETIREMENT SAVINGS PLANS

Our three full-time employees are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to a maximum of 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made aggregate contributions to the plan totaling $20,000 and $23,750 for the years ended 2024 and 2023, respectively.

NOTE 11 — INCOME TAXES

Presently, we are a “C-corporation” for tax purposes and have booked an income tax provision for the years ended December 31, 2024 and 2023.  Income taxes for the year ended December 31, 2024, and 2023 are described below.

	December 31
	2024	2023
Current taxes
Federal	$325,172	$83,402
State	113,278	18,044
Deferred taxes
Federal	(13,000)	(556,000)
State	—	—
Provision for (benefit from) income taxes	$425,450	$(454,554)

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal year 2024 and 2023 is as follows:

	2024	2023
Rate reconciliation:
Tax expense at U.S. statutory rate	$423,931	$(431,776)
Change in deferred tax rate	(91)	(1,866)
Prior year over / under accrual	4,923	93,702
Provision-to-return reconciliation	(1,417)	(110,457)
Other	(1,896)	(4,157)
Income tax provision	$425,450	$(454,554)

As of December 31, 2024 and 2023 we had a deferred tax asset of $770,000 and $757,000, respectively.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31
	2024	2023
Deferred tax components
Unrealized (gain) loss on marketable securities	$69,887	$343,886
Capital loss carryforward	345,256	—
Depreciation	1,265	1,619
R&D and foreign credits	40,820	40,820
Stock options	274,803	275,632
Acquisition costs	—	30,402
Accrued bonuses	39,780	66,500
Other	(1,811)	(1,859)
Net deferred tax asset	$770,000	$757,000

NOTE 12 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2024 through 2020:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data (1)
Net asset value at beginning of period	$2.91	2.89	2.80	2.44	2.05
Net investment gain (loss)	0.21	(0.07)	0.13	0.27	0.11
Net realized and unrealized gain (loss)	0.04	(0.19)	(0.11)	0.54	0.41
(Provision for) benefit from income taxes	(0.07)	0.07	0.00	(0.23)	(0.05)
Issuance of common stock	0.00	0.07	0.00	0.00	0.00
Stock-based compensation	0.00	0.23	0.05	0.00	(0.02)
Repurchase of common stock	0.00	0.00	0.00	0.00	0.05
Other changes in equity	0.00	(0.09)	0.02	0.00	0.00
Payment of common stock dividend	0.00	0.00	0.00	(0.22)	(0.11)
Net asset value at end of period	$3.09	2.91	2.89	2.80	2.44

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.11	2.75	2.70	2.95	1.40
Shares outstanding at end of period	6,385,255	6,385,255	6,185,255	4,795,739	4,793,739
Average weighted shares outstanding for the period	6,385,255	6,366,481	5,333,028	4,795,242	4,830,691
Net assets at end of period	$19,757,989	18,590,263	17,871,560	13,414,049	11,640,887
Average net assets (2)	$19,311,001	18,647,600	15,639,394	13,155,207	10,504,563
Total investment return	6.19%	(7.27)%	1.43%	24.07%	23.08%
Portfolio turnover rate (3)	29.34%	59.65%	129.57%	168.67%	61.11%
Ratio of operating expenses to average net assets (3)	(10.23)%	(19.94)%	(21.73)%	(10.30)%	(7.16)%
Ratio of net investment income (loss) to average net assets (3)	6.86%	(2.25)%	5.12%	9.89%	5.35%
Ratio of realized gains (losses) to average net assets (3)	(3.94)%	(3.00)%	0.85%	31.30%	0.05%

(1)	Per-share data was derived using the weighted-average number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 13 — SUBSEQUENT EVENTS

On January 22, 2025, we entered into an Amendment No. 5 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, deemed effective January 21, 2025. The amendment extends the maturity date of our loan to Mustang Funding to March 28, 2027, and increases the per annum rate of interest to 20%. The amendment obligates Mustang Funding to continue paying monthly cash interest payments at the pre-amendment rate of 15% per annum, and to pay Mill City the additional 5% per annum interest upon maturity.

Effective January 24, 2025, we entered into a Security Agreement with Mustang Funding, LLC pursuant to which Mustang Funding granted us a security interest in substantially all of Mustang Funding’s assets, subject to certain enumerated exceptions, as collateral security for our $10 million principal amount loan.

Also effective January 24, 2025, we entered into an Amended and Restated Subordination and Intercreditor Agreement with Orion Pip, LLC, as administrative agent and collateral agent for senior lenders to Mustang Funding, LLC, and with Mustang Funding. The agreement contains customary and negotiated terms and conditions relating to the full subordination of our right to payment (subject to certain exceptions), exercise of rights and remedies, and our right to collateral pledged by Mustang Funding in our favor to secure the obligations of Mustang Funding under that certain Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note in the original principal amount of $10 million, as amended.

On February 1, 2025, we entered into new Executive Employment Agreements with each of Douglas M. Polinsky, our Chief Executive Officer, and Joseph A. Geraci II, our Chief Financial Officer. These new Executive Employment Agreements are substantially identical to the prior executive employment agreements with these executives that had expired on December 31, 2024, each containing the same two-year term and restrictive covenants, and were deemed to be effective as of January 1, 2025. The new Executive Employment Agreements increase the base salary of each executive to $220,000 per year.

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

As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer in conjunction with our Chief Compliance Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls were not effective as of December 31, 2024 due to a material weakness in our controls related to the proper accounting for transactions in accordance with GAAP. In order to remediate this matter, we plan to retain the assistance of an accounting expert to assist in the accounting and reporting of transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2024 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described above. Boulay PLLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control

Other than the material weakness mentioned above, there were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Douglas M. Polinsky
Chairman, President and Chief Executive Officer

/s/ Joseph A. Geraci, II
Chief Financial Officer

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions
Douglas M. Polinsky	65	Chairman, Chief Executive Officer and President
Joseph A. Geraci, II	55	Director and Chief Financial Officer
Howard Liszt	78	Director
Lyle Berman	83	Director
Laurence Zipkin	85	Director

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

Howard Liszt served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. Under his leadership, Campbell Mithun grew to be one of the 20 largest agencies in the world. Mr. Liszt has served as a Board member for several industry-leading companies including Land O’ Lakes, ShuffleMaster, Ocular Sciences, Coleman Natural Foods, and Eggland’s Best. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Masters of Science in Marketing from the University of Minnesota, Minneapolis.

Lyle Berman is a 1964 graduate of the University of Minnesota with a degree in Business Administration. Mr. Berman began his career with Berman Buckskin, his family’s leather business. He helped grow the business into a major specialty retailer with 27 outlets. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 until 2000. In October 1995, Mr. Berman was honored with the B’nai B’rith “Great American Traditions Award.” In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Since January 2005, Mr. Berman has also served as Chairman of the Board of Pokertek, Inc.

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

Committees of the Board of Directors; Audit Committee Financial Expert

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The members of the Audit Committee are Laurence Zipkin, Howard Liszt and Lyle Berman., each of whom is independent for purposes of the Securities Exchange Act of 1934. Mr. Berman currently serves as chair of the Audit Committee. The board has adopted a charter for the Audit Committee a copy of which is available at the Company’s website at www.millcityventures3.com. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The board has determined that Mr. Berman is an “audit committee financial expert” within the meaning of the rules of the Commission. Mr. Berman’s relevant experience is detailed in his biography above. The Board of Directors has determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership. Based on our own review, our directors and officers appear to have filed all required Section 16(a) reports on a timely basis. Nevertheless, a greater-than-ten-percent shareholder has advised us that they engaged in three sales during 2024 that were reported late on Form 4.

ITEM 11  EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation — Summary Compensation Table

The following table sets forth the total compensation paid by the Company during its two most recent fiscal years ended December 31, 2024 and 2023 to those persons who served as the Company’s President or Chief Executive Officer and Chief Financial Officer during such periods (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Cash Bonus (1)	All Other Compensation (2)	Total
Douglas M. Polinsky,	2024	$200,000	$150,000	$40,274	$390,274
Chief Executive Officer	2023	$200,000	$125,000	$36,512	$361,512
Joseph A. Geraci, II,	2024	$200,000	$150,000	$39,602	$389,602
Chief Executive Officer	2023	$200,000	$125,000	$45,014	$370,014

(1)

$250,000 of the 2023 cash bonus amount reflected in the table was declared by the Compensation Committee and paid to the executive in January, 2024. $300,000 of the 2024 cash bonus amount reflected in the table was declared by the Compensation Committee and paid to the executive in January 2025.

(2)	Includes additional compensation of payment of health premiums and 401(k) matching contributions under the employment retirement program.

On January 1, 2025, we entered into new executive employment agreements with Mr. Douglas M. Polinsky, our Chief Executive Officer, and Mr. Joseph A. Geraci, II, our Chief Financial Officer. Those two executives have been executive officers of our company since its founding.

Each employment agreement was effective as of January 1, 2025, and has a term that lasts for two full years thereafter, ending on December 31, 2026 (subject to extension by mutual agreement of the parties). Each employment agreement provides the executive with a base annual salary of $220,000. Each executive is also entitled to have health insurance provided by us and the ability to contribute to our 401(k) plan.

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

Outstanding Equity Awards at Fiscal Year End

At December 31, 2023, we had issued to our named executive, and there were outstanding, an aggregate of 500,000 non-statutory ten-year stock options to purchase common stock at the purchase price of $2.12 per share, under our 2022 Stock Incentive Plan.  These stock options and the plan itself were, at that time, subject to the approval of our shareholders.  Subsequently, our shareholders did approve the plan on January 20, 2023, at a special shareholder meeting called for that purpose. At December 31, 2024, all 500,000 of these options remained outstanding.

Director Compensation

For 2024, we paid a total of $300,000 in director fees to our independent directors. Presently, each such director receives an annualized cash fee of $40,000, generally paid in quarterly installments.

Name	Year	Compensation	Bonus (1)	Total
Joseph A. Geraci, II	2024	$-	$-	$-
Douglas M. Polinsky	2024	$-	$-	$-
Lyle Berman	2024	$40,000	$60,000	$100,000
Howard P. Liszt	2024	$40,000	$60,000	$100,000
Laurence S. Zipkin	2024	$40,000	$60,000	$100,000

(1)	The 2024 cash bonuses reflected in the table were declared by the Board of Directors and paid to the director in January 2025.

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

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Douglas M. Polinsky (2)	680,762	10.26%
Joseph A. Geraci, II (3)	713,165	10.75%
Howard Liszt (4)	125,434	1.93%
Lyle Berman (5)	315,556	4.87%
Laurence Zipkin (6)	160,661	2.48%
Neal Linnihan SEP/IRA (8)	1,088,036	17.04%
Scott and Elizabeth Zbikowski (9)	768,445	12.03%
David Bester (10)	444,445	6.96%
Patrick Kinney (11)	418,794	6.56%
All current directors and executive officers as a group (7) (five persons)	1,866,663	25.98%

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

27

(2)

Mr. Polinsky is our Chairman and Chief Executive Officer. Figure includes 128,915 shares of common stock held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci; 301,847 shares of common stock held individually and directly by Mr. Polinsky. The reported figure also includes a presently exercisable non-statutory stock option for the purchase of up to 250,000 shares of common stock.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by (i) Boulay PLLP for the audit of the Company’s annual financial statements for the year ended December 31, 2024 and December 31, 2023, as well as the fees billed for other services rendered by Boulay PLLP.

	2024	2023
Audit Fees	$181,370	$206,500
Audit-Related Fees	2,500	—
Total	$183,870	$206,500

Audit Fees.   The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2024 and 2023 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2024 and 2023 were pre-approved by the Audit Committee.

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
10.1

Loan and Security Agreement with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust, dated January 3, 2022 (now terminated) (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2022)

10.2	Employment Agreement with Douglas Polinsky (now expired) (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K filed on April 17, 2023)
10.3	Employment Agreement with Joseph Geraci (now expired) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K filed on April 17, 2023)
10.4	Executive Employment Agreement with Douglas Polinsky (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 3, 2025)
10.5	Executive Employment Agreement with Joseph Geraci (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 3, 2025)
10.6	Stock Incentive Plan (incorporated by reference to the registrant’s definitive proxy statement filed on December 15, 2022)
10.7	Amendment No. 1 to Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2023)
10.8	Fourth Short-Term Loan Agreement with Mustang Funding, LLC (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 12, 2024)
10.9

Fourth Short-Term Promissory Note issued by Mustang Funding, LLC in favor of Mill City Ventures III, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2023)

10.10

Amendment No. 1 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated April 29, 2024 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2023)

10.11

Subordination and Intercreditor Agreement with Orion Pip, LLC dated December 28, 2022 (incorporated by reference to exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed on August 15, 2023)

10.12

Amendment No. 2 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated November 18, 2024 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 20, 2024)

10.13

Amendment No. 3 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated December 18, 2024 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 18, 2024)

10.14

Amendment No. 4 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 7, 2025 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2025)

10.15

Amendment No. 5 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 22, 2024 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 3, 2025)

10.16

Amended and Restated Subordination and Intercreditor Agreement with Orion Pip LLC, dated January 24, 2025 (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 3, 2025)

10.17	Security Agreement with Mustang Funding, LLC, dated January 24, 2025 (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 3, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1/A filed on July 28, 2022)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer *
31.2	Section 302 Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______________

*      Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	March 7, 2025
Douglas M. Polinsky	Director (principal executive officer)	March 7, 2025

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	March 7, 2025
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	March 7, 2025
Lyle Berman

/s/ Howard Liszt	Director	March 7, 2025
Howard Liszt

/s/ Laurence Zipkin	Director	March 7, 2025

