Form 10-K/A
period 2024-12-31
Mill City Ventures III, Ltd
filed 2025-05-09
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41472

MILL CITY VENTURES III, LTD.
(Exact name of registrant as specified in its charter)

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1907 Wayzata Boulevard, Suite 205 Wayzata, MN	55391
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (952) 479-1923

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MCVT	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the 1,798,872 shares of voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $5,360,639 based on the closing price of $2.98 per share of the registrant’s common stock as quoted on The Nasdaq Capital Market on that date.  As of May 7, 2025, there were 6,062,773 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

 None.

EXPLANATORY NOTE

On March 10, 2025, Mill City Ventures III, Ltd. (the “Company”), filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”). The Original Form 10-K inadvertently omitted Exhibit 97, which is the Company’s Clawback Policy. The Company is filing this Amendment No. 1 to Form 10-K/A (the “Amendment”) solely to include the omitted exhibit. The Company did not update any other information contained in the Original Form 10-K. This Amendment speaks as of the original filing date (March 10, 2025), does not reflect events that may have occurred subsequent to that original filing date, and does not modify or update in any way the disclosures made in the Original Form 10-K.

2

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd.	8-K	1/23/2013	3.1
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Mill City Ventures III, Ltd.	8-K	8/11/2022	3.1
3.3	Amended and Restated Bylaws of Mill City Ventures III, Ltd.	10-SB	1/29/2008	3.2
4	Form of Common Stock Certificate	10-SB	1/29/2008	4.1
10.1	Loan and Security Agreement with Eastman Investment, Inc., a Nevada corporation, and Lyle A. Berman, as trustee of the Lyle A. Berman Revocable Trust dated January 2, 2022	8-K	1/10/2022	10.1
10.2	Employment Agreement with Douglas Polinsky	10-K	4/17/2023	10.2
10.3	Employment Agreement with Joseph Geraci	10-K	4/17/2023	10.3
10.4	Executive Employment Agreement with Joseph Geraci	8-K	2/3/2025	10.4
10.5	Executive Employment Agreement with Douglas Polinsky	8-K	2/3/2025	10.5
10.6	Stock Incentive Plan	DEF 14A	12/15/2022
10.7	Amendment No. 1 to Stock Incentive Plan	10-Q	8/15/2023	10.1
10.8	Fourth Short-Term Loan Agreement with Mustang Funding, LLC	10-Q	11/12/2024	10.1
10.9	Fourth Short-Term Promissory Note issued by Mustang Funding, LLC in favor of Mill City Ventures III, Ltd.	10-Q	11/12/2024	10.2
10.10	Amendment No. 1 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated April 29, 2024	10-Q	11/12/2024	10.3
10.11	Subordination and Intercreditor Agreement with Orion Pip, LLC dated December 28, 2022	10-Q	11/12/2024	10.4
10.12	Amendment No. 2 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated November 18, 2024	8-K	11/20/2024	10.1
10.13	Amendment No. 3 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated December 18, 2024	8-K	12/18/2024	10.1
10.14	Amendment No. 4 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 7, 2025	8-K	1/7/2025	10.1
10.15	Amendment No. 5 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 22, 2025	8-K	2/3/2025	10.1
10.16	Amended and Restated Subordination and Intercreditor Agreement with Orion Pip, LLC, dated January 24, 2025	8-K	2/3/2025	10.2
10.17	Security Agreement with Mustang Funding, LLC, dated January 24, 2025	8-K	2/3/2025	10.3
14	Code of Ethics	S-1/A	7/28/2022	14.1
23.1	Consent of Independent Registered Public Accounting Firm	10-K	3/10/2025	23.1
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
97	Clawback Policy *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101) *

* Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MILL CITY VENTURES III, LTD.

/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Dated: May 8, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer, President and	May 8, 2025
Douglas M. Polinsky	Director (principal executive officer)

/s/ Joseph A. Geraci, II	Chief Financial Officer and Director	May 8, 2025
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Lyle Berman	Director	May 8, 2025
Lyle Berman

/s/ Howard Liszt	Director	May 8, 2025
Howard Liszt

/s/ Laurence Zipkin	Director	May 8, 2025
Laurence Zipkin

4