Form 10-Q
period 2025-03-31
Mill City Ventures III, Ltd
filed 2025-05-13
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025, Mill City Ventures III, Ltd. had 6,062,773 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended March 31, 2025

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD. CONDENSED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Investments, at fair value (cost: $17,079,421 and $13,717,089, respectively)	$16,978,160	$13,453,561
Cash and cash equivalents	1,749,089	6,026,110
Prepaid expenses	47,848	31,848
Interest and dividend receivables	341,919	191,917
Deferred taxes	732,000	770,000
Total Assets	$19,849,016	$20,473,436

LIABILITIES
Accounts payable	$42,606	$41,105
Accrued payroll liabilities	8,911	527,142
Accrued income tax	218,200	147,200
Total Liabilities	269,717	715,447

SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized; 6,062,773 and 6,385,255 issued and outstanding, respectively)	6,063	6,385
Additional paid-in capital	14,843,007	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment loss	136,855	(152,389)
Accumulated undistributed net realized gains on investment transactions	4,394,091	4,393,855
Net unrealized appreciation (depreciation) in value of investments	(101,261)	(263,527)
Total Shareholders' Equity (Net Assets)	19,579,299	19,757,989
Total Liabilities and Shareholders' Equity	$19,849,016	$20,473,436
Net Asset Value Per Common Share	$3.23	$3.09

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income
Interest income	$778,027	$832,667
Total Investment Income	778,027	832,667
Operating Expenses
Professional fees	142,656	138,371
Payroll	163,269	151,066
Insurance	23,771	26,890
Occupancy	16,561	10,677
Director's fees	30,000	30,000
Interest expense	—	320
Other general and administrative	3,526	3,763
Total Operating Expenses	379,783	361,087
Net Investment Gain	398,244	471,580
Realized and Unrealized Gain on Investments
Net realized gain on investments	236	24,495
Net change in unrealized appreciation on investments	162,266	51,751
Net Realized and Unrealized Gain on Investments	162,502	76,246
Net Increase in Net Assets Resulting from Operations Before Taxes	$560,746	$547,826

Provision for Income Taxes	109,000	165,723
Net Increase in Net Assets Resulting from Operations	$451,746	$382,103

Net Increase in Net Assets Resulting from Operations per share:
Basic	$0.07	$0.06
Basic	$0.07	$0.06

Weighted-average number of common shares outstanding - basic	6,320,533	6,385,255
Weighted-average number of common shares outstanding - diluted	6,371,849	6,501,823

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD. CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989
Repurchase of common shares	(322,482)	(322)	(630,114)	—	—	—	—	(630,436)
Undistributed net investment gain		—	—	—	289,244	—	—	289,244
Undistributed net realized gain on investment transactions		—	—	—	—	236	—	236
Appreciation in value of investments		—	—	—	—	—	162,266	162,266
Balance as of March 31, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$136,855	$4,394,091	$(101,261)	$19,579,299

Three Months Ended March 31, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	305,857	—	—	305,857
Undistributed net realized gain on investment transactions		—	—	—	—	24,495	—	24,495
Appreciation in value of investments		—	—	—	—	—	51,751	51,751
Balance as of March 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(746,326)	$5,179,695	$(1,241,053)	$18,972,366

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$451,746	$382,103
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation on investments	(162,266)	(51,751)
Net realized gain on investments	(236)	(24,495)
Purchases of investments	(3,366,196)	(73,438)
Proceeds from sales of investments	4,099	308,797
Deferred income taxes	38,000	97,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(16,000)	(36,738)
Interest and dividends receivable	(150,002)	(4,177)
Accounts payable and other liabilities	(445,730)	(468,600)
Net cash provided by (used in) operating activities	(3,646,585)	128,701
Cash flows from financing activities:
Payments for repurchase of common stock	(630,436)	—
Net cash used by financing activities	(630,436)	—
Net increase (decrease) in cash	(4,277,021)	128,701
Cash, beginning of period	6,026,110	376,024
Cash, end of period	$1,749,089	$504,725

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD. CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED) MARCH 31, 2025

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Consumer - 18% secured loans	$500,000	$500,374	2.56%
Consumer - 24% secured loans	500,100	496,765	2.54%
Real Estate - 15% secured loans
Alatus Development Corp	2,000,000	2,003,217	10.23%
Real Estate - 24% secured loans
Coventry Holdings LLC	3,250,000	3,232,304	16.51%
Total Short-Term Non-Banking Loans	6,250,100	6,232,660	31.84%

Commercial Business Loans
Business Services - 20% secured loans
Mustang Funding, LLC	$10,000,000	$10,247,854	52.34%

Common Stock
Consumer	47	41	0.00%
Financial	669,274	497,605	2.54%
Information Technology	150,000	-	0.00%
Total Common Stock	819,321	497,646	2.54%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$17,079,421	$16,978,160	86.72%

Total Cash and cash equivalents	1,749,089	1,749,089	8.93%

Total Investments and Cash	$18,828,510	$18,727,249	95.65%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$9,985,925	50.54%
Consumer - 18% secured loans	500,000	504,308	2.55%
Real Estate - 15% secured loans
Alatus Development Corp	2,000,000	2,016,636	10.21%
Real Estate - 24% secured loans
Coventry Holdings LLC	500,000	499,362	2.53%
Total Short-Term Non-Banking Loans	13,000,000	13,006,231	65.83%

Common Stock
Consumer	3,911	4,466	0.02%
Financial	553,178	442,864	2.24%
Information Technology	150,000	-	0.00%
Total Common Stock	707,089	447,330	2.26%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$13,717,089	$13,453,561	68.09%

Total Cash and cash equivalents	6,026,110	6,026,110	30.50%

Total Investments and Cash	$19,743,199	$19,479,671	98.59%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management and our independent board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For more information, see the “Valuation of portfolio investments” caption below, and “Note 4 – Fair Value of Financial Instruments” below. The Company presents its financial statements as an investment company following accounting and reporting guidance in ASC 946.

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

March 31, 2025

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2021 through 2024, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2025.

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

Segments:

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of March 31, 2025 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of March 31, 2025
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$6,250,100	36.6%	$6,232,660	36.7%
Commercial Business Loans	10,000,000	58.5	10,247,854	60.4
Common Stock	819,321	4.8	497,646	2.9
Other Equity	10,000	0.1	—	—
Total	$17,079,421	100.0%	$16,978,160	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2024 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$13,000,000	94.8%	$13,006,231	96.7%
Common Stock	707,089	5.1	447,330	3.3
Other Equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of March 31, 2025:

	As of March 31, 2025
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,247,854	60.4%
Consumer	997,180	5.9
Financial	497,605	2.9
Information Technology	—	—
Real Estate	5,235,521	30.8
Total	$16,978,160	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2024:

	As of December 31, 2024
	Investments at Fair Value	Percentage of Fair Value

Business Services	$9,985,925	74.2%
Consumer	508,774	3.8
Financial	442,864	3.3
Information Technology	—	—
Real Estate	2,515,998	18.7
Total	$13,453,561	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of March 31, 2025 may differ materially from values that would have been used had a readily available market for those investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of March 31, 2025, according to the fair value hierarchy:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$6,232,660	$6,232,660
Commercial Business Loans	—	—	10,247,854	10,247,854
Common Stock	497,646	—	—	497,646
Other Equity	—	—	—	—
Total	$497,646	$—	$16,480,514	$16,978,160

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2024, according to the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$13,006,231	$13,006,231
Common Stock	447,330	—	—	447,330
Other Equity	—	—	—	—
Total	$447,330	$—	$13,006,231	$13,453,561

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	ST Non-banking Loans	Commercial Business Loans	Common Stock	Other Equity

Balance as of January 1, 2025	$13,006,231	$—	$—	$—
Net change in unrealized appreciation	224,183	—	—	—
Purchases and other adjustments to cost	3,250,100	—	—	—
Transfers between investment classifications	(10,247,854)	10,247,854	—	—
Balance as of March 31, 2025	$6,232,660	$10,247,854	$—	$—

The net change in unrealized appreciation for the three months ended March 31, 2025 attributable to Level 3 portfolio investments still held as of March 31, 2025 was $224,183.

The following table lists our Level 3 investments held as of March 31, 2025 and the unobservable inputs used to determine their valuation:

Security Type	3/31/25 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$6,232,660	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Commercial Business Loan	10,247,854	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	20%
Other Equity	—	last secured funding known by company
	$16,480,514

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the period ended December 31, 2024:

	For the year ended December 31, 2024
	ST Non-banking Loans	Preferred Stock	Common Stock	Other Equity

Balance as of January 1, 2024	$16,961,766	$265,000	$—	$10,000
Net change in unrealized depreciation	401,966	785,000	(150,000)	(10,000)
Purchases and other adjustments to cost	4,623,437	—	—	—
Sales and redemptions	(8,720,000)	—	—	—
Realized gain (loss)	(100,000)	(900,000)	—	—
Conversion from preferred to common stock	—	(150,000)	150,000	—
Transfers between level 3 and level 1	(160,938)	—	—	—
Balance as of December 31, 2024	$13,006,231	$—	$—	$—

The net change in unrealized depreciation for the year ended December 31, 2024 attributable to Level 3 portfolio investments still held as of December 31, 2024 was $83,496.

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

As of March 31, 2025 and December 31, 2024, we have a deferred tax asset of $732,000 and $770,000, respectively. As of March 31, 2025, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, capital loss carryforwards, and depreciable assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

As of March 31, 2025 and December 31, 2024 we had accrued taxes of $218,200 and $147,200, respectively. We recorded an increase of income taxes of $109,000 (28 percent effective tax rate) and $166,000 (26 percent effective tax rate) during the three months ended March 2025 and March 2024, respectively.  The deferred tax rate changed from 26.52% as of December 31, 2024 to 28.35% as of March 31, 2025 due to changes in state apportionment.

NOTE 7 – LINE OF CREDIT

We had a Loan and Security Agreement (the “Loan Agreement”) with a third party and director (collectively, the Lenders). Under the Loan Agreement, the Lenders made available to us a $5 million revolving line of credit for us to use in the ordinary course of our short-term specialty finance business, of which our director was required to fund one half of the amount. Amounts drawn under the Loan Agreement accrued interest at the per annum rate of 8%, through January 3, 2027, subject to early termination provisions at the Lender’s right at any time after January 3, 2023. Our obligations under the Loan Agreement were secured by a grant of a collateral security interest in substantially all of our assets.

In January 2024, we terminated the Loan Agreement. Any applicable fees related to early termination of the Agreement were waived.

NOTE 8 – STOCK-BASED COMPENSATION

Our 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of March 31, 2025, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the three months ended March 31, 2025:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of period	670,000	$2.11

Options exercisable at March 31, 2025:	670,000	$2.11

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	7.67	$2.11	$—	670,000	$2.11	$—

The Company recognized stock-based compensation expense for stock options of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 9 – SHAREHOLDERS’ EQUITY

At March 31, 2025, we had 6,062,773 shares of common stock issued and outstanding.

During the first quarter we repurchased 322,482 shares of common stock.

In connection with the 2022 public offering, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 75,000 common shares at $5.00 per share. This warrant is exercisable after 180 days, and expires on August 8, 2027. This warrant is equity-classified and the fair value was $201,173 on the offering date.

NOTE 10 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. Diluted net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of dilutive common shares outstanding during the period calculated using the Treasury Stock method. The Treasury Stock method assumes that the proceeds received upon exercise of stock options are used to repurchase stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share is set forth below:

	For the Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$451,746	$451,746	$382,103	$382,103
Denominator: Weighted-average number of common shares outstanding	6,320,533	6,371,849	6,385,255	6,501,823
Basic and diluted net gain (loss) per common share	$0.07	$0.07	$0.06	$0.06

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2025 through 2021:

	Three Months Ended March 31,
	2025	2024	2023	2022	2021
Per Share Data (1)
Net asset value at beginning of period	$3.09	2.91	2.89	2.79	2.43
Net investment income (loss)	0.06	0.07	(0.17)	0.09	0.00
Net realized and unrealized gains (losses)	0.03	0.01	0.01	0.02	0.50
(Provision for) benefit from income taxes	(0.02)	(0.02)	0.04	(0.02)	(0.14)
Issuance of stock options	0.00	0.00	0.24	0.00	0.00
Repurchase of common stock	0.10	0.00	0.00	0.00	0.00
Other changes in equity	(0.03)	0.00	0.00	0.00	0.00
Net asset value at end of period	$3.23	2.97	3.01	2.88	2.79

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.80	2.68	3.19	4.19	2.81
Shares outstanding at end of period	6,062,773	6,385,255	6,185,255	4,795,739	4,794,184
Average weighted shares outstanding for the period - basic	6,320,533	6,385,255	6,185,255	4,795,739	4,793,739
Average weighted shares outstanding for the period - diluted	6,371,849	6,501,823	6,185,255	4,795,739	4,793,739
Net assets at end of period	$19,579,299	19,757,989	18,613,725	13,826,160	13,391,679
Average net assets (2)	$19,668,643	18,781,314	18,242,642	13,620,104	12,516,283
Total investment return	2.27%	2.06%	(4.15)%	3.23%	14.81%
Portfolio turnover rate (3)	0.37%	0.39%	21.63%	8.46%	40.24%
Ratio of operating expenses to average net assets (3)	(7.60)%	(7.57)%	(35.82)%	(15.28)%	(16.20)%
Ratio of net investment income (loss) to average net assets (3)	8.47%	10.58%	(20.92)%	14.24%	0.42%
Ratio of realized gains (losses) to average net assets (3)	0.00%	0.53%	(12.68)%	4.20%	133.32%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.  In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

PORTFOLIO AND INVESTMENT ACTIVITY

During the three months ended March 31, 2025, we made $3,366,196 of investment purchases and had $4,099 of redemptions and repayments, resulting in net investments at amortized cost of $17,079,421 as of March 31, 2025.

During the three months ended March 31, 2024, we made $73,438 of investment purchases and had $308,797 of redemptions and repayments, resulting in net investments at amortized cost of $18,366,616 as of March 31, 2024.

Our portfolio composition by major class, based on fair value at March 31, 2025, was as follows:

	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$6,232,660	36.7%
Commercial Business Loans	10,247,854	60.4
Common Stock	497,646	2.9
Other Equity	—	—
Total	$16,978,160	100.0%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Investment Income:	$778,027	$832,667
Operating Expenses:	(379,783)	(361,087)
Net Investment Gain	$398,244	$471,580

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

For the three months ended March 31, 2025 and 2024, our total investment income was $778,027 and $832,667, respectively. Our loan portfolio generates interest income, with an average rate on the loans of 20.25%.

Professional Fees

For the three months ended March 31, 2025 and 2024, we had $142,656 and $138,371 of professional fees expense, respectively.

Payroll and Directors Fees

For the three months ended March 31, 2025 and 2024, we had $163,269 and $151,066 of payroll expense, respectively. In addition, director fees were $30,000 and $30,000 for the three months ended March 31, 2025 and 2024, respectively.

Interest Expense

For the three months ended March 31, 2025 and 2024, we had $0 and $320 of interest expense, respectively. The decrease is due to the termination of the line of credit agreement in January 2024.

Net Realized Gain (Loss) from Investments

For the three months ended March 31, 2025, we had $4,099 of proceeds from sale of investments, resulting in $236 of realized gains. For the three months ended March 31, 2024, we had $308,797 of proceeds from sale of investments, resulting in $24,495 of realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2025, our investments included $162,266 of unrealized appreciation. For the three months ended March 31, 2024, our investments included $51,751 of unrealized appreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2025, we recorded a net increase in net assets from operations of $451,746. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2025, our per-share net increase in net assets from operations was $0.07. For the three months ended March 31, 2024, we recorded a net increase in net assets from operations of $382,103. Based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2024, our per-share net increase in net assets from operations was $0.06.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the three months ended March 31, 2025, net cash used in operating activities was $3,646,585. Cash flows used in operating activities for the three months ended March 31, 2025 were primarily related to purchasing of investments totaling $3,366,196. For the three months ended March 31, 2024, net cash provided in operating activities was $128,701. Cash flows provided in operating activities for the three months ended March 31, 2024 were primarily related to redemptions and repayments of investments totaling $308,797. Cash flows used in our financing activities during the current period were due to the repurchase and retirement of 322,482 of our common shares for $630,436.

FINANCIAL CONDITION

As of March 31, 2025, we had cash of $1,749,089, a decrease of $4,277,021 from December 31, 2024. The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities. Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

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

In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. Our most critical accounting policies relate to the valuation of our portfolio investments, and revenue recognition. For more information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2025, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

The foregoing list is not exhaustive.  For a more complete summary of the risks and uncertainties facing our company and its business and relating to our forward-looking statements, please refer to our Annual Report on Form 10-K filed on April 17, 2023 (related to our year ended December 31, 2024) and in particular the section thereof entitled “Risk Factors.” Because of the significant uncertainties inherent in forward-looking statements pertaining to our company, the inclusion of those statements should not be regarded as a representation or warranty by us or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this report relate only to events as of the date on which the statements are made, and are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

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

As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2024, our Board of Directors authorized the repurchase of up to $2 million of our outstanding common stock from time to time in open market purchases and private transactions, ending on December 31, 2025.  Repurchases under this repurchase authorization are subject to the discretion of the senior management team and market conditions, and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.

Our common stock repurchase activity for the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Program
January 2025	—	$—	—	$
February 2025	—	$—	—	$
March 2025	322,482	$1.95	322,482	$1,369,564

ITEM 5. OTHER ITEMS

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1

Amendment No. 4 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 7, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 7, 2025)

10.2

Amendment No. 5 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 22, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 3, 2025)

10.3

Amended and Restated Subordination and Intercreditor Agreement with Orion Pip, LLC, dated January 24, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 3, 2025)

10..4		Security Agreement with Mustang Funding, LLC, dated January 24, 2025 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 3, 2025)
10.5

Executive Employment Agreement with Douglas M. Polinsky, dated effective January 1, 2025 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 3, 2025)

10.6

Executive Employment Agreement with Joseph A. Geraci II, dated effective January 1, 2025 (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 3, 2025)

31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: May 12, 2025	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: May 12, 2025	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

