Form 10-Q
period 2025-06-30
Mill City Ventures III, Ltd
filed 2025-08-14
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 14, 2025, Mill City Ventures III, Ltd. had 82,110,648 shares of common stock, and no other classes of capital stock, outstanding.

MILL CITY VENTURES III, LTD.

Index to Form 10-Q

for the Quarter Ended June 30, 2025

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILL CITY VENTURES III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investments, at fair value (cost: $17,641,707 and $13,717,089, respectively)	$17,854,961	$13,453,561
Cash and cash equivalents	1,497,009	6,026,110
Prepaid expenses	34,598	31,848
Interest and dividend receivables	419,857	191,917
Deferred taxes	641,000	770,000
Total Assets	$20,447,425	$20,473,436

LIABILITIES
Accounts payable	$37,680	$41,105
Accrued payroll liabilities	8,911	527,142
Accrued income tax	144,500	147,200
Total Liabilities	191,091	715,447
Commitments and Contingencies
SHAREHOLDERS EQUITY (NET ASSETS)
Common stock, par value $0.001 per share (111,111,111 authorized;	6,063	6,385
6,062,773 and 6,385,255 issued and outstanding, respectively)
Additional paid-in capital	14,843,007	15,473,121
Additional paid-in capital - stock options	1,460,209	1,460,209
Accumulated deficit	(1,159,665)	(1,159,665)
Accumulated undistributed investment gain (loss)	499,406	(152,389)
Accumulated undistributed net realized gains on investment transactions	4,394,060	4,393,855
Net unrealized appreciation (depreciation) in value of investments	213,254	(263,527)
Total Shareholders' Equity (Net Assets)	20,256,334	19,757,989
Total Liabilities and Shareholders' Equity	$20,447,425	$20,473,436
Net Asset Value Per Common Share	$3.34	$3.09

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income
Interest income	$948,034	$888,629	$1,726,061	$1,721,296
Total Investment Income	948,034	888,629	1,726,061	1,721,296
Operating Expenses
Professional fees	98,764	174,098	241,420	312,469
Payroll	160,230	145,859	323,499	296,925
Insurance	482	24,602	24,253	51,492
Occupancy	16,663	9,545	33,224	20,222
Director's fees	30,000	30,000	60,000	60,000
Interest expense	—	—	—	320
Other general and administrative	10,044	13,955	13,570	17,718
Total Operating Expenses	316,183	398,059	695,966	759,146
Net Investment Gain	$631,851	$490,570	1,030,095	962,150
Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	(31)	346,745	205	371,240
Net change in unrealized appreciation (depreciation) on investments	314,515	(289,641)	476,781	(237,890)
Net Realized and Unrealized Gain on Investments	314,484	57,104	476,986	133,350
Net Increase in Net Assets Resulting from Operations Before Taxes	$946,335	$547,674	$1,507,081	$1,095,500

Provision for Income Taxes	269,300	134,738	378,300	300,461
Net Increase in Net Assets Resulting from Operations	$677,035	$412,936	$1,128,781	$795,039

Net Increase in Net Assets Resulting from Operations per share:
Basic	$0.11	$0.06	$0.18	$0.12
Diluted	$0.11	$0.06	$0.18	$0.12

Weighted-average number of common shares outstanding - basic	6,062,773	6,385,255	6,190,941	6,385,255
Weighted-average number of common shares outstanding - diluted	6,062,773	6,501,823	6,190,941	6,501,823

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain	Accumulated Undistributed Net Realized Gain (Loss) on Investments Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of March 31, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$136,855	$4,394,091	$(101,261)	$19,579,299
Undistributed net investment gain		—	—	—	362,551	—	—	362,551
Undistributed net realized loss on investment transactions		—	—	—	—	(31)	—	(31)
Appreciation in value of investments		—	—	—	—	—	314,515	314,515
Balance as of June 30, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$499,406	$4,394,060	$213,254	$20,256,334

Three Months Ended June 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in Value of Investments	Total Shareholders' Equity
Balance as of March 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(746,326)	$5,179,695	$(1,241,053)	$18,972,366
Undistributed net investment gain		—	—	—	355,832	—	—	355,832
Undistributed net realized gain on investment transactions		—	—	—	—	346,745	—	346,745
Depreciation in value of investments		—	—	—	—	—	(289,641)	(289,641)
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302

Six Months Ended June 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989
Repurchase of common shares	(322,482)	(322)	(630,114)	—	—	—	—	(630,436)
Undistributed net investment gain		—	—	—	651,795	—	—	651,795
Undistributed net realized gain on investment transactions		—	—	—	—	205	—	205
Appreciation in value of investments		—	—	—	—	—	476,781	476,781
Balance as of June 30, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$499,406	$4,394,060	$213,254	$20,256,334

Six Months Ended June 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Depreciation in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net investment gain		—	—	—	661,689	—	—	661,689
Undistributed net realized gain on investment transactions		—	—	—	—	371,240	—	371,240
Depreciation in value of investments		—	—	—	—	—	(237,890)	(237,890)
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,128,781	$795,039
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) in operating activities:
Net change in unrealized appreciation (depreciation) on investments	(476,781)	237,890
Net realized gain on investments	(205)	(371,240)
Purchases of investments	(4,428,530)	(973,438)
Proceeds from sales of investments	504,116	5,461,479
Deferred income taxes	129,000	(15,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,750)	70,822
Interest and dividends receivable	(227,940)	86,621
Accounts payable and other liabilities	(524,356)	(243,586)
Net cash provided by (used in) operating activities	(3,898,665)	5,048,587
Cash flows from financing activities:
Payments for repurchase of common stock	(630,436)	—
Net cash used by financing activities	(630,436)	—
Net increase (decrease) in cash	(4,529,101)	5,048,587
Cash, beginning of period	6,026,110	376,024
Cash, end of period	$1,497,009	$5,424,611

See accompanying Notes to Financial Statements

MILL CITY VENTURES III, LTD.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)

JUNE 30, 2025

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Consumer - 18% secured loans	$500,000	$500,000	2.47%
Consumer - 24% secured loans	900,100	900,515	4.45%
Real Estate - 15% secured loans
Alatus Development Corp	2,500,000	2,538,018	12.53%
Real Estate - 24% secured loans
Coventry Holdings LLC	2,750,000	2,746,762	13.56%
Total Short-Term Non-Banking Loans	6,650,100	6,685,295	33.01%

Commercial Business Loans
Business Services - 20% secured loans
Mustang Funding, LLC	$10,000,000	$10,314,787	50.92%

Common Stock
Financial	817,702	841,144	4.15%
Information Technology	150,000	-	0.00%
Technology	13,905	13,735	0.07%
Total Common Stock	981,607	854,879	4.22%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$17,641,707	$17,854,961	88.15%

Total Cash and cash equivalents	1,497,009	1,497,009	7.39%

Total Investments and Cash	$19,138,716	$19,351,970	95.54%

MILL CITY VENTURES III, LTD.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2024

Investment / Industry	Cost	Fair Value	Percentage of Net Assets

Short-Term Non-banking Loans
Business Services - 15% secured loans
Mustang Litigation Funding	$10,000,000	$9,985,925	50.54%
Consumer - 18% secured loans	500,000	504,308	2.55%
Real Estate - 15% secured loans
Alatus Development Corp	2,000,000	2,016,636	10.21%
Real Estate - 24% secured loans
Coventry Holdings LLC	500,000	499,362	2.53%
Total Short-Term Non-Banking Loans	13,000,000	13,006,231	65.83%

Common Stock
Consumer	3,911	4,466	0.02%
Financial	553,178	442,864	2.24%
Information Technology	150,000	-	0.00%
Total Common Stock	707,089	447,330	2.26%

Other Equity
Financial	10,000	-	0.00%

Total Investments	$13,717,089	$13,453,561	68.09%

Total Cash and cash equivalents	6,026,110	6,026,110	30.50%

Total Investments and Cash	$19,743,199	$19,479,671	98.59%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 1 – ORGANIZATION

In this report, we generally refer to Mill City Ventures III, Ltd. in the first person “we.” On occasion, we refer to our company in the third person as “Mill City Ventures” or the “Company.”  We follow accounting and reporting guidance in Accounting Standards (“ASC”) Topic 946 “Financial Services – Investment Companies”.

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

June 30, 2025

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2021 through 2024, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2025.

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 3 – INVESTMENTS

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of June 30, 2025 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of June 30, 2025
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$6,650,100	37.7%	$6,685,295	37.4%
Commercial Business Loans	10,000,000	56.7	10,314,787	57.8
Common Stock	981,607	5.5	854,879	4.8
Other Equity	10,000	0.1	—	—
Total	$17,641,707	100.0%	$17,854,961	100.0%

The following table shows the composition of our investment portfolio by major class, at amortized cost and fair value, as of December 31, 2024 (together with the corresponding percentage of the fair value of our total portfolio of investments):

	As of December 31, 2024
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$13,000,000	94.8%	$13,006,231	96.7%
Common Stock	707,089	5.1	447,330	3.3
Other Equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of June 30, 2025:

	As of June 30, 2025
	Investments at Fair Value	Percentage of Fair Value

Business Services	$10,314,787	57.8%
Consumer	1,400,515	7.8
Financial	841,144	4.7
Information Technology	—	—
Real Estate	5,284,780	29.6
Technology	13,735	0.1
Total	$17,854,961	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2024:

	As of December 31, 2024
	Investments at Fair Value	Percentage of Fair Value

Business Services	$9,985,925	74.2%
Consumer	508,774	3.8
Financial	442,864	3.3
Information Technology	—	—
Real Estate	2,515,998	18.7
Total	$13,453,561	100.0%

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Level 3 valuation information:  Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our investment portfolio as of June 30, 2025 may differ materially from values that would have been used had a readily available market for those investments existed.

The following table presents the fair value measurements of our portfolio investments by major class, as of June 30, 2025, according to the fair value hierarchy:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$6,685,295	$6,685,295
Commercial Business Loans	—	—	10,314,787	10,314,787
Common Stock	854,879	—	—	854,879
Other Equity	—	—	—	—
Total	$854,879	$—	$17,000,082	$17,854,961

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2024, according to the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Short-term Non-banking Loans	$—	$—	$13,006,231	$13,006,231
Common Stock	447,330	—	—	447,330
Other Equity	—	—	—	—
Total	$447,330	$—	$13,006,231	$13,453,561

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the six months ended June 30, 2025:

	For the six months ended June 30, 2025
	ST Non-banking Loans	Commercial Business Loans	Common Stock	Other Equity

Balance as of January 1, 2025	$13,006,231	$—	$—	$—
Net change in unrealized appreciation	343,751	—	—	—
Purchases and other adjustments to cost	4,150,100	—	—	—
Sales and redemptions	(500,000)	—	—
Transfers between investment classifications	(10,314,787)	10,314,787	—	—
Balance as of June 30, 2025	$6,685,295	$10,314,787	$—	$—

The net change in unrealized appreciation for the six months ended June 30, 2025 attributable to Level 3 portfolio investments still held as of June 30, 2025 was $343,751.

The following table lists our Level 3 investments held as of June 30, 2025 and the unobservable inputs used to determine their valuation:

Security Type	6/30/25 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$6,685,295	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Commercial Business Loan	10,314,787	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	20%
Other Equity	—	last secured funding known by company
	$17,000,082

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

As of June 30, 2025 and December 31, 2024, we have a deferred tax asset of $641,000 and $770,000, respectively. As of June 30, 2025, our net deferred tax asset consists of foreign tax credit carryforwards, unrealized investment gain/loss, non-qualified stock option expenses, capital loss carryforwards, and depreciable assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of June 30, 2025 and December 31, 2024 we had accrued taxes of $144,500 and $147,200, respectively. We recorded an increase of income taxes of $191,500 (28 percent effective tax rate) and $133,300 (26 percent effective tax rate) during the six months ended June 30 2025 and June 30 2024, respectively.  The deferred tax rate changed from 26.52% as of December 31, 2024 to 28.25% as of June 30, 2025 due to changes in state apportionment.

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

NOTE 8 – STOCK-BASED COMPENSATION

Our 2022 Stock Incentive Plan (the “Plan”) authorized the issuance of incentives relating to 900,000 shares of common stock. As of June 30, 2025, incentives relating to the issuance of 870,000 shares have been issued under the Plan, leaving 30,000 shares available for issuance. The Plan was amended by the Board of Directors on August 14, 2023, and a registration statement on Form S-8 respecting the Plan was filed with the SEC on August 23, 2023.

The following table summarizes the activity for all stock options outstanding for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of period	670,000	$2.11

Options exercisable at June 30, 2025:	670,000	$2.11

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
670,000	7.42	$2.11	$—	670,000	$2.11	$—

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

The Company recognized stock-based compensation expense for stock options of $0 and $0 for the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

At June 30, 2025, we had 6,062,773 shares of common stock issued and outstanding.

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

NOTE 10 – PER-SHARE INFORMATION

Basic net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of common shares outstanding during the period. Diluted net gain per common share is computed by dividing net increase in net assets resulting from operations by the weighted-average number of dilutive common shares outstanding during the period calculated using the Treasury Stock method. The Treasury Stock method assumes that the proceeds received upon exercise of stock options are used to repurchase stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the three and six month periods ended June 30, 2025, 670,000 stock options were excluded from the diluted net gain per common share calculation because their effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain per common share is set forth below:

	For the Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator: Net increase in net assets resulting from operations	$677,035	$677,035	$412,936	$412,936
Denominator: Weighted-average number of common shares outstanding	6,062,773	6,062,773	6,385,255	6,501,823
Basic and diluted net gain (loss) per common share	$0.11	$0.11	$0.06	$0.06

	For the Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator: Net increase (decrease) in net assets resulting from operations	$1,128,781	$1,128,781	$795,039	$795,039
Denominator: Weighted-average number of common shares outstanding	6,190,941	6,190,941	6,385,255	6,501,823
Basic and diluted net gain (loss) per common share	$0.18	$0.18	$0.12	$0.12

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 11 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2025 through 2021:

	Six Months Ended June 30,
	2025	2024	2023	2022	2021
Per Share Data (1)
Net asset value at beginning of period	$3.09	2.91	2.89	1.24	1.08
Net investment income (loss)	0.17	0.15	(0.11)	0.11	0.04
Net realized and unrealized gains (losses)	0.08	0.02	0.01	0.01	0.28
(Provision for) benefit from income taxes	(0.06)	(0.04)	(0.01)	(0.04)	(0.09)
Issuance of stock options	0.00	0.00	0.24	0.01	0.00
Repurchase of common stock	0.10	0.00	0.00	0.00	0.00
Other changes in equity	(0.04)	0.00	0.00	0.00	0.00
Net asset value at end of period	$3.34	3.04	3.02	1.33	1.31

Ratio / Supplemental Data
Per share market value of investments at end of period	$2.95	2.02	2.67	1.41	1.22
Shares outstanding at end of period	6,062,773	6,385,255	6,185,255	4,824,628	4,795,739
Average weighted shares outstanding for the period - basic	6,190,941	6,385,255	6,185,255	4,808,508	4,794,744
Average weighted shares outstanding for the period - diluted	6,190,941	6,385,255	6,185,255	4,808,508	4,794,744
Net assets at end of period	$20,256,334	19,385,302	—	14,426,607	14,188,588
Average net assets (2)	$19,864,540	18,982,643	18,389,910	13,888,938	13,073,718
Total investment return	6.15%	4.47%	(3.81)%	6.45%	21.30%
Portfolio turnover rate (3)	2.54%	5.13%	48.40%	65.55%	75.65%
Ratio of operating expenses to average net assets (3)	(6.94)%	(7.90)%	(25.16)%	(14.63)%	(11.72)%
Ratio of net investment income (loss) to average net assets (3)	10.73%	10.46%	(7.43)%	18.01%	6.88%
Ratio of realized gains (losses) to average net assets (3)	0.00%	3.98%	(6.03)%	1.94%	61.92%

(1)	Per-share data was derived using the ending number of shares outstanding for the period.
(2)	Based on the monthly average of net assets as of the beginning and end of each period presented.
(3)	Ratios are annualized.

NOTE 12 – SUBSEQUENT EVENTS

Private Placement and SUI Strategy

Securities Purchase Agreements and SUI Strategy

On July 31, 2025, we completed a private placement of 75,881,625 shares of our common stock at an offering price of $5.42 per share, and pre-funded warrants to purchase up to 7,144,205 shares of our common stock at an offering price of $5.4199 per share, exercisable at a per-share price of $0.0001.  We consummated the offer and sale of our securities pursuant to securities purchase agreements that we entered into with the investors on July 27, 2025.

The securities offered and sold in the private placement, including the shares of common stock, the pre-funded warrants, the Placement Agent Warrants, Lead Investor Warrants, Foundation Investor Warrants, Management Warrants, and the Advisor Warrants (all as such warrants are defined in the disclosure below), and all of the shares of common stock issuable upon the exercise of all such warrants, were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws.  The offer and sale of all of the above-described securities were not registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Simultaneously with the closing of the private placement, we adopted a new treasury policy and strategy under which the principal holding in our treasury reserve on the balance sheet will be allocated to the native cryptocurrency of the Sui blockchain commonly referred to as “SUI.” The Sui Foundation is an independent organization dedicated to the advancement and adoption of the Sui network. The Board of Directors approved our treasury policy on July 27, 2025, authorizing the long-term accumulation of SUI. We believe our position as a public company with an official Sui Foundation relationship provides us institutional-grade exposure to the SUI blockchain, and that Sui is well positioned for large-scale adoption with the speed and efficiency institutions require for crypto at scale, plus the technical architecture capable of supporting AI workloads while maintaining security and decentralization. Our approach involves acquiring SUI directly—both through market purchases and direct purchases from the Sui Foundation. This treasury initiative seeks to enhance our capital allocation strategy and does not affect our core commercial short-term non-bank lending and specialty finance business, which remains fully operational and a central part of our business.

Warrants

At the closing of the private placement, we issued five-year warrants to purchase our common stock as follows:

(i)

warrants (the “Lead Investor Warrants”) to Karatage Opportunities (“Karatage”), to purchase 3,113,469 shares of common stock at various exercise prices as follows: (i) 1,245,387 common shares at an exercise price of $5.42 per share; (ii) 1,245,387 common shares at an exercise price of $5.962 per share; (iii) 415,129 common shares at an exercise price of $6.504 per share; and (iv) 207,565 common shares at an exercise price of $7.046 per share;

(ii)

warrants (the “Foundation Investor Warrants”) to the Sui Foundation (the “Foundation Investor”), to purchase 3,113,469 shares of common stock at various exercise prices as follows: (i) 1,245,387 common shares at an exercise price of $5.42 per share; (ii) 1,245,387 common shares at an exercise price of $5.962 per share; (iii) 415,129 common shares at an exercise price of $6.504 per share; and (iv) 207,565 common shares at an exercise price of $7.046 per share;

(iii)

warrants (the “Management Warrants”) to certain members of the management of the Company to purchase 1,245,388 shares of common stock at various exercise prices as follows: (i) 622,694 common shares at an exercise price of $5.42 per share; (ii) 415,130 common shares at an exercise price of $6.504 per share; and (iii) 207,564 common shares at an exercise price of $7.046 per share; and

(iv)	warrants (the “Advisor Warrants”) to certain advisors of the Company to purchase 207,565 shares of common stock at an exercise price of $5.962 per share.

All of the above-described warrants, other than the Advisor Warrants, will vest over a 24-month period starting six months from the Issue Date (as defined therein) in four equal installments (being 25% every six months), and in the case of the Management Warrants, subject to the relevant holder still being employed by the Company at each respective vesting date.  In the event that a member of the management team is terminated by the Company other than for cause or resigns for good reason (as defined in the individual’s employment agreement), the vesting of all of such individual’s Management Warrants will immediately accelerate and be fully vested as of the date of such termination. The Advisor Warrants are fully exercisable beginning as of January 31, 2026.

Placement Agency Agreement

On July 27, 2025, and in connection with the private placement, we entered into a Placement Agency Agreement with A.G.P., pursuant to which A.G.P. agreed to serve as our exclusive placement agent in connection with the private placement. Under the terms of the Placement Agency Agreement, we paid A.G.P. a cash fee of $18,000,000. We also issued to A.G.P. warrants (the “Placement Agent Warrants”) to purchase up to 3,113,469 shares of our common stock (equal to 3.75% of the securities sold in the private placement). The Placement Agent Warrants will become exercisable six months following the issuance date and will be exercisable for a period of five years following the issuance date, at an exercise price of $5.962 per share. In addition, we agreed to reimburse A.G.P. for accountable expenses in an amount of $200,000 for its legal fees in connection with the private placement, as well as non-accountable expenses incurred by A.G.P. for up to $25,000 in connection with the private placement.

Registration Rights Agreement

On July 27, 2025, and in connection with the private placement, we entered into a Registration Rights Agreement with the investors and A.G.P. pursuant to which we agreed to file a registration statement, within 10 days of the closing (i.e., on or before August 10, 2025), providing for the resale by the investors of the common shares and shares of common stock issuable upon exercise of the pre-funded warrants, and the shares of common stock issuable upon exercise of the Lead Investor Warrant, Foundation Investor Warrant, Management Warrants and the Placement Agent Warrants, and to have such registration statement declared effective within 30 days of its filing date (or 60 days, if the SEC conducts a full review), and to maintain the effectiveness of such registration statement until all securities registered pursuant thereto (i) shall have been sold, either thereunder or pursuant to Rule 144, or (ii) starting from the third anniversary of the Registration Rights Agreement, may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act, and without the requirement for our Company to be in compliance with the current public information requirement Rule 144.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Strategic Advisor Agreement

On July 27, 2025, we entered into a Strategic Advisor Agreement (the “Strategic Advisor Agreement”) with Karatage to expand and diversify our business operations through the integration of cryptocurrency and digital asset strategies in both our product offerings and as part of our treasury management strategy. Pursuant to the Strategic Advisor Agreement, Karatage will provide us with technical advisory services regarding the digital asset ecosystem, including SUI and related technologies, developments in the digital asset and crypto gaming industries, the selection of third-party vendors with respect to asset management and related digital asset services, and other strategic advice regarding our digital assets treasury operations.

We will pay Karatage a tiered asset-based fee ranging from 0.0% to 0.80% per annum of the assets managed by the Company or an asset manager engaged by the Company, excluding the assets of the Company’s short-term lending business.

The Strategic Advisor Agreement will, unless earlier terminated in accordance with its terms, continue in effect for a period of ten years beginning on July 27, 2025, after which time the Strategic Advisor Agreement will automatically renew for a successive period of five years each, subject to the mutual agreement between the parties.  Either the Company or Karatage may terminate the Strategic Advisor Agreement for cause immediately upon written notice if the other party: (i) materially breaches the Strategic Advisor Agreement; and (ii) fails to cure such breach within 30 days after receiving written notice of the breach. If the Strategic Advisor Agreement is terminated by the Company for cause or by Karatage other than for cause, Karatage will cease providing such technical advisory services and the Company will pay Karatage any fees due and payable under the Strategic Advisor Agreement up to the date of termination, provided that if the Strategic Advisor Agreement is terminated by the Company for any other reason or by the Advisor for cause, Karatage will cease providing such technical advisory services and the Company will pay Karatage any fees that would be due and payable under the Strategic Advisor Agreement for the remainder of the term of the agreement, as if the Strategic Advisor Agreement had not been terminated.

Asset Management Agreement

On July 27, 2025, we entered into an Asset Management Agreement (the “Asset Management Agreement”) with Galaxy Digital Capital Management LP (the “Asset Manager”). The Asset Manager will provide discretionary investment management services with respect to, among other assets (including without limitation certain subsequently raised funds), our proceeds from the private placement (the “Account Assets”), and will have exclusive right to manage the first $750 million of our digital assets or cryptocurrencies and at least 50% of our digital assets or cryptocurrencies in excess of $750 million in accordance with the terms of the Asset Management Agreement. The Asset Manager will pursue a long-only investment strategy investing primarily in SUI, which strategy may include staking and restaking SUI to improve returns (the “SUI Strategy”). The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers agreed to by us and the Asset Manager.

We will pay the Asset Manager a tiered asset-based fee (the “Asset-based Fee”) ranging from 0.60% to 0.80% per annum of the Account Assets under management, in each case based on the value of Account Assets as of the applicable calculation date, as determined by a third-party administrator in accordance with the Asset Manager’s valuation policy; subject, however, to a minimum Asset-based Fee of $1,000,000 per year.

The Asset Management Agreement will, unless terminated earlier in accordance with its terms, remain in effect for five years, after which time it will automatically renew for one-year terms, subject to mutual agreement between the Company and the Asset Manager. Beginning on the second anniversary of the Asset Management Agreement, such agreement may be terminated by us upon at least 90 days prior written notice to the Asset Manager at the good faith discretion of our Chief Investment Officer (“CIO”) or our Board of Directors if the Asset Manager has underperformed according to such CIO’s internal objective metrics, as agreed with the Asset Manager. Additionally, the Asset Management Agreement may be terminated at any time for cause by us or the Asset Manager upon at least 30 days prior written notice to the other party. Additionally, the Asset Management Agreement may be terminated immediately by us if we determine in good faith after consultation with counsel, reasonably acceptable to the Asset Manager, that the Asset Management Agreement is prohibited or otherwise required to be terminated by applicable law.

Digital Asset Purchase and Sale Agreement

On July 27, 2025, we also entered into a Digital Asset Purchase and Sale Agreement (the “Digital Asset Purchase and Sale Agreement”) with the Foundation Investor, pursuant to which we agreed to purchase and the Foundation Investor agreed to sell and transfer certain SUI tokens as set forth in one or more confirmations.  The USD price per SUI token purchased pursuant to the Digital Asset Purchase and Sale Agreement will be equal to the product of (i) 0.85 multiplied by (ii) the 24-hour time weighted-average price on the closing date (as defined in the securities purchase agreements entered into in the private placement), as reasonably calculated by the Company.  Pursuant to the terms of the Digital Asset Purchase and Sale Agreement, the SUI tokens purchased will be subject to transfer restrictions for a period of two years following purchase.  Notwithstanding the foregoing, the transfer restrictions will not apply to the extent necessary to enable us to comply, or to be in compliance with, the provisions of the U.S. Investment Company Act of 1940, as amended.  The Digital Asset Purchase and Sale Agreement also provides us with certain preemptive rights to purchase additional SUI tokens through July 31, 2027.

MILL CITY VENTURES III, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Executive Employment Agreements

On July 31, 2025, we entered into new executive employments with Douglas M. Polinsky, our Chief Executive Officer, and Joseph A. Geraci II, our Chief Financial Officer.  Each new employment agreement has a three-year term (subject to certain early-termination rights). Each employment agreement provides the executive with a base annual salary of $450,000 and a bonus up to 100% of the base salary, at the discretion of the Compensation Committee of the Board of Directors. Each executive is also entitled to have health insurance provided by the Company and the ability to contribute to its 401(k) plan.

Each employment agreement contains a non-solicitation covenant effective during the term of the agreement and one year thereafter, as well as customary confidentiality covenants relating to the confidentiality of the Company information. In the event that an executive is terminated for cause, as defined in the employment agreements, or in the event that an executive’s services are terminated due to death or disability, the terminated executive will be entitled to receive only his base annual salary through the date of termination. In the event of other non-cause terminations, or in the event the executive resigns for good reason, as defined in the employment agreements, the Company will be obligated to pay the terminated executive’s base annual salary through the remainder of the employment term.

Change in Directors

On July 27, 2025, Mr. Lyle Berman resigned his position as a director on our Board of Directors.  On the same day, the Board approved, subject to the closing of the private placement (which occurred on July 31, 2025), to set the size of the Board of Directors to five members, and appoint Messrs. Marius Barnett and Dana Wagner to serve as directors. Mr. Barnett is expected to serve as Chairman of the Board, and Mr. Wagner is expected to serve as a member of the Audit Committee of the Board. The Board believes that Messrs. Wagner and Barnett are qualified to serve as directors due to their extensive experience with SUI and cryptocurrency technology. Messrs. Wagner and Barnett are also regarded as leaders in financial investments and treasury strategies.

As compensation for his services on the Board, Mr. Wagner will receive an annual director fee of $250,000 to be paid on a quarterly basis. In addition, we agreed to grant to Mr. Wagner five-year warrants (the “Director Warrants”) to purchase 207,565 shares of common stock at various prices per share as follows: (i) 83,026 common shares at an exercise price of $5.42 per share; (ii) 41,513 common shares at an exercise price of $5.962 per share; (iii) 41,513 common shares at an exercise price of $6.504 per share; and (iv) 41,513 common shares at an exercise price of $7.046 per share. The Director Warrants will vest over a period of 24 months starting six months from their issuance date (as defined therein) in four equal instalments (being 25% every six months), subject to Mr. Wagner (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law.

Amended and Restated Bylaws

On July 27, 2025, the Board of Directors amended and restated our Company’s bylaws, effective immediately. The principal changes to the bylaws are to:

•	permit the Board to take action without a meeting by less than unanimous written consent;

•

establish the rights of shareholders to nominate directors for election at shareholder meetings pursuant to a written agreement, approved by the Board, as well as to include supporting materials in the Company’s proxy statement; and

•	provide for the ability of the Board to increase or decrease the size of the Board.

Common Stock Purchase Agreement

On August 1, 2025, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with A.G.P./Alliance Global Partners (the “Investor”), pursuant to which we have the right, but not the obligation, to direct the Investor to purchase the lesser of (i) $500,000,000 or (ii) a number of shares not to exceed 19.99% of our shares of common stock outstanding on August 1, 2025, unless our shareholders shall have approved the issuance of common stock in excess of such percentage, upon satisfaction of certain terms and conditions contained in the Purchase Agreement, including but not limited to an effective resale registration statement filed with the SEC.  In this regard, we also entered into a Registration Rights Agreement with the Investor on August 1, 2025, pursuant to which we agreed to file a resale registration statement registering the resale of shares of common stock that may be purchased by the Investor pursuant to the Purchase Agreement.

Any purchases and sales under the Purchase Agreement will be at a per-share purchase price equal 95% of the volume-weighted average price for the applicable period, as calculated pursuant to the Purchase Agreement.

Any proceeds from sales of common stock under the Purchase Agreement will be used in the manner set forth in the prospectus included in the related registration statement (and any post-effective amendment thereto), and any prospectus supplement thereto, filed pursuant to the registration rights agreement.

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

PORTFOLIO AND INVESTMENT ACTIVITY

During the six months ended June 30, 2025, we made $4,428,530 of investment purchases and had $504,116 of redemptions and repayments, resulting in net investments at amortized cost of $17,641,707 as of June 30, 2025.

During the six months ended June 30, 2024, we made $973,438 of investment purchases and had $5,461,479 of redemptions and repayments, resulting in net investments at amortized cost of $14,460,679 as of June 30, 2024.

Our portfolio composition by major class, based on fair value at June 30, 2025, was as follows:

	Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$6,685,295	37.4%
Commercial Business Loans	10,314,787	57.8
Common Stock	854,879	4.8
Other Equity	—	—
Total	$17,854,961	100.0%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:	$948,034	$888,629	$1,726,061	$1,721,296
Operating Expenses:	(316,183)	(398,059)	(695,966)	(759,146)
Net Investment Gain	$631,851	$490,570	$1,030,095	$962,150

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

For the three and six months ended June 30, 2025, our total investment income was $948,034 and $1,726,061, respectively. For the three and six months ended June 30, 2024 our total investment income was $888,629 and $1,721,296, respectively. Our loan portfolio generates interest income, with an average rate on the loans of 20%.

Professional Fees

For the three and six months ended June 30, 2025, we had $98,764 and $241,420 professional fees expense, respectively. For the three and six months ended June 30, 2024, we had $174,098 and $312,469 professional fees expense, respectively. The decrease is due to the decrease in loan activity during the current year.

Payroll and Directors Fees

For the three and six months ended June 30, 2025, we had $160,230 and $323,499 of payroll expense, respectively, and we had $30,000 and $60,000 of directors fees, respectively. For the three and six months ended June 30, 2024, we had $145,859 and $296,925 of payroll expense, respectively, and we had $30,000 and $60,000 of directors fees, respectively.

Interest Expense

For the three and six months ended June 30, 2025, we had $0 and $0 of interest expense, respectively. For the three and six months ended June 30, 2024, we had $0 and $320 of interest expense, respectively. The decrease is due to the termination of the line of credit agreement in January 2024.

Net Realized Gain (Loss) from Investments

For the three and six months ended June 30, 2025, we had $500,017 and $504,116, respectively, of sales of investments resulting in $31 of realized losses and $205 of realized gains, respectively. For the three and six months ended June 30, 2024, we had $5,152,682 and $5,461,479, respectively, of sales of investments resulting in $346,745 and $371,240 of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2025, our investments had $314,515 and $476,781 of unrealized appreciation, respectively. For the three and six months ended June 30, 2024, our investments had $289,641 and $237,890 of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2025, we recorded a net increase in net assets from operations of $677,035 and $1,128,781, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2025, our per-share net increase in net assets from operations was $0.11 and $0.18, respectively. For the three and six months ended June 30, 2024, we recorded a net increase in net assets from operations of $412,936 and $795,039, respectively. Based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2024, our per-share net increase in net assets from operations was $0.06 and $0.12, respectively.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. For the six months ended June 30, 2025, net cash used in operating activities was $3,898,665. Cash flows used in operating activities for the six months ended June 30, 2025 were primarily related to purchasing of investments totaling $4,428,530. Cash flows used in our financing activities for the six months ended June 30, 2025 were due to the repurchase and retirement of 322,482 of our common shares for $630,436. For the six months ended June 30, 2024, net cash provided in operating activities was $5,048,587. Cash flows provided in operating activities for the six months ended June 30, 2024 were primarily related to the funding of our short-term loans and purchases of investments aggregating $973,438, offset mostly by redemptions and repayments of short-term loans and investments totaling $5,461,479.

FINANCIAL CONDITION

As of June 30, 2025, we had cash of $1,497,009, a decrease of $4,529,101 from December 31, 2024.  The primary use of our existing funds and any funds raised in the future is expected to be for our investments in portfolio companies or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.  Pending investment in portfolio companies, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments.”

Private Placement of Securities and SUI Strategy

On July 31, 2025, we closed on a private placement offer and sale of 75,881,625 shares of our common stock at an offering price of $5.42 per share, and pre-funded warrants to purchase up to 7,144,205 shares of our common stock at an offering price of $5.4199 per share, exercisable at a per-share price of $0.0001.

On July 27, 2025, and in connection with the private placement, we entered into a Placement Agency Agreement with A.G.P., pursuant to which A.G.P. agreed to serve as our exclusive placement agent in connection with the private placement. Pursuant to the Placement Agency Agreement, we paid A.G.P. a cash placement agent fee of $18,000,000.  We also issued to A.G.P. warrants (the “Placement Agent Warrants”) to purchase up to 3,113,469 shares of our common stock (equal to 3.75% of the securities sold in the private placement). The Placement Agent Warrants will become exercisable six months following the issuance date and will be exercisable for a period of five years following the issuance date, at an exercise price of $5.962 per share.  In addition, we agreed to reimburse A.G.P. for accountable expenses in an amount of $200,000 for its legal fees in connection with the private placement, as well as non-accountable expenses incurred by A.G.P. for up to $25,000 in connection with the private placement.

At the closing of the private placement, we also issued five-year warrants to purchase our common stock as follows:

(i)

warrants (the “Lead Investor Warrants”) to Karatage Opportunities (“Karatage”), to purchase 3,113,469 shares of common stock at various exercise prices as follows: (i) 1,245,387 common shares at an exercise price of $5.42 per share; (ii) 1,245,387 common shares at an exercise price of $5.962 per share; (iii) 415,129 common shares at an exercise price of $6.504 per share; and (iv) 207,565 common shares at an exercise price of $7.046 per share;

(ii)

warrants (the “Foundation Investor Warrants”) to the Sui Foundation (the “Foundation Investor”), to purchase 3,113,469 shares of common stock at various exercise prices as follows: (i) 1,245,388 common shares at an exercise price of $5.42 per share; (ii) 1,245,387 common shares at an exercise price of $5.962 per share; (iii) 415,129 common shares at an exercise price of $6.504 per share; and (iv) 207,565 common shares at an exercise price of $7.046 per share;

(iii)

warrants (the “Management Warrants”) to certain members of the management of the Company to purchase 1,245,388 shares of common stock at various exercise prices as follows: (i) 622,694 common shares at an exercise price of $5.42 per share; (ii) 415,130 common shares at an exercise price of $6.504 per share; and (iii) 207,564 common shares at an exercise price of $7.046 per share; and

(iv)	warrants (the “Advisor Warrants”) to certain advisors of the Company to purchase 207,565 shares of common stock at an exercise price of $5.962 per share.

All of the above-described warrants, other than that Advisor Warrants, will vest over a 24-month period starting six months from the issue date (as defined therein) in four equal installments (being 25% every six months), and in the case of the Management Warrants, subject to the relevant holder still being employed by the Company at each respective vesting date.  In the event that a member of the management team is terminated by the Company other than for cause or resigns for good reason (as defined in the individual’s employment agreement), the vesting of all of such individual’s Management Warrants will immediately accelerate and be fully vested as of the date of such termination. The Advisor Warrants are fully exercisable beginning as of January 31, 2026.

On July 27, 2025, and in connection with the private placement, we entered into a Registration Rights Agreement with the investors and A.G.P. pursuant to which we agreed to file a registration statement, within 10 days of the closing (i.e., on or before August 10, 2025), providing for the resale by the investors of the common shares and shares of common stock issuable upon exercise of the pre-funded warrants, and the shares of common stock issuable upon exercise of the Lead Investor Warrant, Foundation Investor Warrant, Management Warrants and the Placement Agent Warrants, and to have such registration statement declared effective within 30 days of its filing date (or 60 days, if the SEC conducts a full review), and to maintain the effectiveness of such registration statement until all securities registered pursuant thereto (i) shall have been sold, either thereunder or pursuant to Rule 144, or (ii) starting from the third anniversary of the registration rights agreement, may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act, and without the requirement for our Company to be in compliance with the current public information requirement Rule 144.

Common Stock Purchase Agreement

On August 1, 2025, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with A.G.P./Alliance Global Partners (the “Investor”), pursuant to which we have the right, but not the obligation, to direct the Investor to purchase the lesser of (i) $500,000,000 or (ii) a number of shares not to exceed 19.99% of our shares of common stock outstanding on August 1, 2025, unless our shareholders shall have approved the issuance of common stock in excess of such percentage, upon satisfaction of certain terms and conditions contained in the Purchase Agreement, including but not limited to an effective resale registration statement filed with the SEC.  In this regard, we also entered into a Registration Rights Agreement with the Investor on August 1, 2025, pursuant to which we agreed to file a resale registration statement registering the resale of shares of common stock that may be purchased by the Investor pursuant to the Purchase Agreement.

Any purchases and sales under the Purchase Agreement will be at a per-share purchase price equal 95% of the volume-weighted average price for the applicable period, as calculated pursuant to the Purchase Agreement.

Any proceeds from sales of common stock under the Purchase Agreement will be used in the manner set forth in the prospectus included in the related registration statement (and any post-effective amendment thereto), and any prospectus supplement thereto, filed pursuant to the registration rights agreement.

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2025, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024. In order to remediate this matter, we have retained the assistance of an accounting firm to assist in the accounting and reporting of transactions as needed, and have implemented other remedial disclosure procedures. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 *	Bylaws (as amended and restated through July 27, 2025)
10.1 *	Executive Employment Agreement with Douglas M. Polinsky, dated July 31, 2025
10.2 *	Executive Employment Agreement with Joseph A. Geraci II, dated July 31, 2025
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL CITY VENTURES III, LTD.

Date: August 14, 2025	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky Chief Executive Officer

Date: August 14, 2025	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II Chief Financial Officer

