Form 10-Q
period 2025-09-30
SUI Group Holdings Ltd.
filed 2025-11-13
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-41472

__________________________

SUI GROUP HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

__________________________

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

__________________________

Mill City Ventures III, LTD

(Former name, former address and former fiscal year, if changed since last report)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SUIG	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 13, 2025, SUI Group Holdings Limited had 83,068,868 shares of common stock, and no other classes of capital stock, outstanding.

SUI GROUP HOLDINGS LIMITED

Index to Form 10-Q

for the Quarter Ended September 30, 2025

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future financial performance of SUI Group Holdings Limited (the “Company,” “SUI Group,” or “we”), and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Some of the forward-looking statements contained in this Report relate to, and are based the Company’s current assumptions regarding, the following:

•	the expected benefits of the Company’s rebranding;

•	the ability of the Company to execute its plans;

•	the Company’s digital asset treasury strategy;

•	the digital assets to be held by us and future performance;

•	the success of the Company’s portfolio investments;

•	the Company’s relationships with third parties;

•	the dependence of the Company’s success on the general economy and its impact on the industries in which the Company operates;

•	the Company’s regulatory structure and tax treatment;

•	the adequacy of the Company’s cash resources and working capital; and

•	the timing of cash flows.

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Applicable risks and uncertainties include, among others, the Company’s ability to achieve profitable operations; fluctuations in the market price of SUI that will impact the Company’s accounting and financial reporting; government regulation of cryptocurrencies; changes in securities laws or regulations; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purpose; expectations with respect to future performance, growth and anticipated acquisitions; potential litigation involving the Company or the validity or enforceability of the intellectual property of the Company; global economic conditions; geopolitical events and regulatory changes; access to additional financing, and the potential lack of such financing; and the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby, as well as other risks and uncertainties discussed under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 9, 2025 (the “Annual Report”), under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333- 289201), filed with the SEC on August 4, 2025, as amended on August 28, 2025 and on September 16, 2025 and our Registration Statement on Form S-1 (File No. 333- 289438), filed with the SEC on August 8, 2025, as amended on August 28, 2025 and on September 5, 2025 and in other filings made by the Company from time to time with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUI GROUP HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$42,700,411	$6,026,110
Portfolio investments, at fair value (cost: $9,960,216 and	10,429,597	13,453,561
$13,717,089, respectively)
Interest and dividend receivable	682,167	191,917
Digital assets receivable, at fair value (cost: $14,984 and $0)	13,855	—
Prepaid expenses	1,853,958	31,848
Deferred taxes	18,692,000	770,000
Total current assets	74,371,988	20,473,436

Digital assets, at fair value (cost: $407,246,089 and $0)	344,507,155	—
Portfolio investments, at fair value (cost: $10,000,000 and $0)	10,268,565	—
Total Assets	$429,147,708	$20,473,436

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	351,601	41,105
Deferred income	11,858,824	—
Accrued payroll liabilities	12,474	527,142
Accrued income tax	945,715	147,200
Total current liabilities	13,168,614	715,447
Long Term Liabilities
Deferred income	10,870,588	—
Total current liabilities	10,870,588	—

Total liabilities	$24,039,202	$715,447

Shareholders' Equity
Common stock, par value $0.001 per share (111,111,111 authorized;	83,069	6,385
83,068,868 and 6,385,255 issued and outstanding, respectively)
Additional paid-in capital	445,345,336	16,933,330
Accumulated deficit	(40,319,899)	(1,159,665)
Accumulated undistributed investment gain (loss)	—	(152,389)
Accumulated undistributed net realized gains on investment transactions	—	4,393,855
Net unrealized depreciation in value of investments	—	(263,527)
Total shareholders' equity	405,108,506	19,757,989
Total liabilities and shareholders' equity	$429,147,708	$20,473,436

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Portfolio investment income	$—	$711,022	$1,726,061	$2,432,318
SUI staking revenue	1,013,945	—	1,013,945	—
Total Revenues	1,013,945	711,022	2,740,006	2,432,318
Operating Expenses
Professional fees	516,645	190,369	758,065	502,838
Stock-based compensation	2,261,737	—	2,261,737	—
Asset and strategic management fees	437,736	—	437,736	—
Compensation expense	337,592	178,072	721,091	534,997
Insurance	303,997	24,694	328,250	76,186
Unrealized loss on digital assets	60,763,592	—	60,763,592	—
Net realized and unrealized gain on portfolio investments	—	(298,108)	(476,986)	(431,458)
Other general and administrative	55,121	26,712	101,915	64,972
Total Operating Expenses	64,676,420	121,739	64,895,400	747,535
Operating Income (Loss)	$(63,662,475)	$589,283	$(62,155,394)	$1,684,783
Other Income
Portfolio investment income	1,621,044	—	1,621,044	—
Net realized and unrealized gain on portfolio investments	524,692	—	524,692	—
Total Other Income	2,145,736	—	2,145,736	—
Income (Loss) Before Taxes	$(61,516,739)	$589,283	$(60,009,658)	$1,684,783

Provision for (Benefit from) Income Taxes	(17,249,785)	125,500	(16,871,485)	425,961
Net Income (Loss)	$(44,266,954)	$463,783	$(43,138,173)	$1,258,822

Earnings per Share
Basic	$(0.72)	$0.07	$(1.75)	$0.20
Diluted	$(0.72)	$0.07	$(1.75)	$0.19

Weighted-average number of common shares outstanding - basic	61,132,687	6,385,255	24,706,108	6,385,255
Weighted-average number of common shares outstanding - diluted	61,132,687	6,501,823	24,706,108	6,501,823

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Portfolio Investment Gain	Accumulated Undistributed Net Realized Gain on Portfolio Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Portfolio Investments	Total Shareholders' Equity
Balance as of June 30, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$499,406	$4,394,060	$213,254	$20,256,334
Cumulative effect of ASC 946 derecognition	—	—	—	5,106,720	(499,406)	(4,394,060)	(213,254)	—
Issuance of shares and warrants in private offering, net of issuance costs of $21,192,358	75,881,625	75,882	428,731,711	—	—	—	—	428,807,593
Exercise of stock options and warrants	1,719,509	1,719	627,036	—	—	—	—	628,755
Stock-based compensation	—	—	2,261,737	—	—	—	—	2,261,737
Repurchase of common shares	(595,039)	(595)	(2,578,364)	—	—	—	—	(2,578,959)
Net loss	—	—	—	(44,266,954)		—	—	(44,266,954)
Balance as of September 30, 2025	83,068,868	$83,069	$445,345,336	$(40,319,899)	$—	$—	$—	$405,108,506

Three Months Ended September 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Portfolio Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Portfolio Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Portfolio Investments	Total Shareholders' Equity
Balance as of June 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(390,494)	$5,526,440	$(1,530,694)	$19,385,302
Exercise of stock options
Undistributed net portfolio investment gain			—	—	165,675	—	—	165,675
Undistributed net realized loss on portfolio investment transactions		—	—	—	—	(232,585)	—	(232,585)
Appreciation in value of portfolio investments		—	—	—	—	—	530,693	530,693
Balance as of September 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(224,819)	$5,293,855	$(1,000,001)	$19,849,085

Nine Months Ended September 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Portfolio Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Portfolio Investments Transactions	Net Unrealized Depreciation in value of Portfolio Investments	Total Shareholders' Equity

Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989
Issuance of shares and warrants in private offering, net of issuance costs of $21,192,358	75,881,625	75,882	428,731,711	—	—	—	—	428,807,593
Exercise of stock options and warrants	1,719,509	1,719	627,036	—	—	—	—	628,755
Stock-based compensation	—	—	2,261,737	—	—	—	—	2,261,737
Repurchase of common shares	(917,521)	(917)	(3,208,478)	—	—	—	—	(3,209,395)
Undistributed net portfolio investment gain	—	—	—	—	651,795	—	—	651,795
Undistributed net realized gain on portfolio investment transactions	—	—	—	—	—	205	—	205
Depreciation in value of portfolio investments		—	—	—	—	—	476,781	476,781
Cumulative effect of ASC 946 derecognition	—	—	—	5,106,720	(499,406)	(4,394,060)	(213,254)	—
Net loss	—	—	—	(44,266,954)	—	—	—	(44,266,954)
Balance as of September 30, 2025	83,068,868	$83,069	$445,345,336	$(40,319,899)	$—	$—	$—	$405,108,506

Nine Months Ended September 30, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net portfolio investment gain		—	—	—	827,364	—	—	827,364
Undistributed net realized gain on portfolio investment transactions		—	—	—	—	138,655	—	138,655
Appreciation in value of portfolio investments		—	—	—	—	—	292,803	292,803
Balance as of September 30, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(224,819)	$5,293,855	$(1,000,001)	$19,849,085

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(43,138,173)	$1,258,822
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Deferred income taxes	(17,922,000)	(22,000)
Unrealized loss on digital assets	60,763,592	—
Net realized and unrealized gain on portfolio investments	(1,001,678)	(431,458)
Staking revenue	(1,013,945)	—
Stock-based compensation	2,261,737	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,822,110)	356,947
Interest and dividend receivable	(490,250)	111,913
Digital assets receivable	(13,855)	—
Accounts payable and other liabilities	(204,172)	(397,541)
Accrued income tax	798,515	310,100
Deferred interest income	—	62,000
Net cash provided (used) in operating activities	(1,782,339)	1,248,783
Cash flows from investing activities:
Purchases of portfolio investments	(8,247,139)	(5,106,503)
Proceeds from sales and repayments of portfolio investments	2,004,216	6,614,573
Purchases of digital assets	(243,986,118)	—
Net cash provided (used) in investing activities	(250,229,041)	1,508,070
Cash flows from financing activities:
Proceeds from common shares and warrants issued in private offering	312,458,679	—
Issuance costs of private offering	(21,192,358)	—
Proceeds from option and warrant exercise	628,755	—
Payments for repurchase of common stock	(3,209,395)	—
Net cash provided in financing activities	288,685,681	—
Net increase in cash	36,674,301	2,756,853
Cash, beginning of period	6,026,110	376,024
Cash, end of period	$42,700,411	$3,132,877

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$320
Non-cash investing and financing activities:
In-kind digital assets contribution for equity and warrants in private offering	$137,541,272	$—
In-kind digital assets acquired	$(137,541,272)	$—

See accompanying Notes to Financial Statements

NOTE 1 – ORGANIZATION

SUI Group Holdings Limited (the “Company”, or “we”), formerly known as Mill City Ventures III, Ltd., is a Minnesota corporation headquartered in Wayzata, Minnesota. The Company changed its name to SUI Group Holdings Limited on August 26, 2025, following an amendment to its Articles of Incorporation filed with the Office of the Minnesota Secretary of State. This name change and concurrent rebranding marks a change in strategy toward blockchain-native treasury management.

Prior to the rebrand, the Company operated under the name Mill City Ventures III, Ltd.as a publicly traded specialty finance company listed on Nasdaq under the ticker symbol “MCVT”. Its legacy business centered on issuing short-term, collateralized loans to small businesses and individuals, with a focus on generating high-yield returns.

To support the digital asset strategy, the Company completed a $450 million private placement in July 2025 (the “Private Placement”). Following the capital raise, the Company began implementing its SUI treasury strategy, acquiring over 73 million SUI tokens in addition to the 33 million tokens received as in-kind consideration from the Private Placement.

To further institutionalize its position within the Sui ecosystem, the Company formalized its relationship with the Sui Foundation through Digital Asset Purchase and Sale Agreement (“the Foundation Agreement”), under which the Sui Foundation agreed to sell tokens to the Company.  This agreement provides formal recognition of the Company as a digital asset treasury company with official backing from the Sui Foundation. In connection with this strategy, the Company changed its ticker symbol to “SUIG” and transitioned its operations to focus on institutional-grade exposure to the SUI digital asset.

The Company’s strategy is to maximize the SUI per-share and support the growth of the Sui ecosystem through scalable, transparent, and long-term value creation strategies. Its common stock remains listed on the Nasdaq Capital Market and continues to be available for options trading on Cboe Global Markets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2025 and December 31, 2024, as well as its results of operations for the three and nine months ended September 30, 2025 and 2024. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by rules and regulations of the SEC. Accordingly, the condensed financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 9, 2025 (the “Annual Report”).

Change in application of ASC 946: As discussed in “Note 1 – Organization”, the Company has changed its strategy during the quarter ended September 30, 2025 and as a result the Company will no longer apply the guidance of ASC 946 – Financial Services – Investment Companies. The Company will account for this change on a prospective basis.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and independent members of the Company’s board of directors (the “Board”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents:  The Company maintains the cash balances in financial institutions and with regulated financial investment brokers. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents as of September 30, 2025 include $3,271,853 of USD Coins (USDC), a stablecoin pegged to the U.S. dollar.

Digital assets: The Company has adopted ASU 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets. The standard was adopted prospectively, and no cumulative-effect adjustment was recorded upon adoption. The Company accounts for its digital assets, including SUI tokens, in accordance with ASC 350 – Intangibles – Goodwill and Other. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible crypto assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820 – Fair Value Measurement, using quoted prices in active markets. The Company has designated Coinbase as its principal market because it has the greatest volume and level of activity of SUI for determining the fair value of SUI tokens.

The activity from remeasurement of digital assets at fair value is reflected in the statements of operations within Unrealized gain/loss on digital assets. Realized gains and losses from the derecognition of digital assets would be included in the Realized gain/loss on digital assets in the statements of operations. Although the Company has not disposed of any digital assets during the reporting period, in the event that there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the statement of cash flows. Contributions of digital assets received as part of the consideration received are presented as noncash investing and financing activities in the statements of cash flows.

Valuation of portfolio investments:  In connection with the change in accounting methods from ASC 946 - Financial Services - Investment Companies, the Company ceased applying investment company accounting and transitioned to accounting standards applicable to operating entities, in light of the change in its business model. Concurrently, the Company elected to apply the fair value option under ASC 825 - Financial Instruments, as it relates to the portfolio investments.

The change in accounting policy has been applied prospectively from the date of the election of ASC 825 – Financial Instruments. Portfolio investments are valued in accordance with ASC Topic 820 - Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, portfolio investments are measured at fair value as determined by the Board, based on, among other things, the input of our executive management, the Audit Committee of the Board, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of the Company’s portfolio investments, but in all cases consistent with our written valuation policies and procedures.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these portfolio investments existed, and these differences could be material. In addition, such portfolio investments are generally less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which it has been recorded.

Accounting guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring portfolio investments at fair value. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the relative observability of inputs used in the valuation. These are discussed in “Note 5 – Fair Value of Portfolio Investments”.

Revenue recognition - SUI staking revenue: Beginning in August 2025, the Company engaged in SUI staking activities. This can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its SUI staking activities and has only engaged in native staking during the third quarter of 2025. The Company intends for staking to become a primary revenue generation strategy of the Company within the current fiscal year.

The Company earns revenue primarily through staking activities involving its digital asset holdings. Under its treasury strategy, the Company delegates certain digital assets, including SUI tokens, to third-party validator nodes to participate in proof-of-stake blockchain protocols. These arrangements support the operation and security of the underlying blockchain networks and generate staking rewards as compensation.

In accordance with ASC 606 - Revenue from Contracts with Customers, the Company evaluated whether it acts as a principal or an agent in these arrangements. The specified service in staking is the performance of validation activities, which are executed by the validator infrastructure. The validator is selected by the blockchain protocol to perform transaction validation and is responsible for operating the necessary hardware and software, bearing the associated operational and investment risks.

Although the Company retains ownership and custody of the staked digital assets and receives staking rewards directly from the blockchain protocol, it does not control or perform the validation service. Based on the control and performance obligation criteria under ASC 606 - Revenue from Contracts with Customers, the Company concluded that it does not control the specified service prior to its transfer to the customer. As such, the Company acts as an agent in these arrangements.

Accordingly, staking rewards in the form of SUI tokens are recognized on a net basis as non-cash consideration for staking activities, measured at the fair value of the digital assets at the inception of the day the rewards are earned, reflecting only the portion attributable to the Company for delegating its tokens.

Stock-based compensation: The Company’s stock-based compensation consists of stock options and warrants issued to certain employees, non-employees and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Sholes option-pricing model or Monte Carlo simulation. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options and warrants on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480 – Distinguishing Liabilities from Equity, meet the definition of a liability pursuant to ASC 480 – Distinguishing Liabilities from Equity, and whether the instruments meet all of the requirements for equity classification under ASC 815 – Derivatives and Hedging, including whether the instruments are indexed to the Company’s own shares of common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

NOTE 3 – DIGITAL ASSETS

On July 27, 2025, the Company entered into the Foundation Agreement with the Sui Foundation. Under the Foundation Agreement, the Company acquired 44 million SUI tokens at a discounted purchase price equal to 85% of the twenty-four-hour time-weighted average price (“TWAP”) of SUI tokens on July 31, 2025.

The SUI tokens acquired under the Foundation Agreement (the “Foundation Agreement Tokens”) are subject to contractual sales and transfer restrictions for a period of twenty-five months following July 31, 2025 (the “Restricted Period”). During the Restricted Period, the Company is prohibited from selling, transferring, or otherwise disposing of the Foundation Agreement Tokens. However, the Company may stake the Foundation Agreement Tokens on the SUI network to participate in network validation and earn staking rewards. The contractual restrictions are scheduled to expire on July 31, 2027, at which time the Company will obtain full transferability of the Foundation Agreement Tokens. The Foundation Agreement also grants the Company certain preemptive rights to purchase additional SUI tokens at 85% of the prevailing market prices during the Restricted Period.  No other events or circumstances under the Foundation Agreement would permit the early release or modification of the restrictions.

The total purchase price of the Foundation Agreement tokens was $140,000,000 reflecting a discount of $24,705,882.  The 15% discount on the acquisition of the Foundation Agreement Tokens is recorded as deferred income within liabilities in the balance sheet and is recognized as an increase to unrealized gain or a reduction to unrealized loss on digital asset investments using the straight-line method over the two-year restriction period ending July 2027, which corresponds to the period during which the transfer restrictions lapse and any related obligations are satisfied. As of September 30, 2025, the current deferred income liability of $11,858,824 and the long term deferred income liability of $10,870,588 related to the remaining balance of the deferred income associated with discount on the acquisition of the Foundation Agreement Tokens. For the nine months ended September 30, 2025, the Company recognized amortized deferred income of $1,976,471 as a reduction to unrealized loss on digital asset investments.

The following table presents the activities in digital assets for the period ended September 30, 2025:

For the nine months ended September 30, 2025
Digital Assets	Number of Tokens	Balance
Balance as of January 1, 2025	—	$—
Purchases/acquisitions	105,393,693	406,247,128
Disposals/sales	—	—
Staking rewards earned	283,349	998,961
Digital assets receivable	4,250	14,984
Unrealized gains (losses)	—	(62,740,063)
Balance as of September 30, 2025	105,681,292	$344,521,010

Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using a quoted prices in active markets (Level 1 inputs).

For the nine months ended September 30, 2025, we incurred $437,736 in asset and strategic management fees under our strategic and asset management arrangements. These fees were calculated based on a tiered schedule applied to our average daily Assets Under Management (AUM), which includes SUI, cash, and cash equivalents, but excludes assets related to our short-term lending business.

NOTE 4 – PORTFOLIO INVESTMENTS

The following table shows the composition of our portfolio investments by major class, at amortized cost and fair value, as of September 30, 2025 (together with the corresponding percentage of the fair value of our total portfolio investments):

	As of September 30, 2025
	Portfolio Investments at Amortized Cost	Percentage of Amortized Cost	Portfolio Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$8,900,000	44.5%	$8,915,603	43.1%
Commercial Business Loans	10,000,000	50.1	10,268,565	49.6
Common Stock	1,050,216	5.3	1,513,994	7.3
Other Equity	10,000	0.1	—	—
Total	$19,960,216	100.0%	$20,698,162	100.0%

The following table shows the composition of our portfolio investments by major class, at amortized cost and fair value, as of December 31, 2024 (together with the corresponding percentage of the fair value of our total portfolio investments):

	As of December 31, 2024
	Portfolio Investments at Amortized Cost	Percentage of Amortized Cost	Portfolio Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$13,000,000	94.8%	$13,006,231	96.7%
Common Stock	707,089	5.1	447,330	3.3
Other Equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

NOTE 5 – FAIR VALUE OF PORTFOLIO INVESTMENTS

•	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

•

Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

The following table presents the fair value measurements of our portfolio investments by major class, as of September 30, 2025, according to the fair value hierarchy:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$8,915,603	$8,915,603
Commercial Business Loans	—	—	10,268,565	10,268,565
Preferred Stock	—	—	—	—
Common Stock	1,513,994	—	—	1,513,994
Other Equity	—	—	—	—
Total	$1,513,994	$—	$19,184,168	$20,698,162

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2024, according to the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$13,006,231	$13,006,231
Common Stock	447,330	—	—	447,330
Other Equity	—	—	—	—
Total	$447,330	$—	$13,006,231	$13,453,561

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the nine months ended September 30, 2025:

Balance
Balance as of January 1, 2025	$13,006,231
Net change in unrealized appreciation	277,937
Purchases and other adjustments to cost	7,900,100
Sales and redemptions	(2,000,100)
Balance as of September 30, 2025	$19,184,168

The net change in unrealized depreciation for the nine months ended September 30, 2025 attributable to Level 3 portfolio investments still held as of September 30, 2025 was $274,168.

The following table lists our Level 3 portfolio investments held as of September 30, 2025 and the unobservable inputs used to determine their valuation:

Security Type	9/30/25 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$8,915,603	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Commercial Business Loans	10,268,565
Other Equity	—	last secured funding known by company	economic changes since last funding
Preferred Stock	—	last funding secured by company	economic changes since last funding
	$19,184,168

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

The following table lists our Level 3 portfolio investments held as of December 31, 2024 and the unobservable inputs used to determine their valuation:

Security Type	12/31/24 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$13,006,231	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Other Equity	—	last secured funding known by company
Preferred Stock	—	last funding secured by company	economic changes since last funding
$13,006,231

NOTE 6 – RELATED-PARTY TRANSACTIONS

The Company maintains a conflict of interest and related-party transactions policy requiring (i) certain disclosures be made to the Board in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with the Company, and (ii) certain disclosures appear in the reports prepared and filed with the SEC. During the third quarter of 2025, the Company did not enter into, and was not party to, any related-party transactions.

NOTE 7 – INCOME TAXES

Presently, the Company is a C-Corporation for tax purposes and have booked an income tax provision for the periods described below. Our tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate.

As of September 30, 2025 and December 31, 2024, the Company had a deferred tax asset of $18,692,000 and $770,000, respectively. As of September 30, 2025, our net deferred tax asset consisted of foreign tax credit carryforwards, unrealized investment gain/loss, unrealized digital asset gain/loss, non-qualified stock option expenses, capital loss carryforwards, and depreciable assets.  Our determination of the realizable deferred tax assets and liabilities requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes.

As of September 30, 2025 and December 31, 2024 the Company had accrued taxes of $945,715 and $147,200, respectively. The Company recorded a decrease in income taxes of $16,871,000 (28% effective tax rate) and an increase of income taxes of $426,000 (27% effective tax rate) during the nine months ended September 30, 2025 and September 30, 2024, respectively.  The deferred tax rate changed from 26.52% as of December 31, 2024 to 28.00% as of September 30, 2025 due to changes in state apportionment.

NOTE 8 – STOCK-BASED COMPENSATION

Options

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	670,000	$2.11
Granted	—	—
Exercised	(132,500)	2.05
Forfeited	—	—
Options outstanding at September 30, 2025	537,500	$2.12

Options exercisable at September 30, 2025:	537,500	$2.12

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
537,500	7.17	$2.12	$935,250	537,500	$2.12	$935,250

The Company recognized stock-based compensation expense for stock options of $0 for each of the nine months ended September 30, 2025 and 2024, respectively.

Warrants

At the closing of the Private Placement (see “Note 9 – Shareholders’ Equity”), the Company issued the following compensatory warrants with a five-year term to purchase its common stock as follows:

(i) Warrants to Karatage Opportunities (“Karatage”), to purchase 3,113,469 shares of common stock (the “Lead Investor Warrants”) that vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months) subject to Karatage providing services under a strategic advisor agreement.

(ii) Warrants to certain members of the management of the Company to purchase 1,245,388 shares of common stock (the “Management Warrants”) that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months) subject to the relevant holders still being employed by the Company.

(iii) Warrants to certain advisors of the Company to purchase 207,565 shares of common stock (the “Advisor Warrants”) that are fully vested at issuance.

(iv) Warrants to purchase up to 3,113,469 shares of common stock (the “Placement Agent Warrants”) to the Placement Agent in connection with their services under Placement Agent Agreement that are fully vested at issuance.

(v) Warrants to purchase 207,565 shares of common stock (the “Director Warrant”) issued to a member of our Board subject that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months) subject continued service.

The following table summarizes the key terms of all warrants issued as compensation:

	Number of Warrants	Exercise Price	Exercisable as of Date	Expiration Date
Lead Investor Warrants
Tranche 1	1,245,387	$5.42	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 2	1,245,387	$5.96	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 3	415,130	$6.50	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 4	207,565	$7.05	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Management Warrants
Tranche 1	622,694	$5.42	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 2	415,129	$6.50	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 3	207,565	$7.05	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Advisor Warrants	207,565	$5.96	On or after January 31, 2026	July 27, 2030
Placement Agent Warrants	3,113,469	$5.96	February 28, 2026	July 27, 2030
Director Warrants
Tranche 1	83,026	$5.42	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 2	41,513	$5.96	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 3	41,513	$6.50	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
Tranche 4	41,513	$7.05	25% exercisable as of January 27, 2026, and each 25% every six months thereafter	July 27, 2030
	7,887,456

All of the above warrants meet equity classification criteria and will be recognized based on the issue date fair value. For the three months ended and nine months ended September 30, 2025, the Company recognized a total stock-based compensation expense of $2,261,737 associated with the warrants, except for the Placement Agent Warrants. The fair value of the Placement Agent Warrants was $10,928,276 and is accounted for as a non-cash equity issuance cost, recognized net of the cash proceeds from for the share of common stock issued in the Private Placement. As of September 30, 2025, there was $13,598,174 of unrecognized compensation cost related to nonvested warrants to be recognized over a weighted average period of 1.70 years.

The following table summarizes warrant activity for the period ended September 30, 2025:

Number of
	Shares		Weighted
	Issuable	Weighted	Average
	Upon	Average	Remaining
	Exercise of	Exercise	Contractual
	Warrants	Price	Life (years)
Outstanding on December 31, 2024	—	$—
Issued	7,887,456	$5.95
Exercised	—	—
Expired	—	—
Outstanding on September 30, 2025	7,887,456	$5.95	4.82
Exercisable on September 30, 2025	—
Vested on September 30, 2025	3,321,034	$5.96

The weighted average issue date fair value per share for the warrants issued in 2025 is $3.40. The following table summarizes the assumptions used to calculate the issue date fair value of the warrants issued on July 27, 2025:

Inputs
Stock Price	$5.42
Volatility	80.00%
Dividend Yield	0.00%
Expected term (in years)	3.1 – 5
Risk-free rate	3.91%

NOTE 9 – SHAREHOLDERS’ EQUITY

Private Placement

On July 31, 2025, the Company completed the Private Placement of 75,881,625 shares of common stock at an offering price of $5.42 per-share, and pre-funded warrants to purchase up to 7,144,205 shares of common stock at an offering price of $5.4199 per pre-funded warrant, exercisable at a per-share price of $0.0001.  On July 31, 2025, the Company consummated the offer and sale of its securities pursuant to the securities purchase agreement, dated as of July 27, 2025, by and among the Company and the investors identified on the signature pages thereto.  The transaction was settled through a combination of cash, cash equivalent, and digital assets, resulting in net cash and cash equivalent proceeds of $280,338,071, net of issuance costs, and the receipt of approximately $137,541,272 million in SUI tokens contributed in-kind by certain investors as part of their investment consideration.

The Company also issued warrants (the “Foundation Investor Warrants”) to the Sui Foundation, to purchase 3,113,468 shares of common stock as follows: (i) 1,245,387 shares of common stock at an exercise price of $5.42 per-share; (ii) 1,245,387 shares of common stock at an exercise price of $5.962 per-share; (iii) 415,129 shares of common stock at an exercise price of $6.504 per-share; and (iv) 207,565 shares of common stock at an exercise price of $7.046 per-share. The Foundation Investor Warrants will vest over a 24-month period starting six months from the issue date in four equal installments (being 25% every six months).

The Company also issued warrants (the “Pre-Funded Warrants”) to certain investors involved in the Private Placement to purchase 7,144,205 shares of common stock at an exercise price of $0.0001 per-share with a purchase price of $5.4199 for one Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants issued in the Private Placement are exercised in full. The Pre-Funded Warrants issued to certain investors in the Private Placement included provisions that restrict the holder from exercising any portion of the warrants to the extent that, following such exercise, the holder and its affiliates would beneficially own more than 4.99% of the Company’s outstanding common stock. At the holder’s election this threshold may be increased to 9.99%. Additionally, upon providing at least 61 days’ prior written notice to the Company, the holder may further increase the beneficial ownership limitation up to 19.99% of the Company’s outstanding common stock immediately following the exercise.

The Pre-Funded Warrants and the Foundation Investor Warrants are classified in equity. Net proceeds received in the private placement were allocated to the common stock, the Pre-Funded Warrants, the Placement Agent Warrants disclosed below, and the Foundation Investor Warrants on a relative fair value basis.

2022 Public Offering

In connection with a public offering completed in 2022, the Company issued a five-year warrant to the underwriter to purchase up to 75,000 shares of common stock at an exercise price of $5.00 per-share. The warrant became exercisable 180 days after issuance and expires on August 8, 2027. During the three months ended September 30, 2025, the underwriter exercised the warrant for 71,531 shares of common stock for an aggregate exercise price of $357,655. As of September 30, 2025, 3,469 shares remained outstanding under the warrant.

Placement Agency Agreement

On July 27, 2025, and in connection with the Private Placement, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. agreed to serve as the exclusive placement agent in connection with the Private Placement. Under the terms of the Placement Agency Agreement, the Company paid A.G.P. a cash fee of $18,000,000. The Company also issued the Placement Agent Warrants to A.G.P.  to purchase up to 3,113,469 shares of common stock (equal to 3.75% of the securities sold in the Private Placement). The Placement Agent Warrants will become exercisable six months following the issuance date of July 31, 2025 and will be exercisable for a period of five years following the issuance date, at an exercise price of $5.962 per-share. In addition, the Company reimbursed A.G.P. for accountable expenses in an amount of $200,000 for its legal fees in connection with the Private Placement, as well as non-accountable expenses incurred by A.G.P. for up to $25,000 in connection with the Private Placement.  The related fees associated with the Placement Agency Agreement are recorded against the net proceeds from the Private Placement.

Common Stock Purchase Agreement

On August 1, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with A.G.P., granting the Company the right, but not the obligation, to direct A.G.P. to purchase up to the lesser of $500.0 million in aggregate gross proceeds or a number of shares not to exceed 19.99% of the Company’s outstanding common stock as of August 1, 2025, unless shareholder approval is obtained to exceed such threshold. The Company also entered into a Registration Rights Agreement with A.G.P. on the same date, pursuant to which it agreed to file a resale registration statement with the SEC covering the shares issuable under the Purchase Agreement.

As of September 30, 2025, no shares have been issued under the Purchase Agreement. Sales of common stock under the Purchase Agreement, if any, will be made at a per-share purchase price equal to no less than 95% of the volume-weighted average price over a specified period, as set forth in the Purchase Agreement. Proceeds from any such sales will be used as described in the related registration statement and any applicable prospectus supplements.

Strategic Advisor Agreement

On July 27, 2025 (the “SAA Effective Date”), the Company entered into a Strategic Advisor Agreement (the “Strategic Advisor Agreement”) with Karatage to expand and diversify the Company’s business operations through the integration of cryptocurrency and digital asset strategies in both its product offerings and as part of its treasury management strategy. Pursuant to the Strategic Advisor Agreement, Karatage will provide the Company with technical advisory services regarding the digital asset ecosystem, including SUI and related technologies, developments in the digital asset and crypto gaming industries, the selection of third-party vendors with respect to asset management and related digital asset services, and other strategic advice regarding the Company’s digital assets treasury operations.

The Company will pay Karatage a tiered asset-based fee ranging from 0.0% to 0.80% per annum of the assets managed by the Company or an asset manager engaged by the Company, excluding the assets of the Company’s short term lending business.

The Strategic Advisor Agreement will, unless earlier terminated in accordance with its terms, continue in effect for a period of ten years beginning on the SAA Effective Date and will automatically renew for successive periods of five years, subject to the mutual agreement between the parties (the “Term”). Either the Company or Karatage may terminate the Strategic Advisor Agreement for cause immediately upon written notice if the other party: (i) materially breaches the Strategic Advisor Agreement; and (ii) fails to cure such breach within 30 days after receiving written notice of the breach. If the Strategic Advisor Agreement is terminated by the Company for cause or by Karatage other than for cause, Karatage will cease providing such technical advisory services and the Company will pay Karatage any fees due and payable under the Strategic Advisor Agreement up to the date of termination, provided that if the Strategic Advisor Agreement is terminated by the Company for any other reason or by Karatage for cause, Karatage will cease providing such technical advisory services and the Company will pay Karatage any fees that would be due and payable under the Strategic Advisor Agreement for the remainder of the Term as if the Strategic Advisor Agreement had not been terminated.

Stock Repurchase Program

During the nine months ended September 30, 2025, the Company repurchased a total of 917,251 shares of common stock for $3,209,394(of which 595,039 shares of common stock were acquired during the three months ended September 30, 2025, completing its previously authorized $2.0 million stock repurchase program and utilizing $1.2 million of the new $50 million stock repurchase program approved by the Board on September 15, 2025.

As of September 30, 2025, 276,296 shares had been repurchased under the new $50 million authorization for $1,209,398.

NOTE 10 – PER-SHARE INFORMATION

Basic net gain (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net gain (loss) per common share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period calculated using the treasury stock method. The Treasury Stock method assumes that the proceeds received upon exercise of stock options are used to repurchase stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net gain (loss) per common share is set forth below:

	For the Three Months Ended September 30,
	2025	2024
Basic earnings per share:
Numerator:
Net income (loss)	$(44,266,954)	$463,783
Denominator:
Weighted-average number of common shares outstanding - basic	61,132,687	6,385,255
Effect of dilutive share-based rewards	—	116,568
Weighted-average number of common shares outstanding - diluted	$61,132,687	$6,501,823
Basic earnings (loss) per common share	$(0.72)	$0.07
Diluted earnings (loss) per common share	$(0.72)	$0.07

	For the Nine Months Ended September 30,
	2025	2024
Basic earnings per share:
Numerator:
Net income (loss)	$(43,138,173)	$1,258,822
Denominator:
Weighted-average number of common shares outstanding - basic	24,706,108	6,385,255
Effect of dilutive share-based rewards	—	116,568
Weighted-average number of common shares outstanding - diluted	$24,706,108	$6,501,823
Basic earnings (loss) per common share	$(1.75)	$0.20
Diluted earnings (loss) per common share	$(1.75)	$0.19

For the three and nine months ended September 30, 2025, the following instruments were excluded due to being anti-dilutive:

Foundation Investor Warrants	3,113,469
Placement Agent Warrants	3,113,469
Lead Investor Warrants	3,113,469
Management Warrants	1,245,388
Advisor Warrants	207,565
Director Warrants	207,565

The Pre-Funded Warrant shares of 5,628,727 are included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025, as the Pre-Funded Warrants are exercisable for nominal consideration.

NOTE 12 – SEGMENT

The Company has one reportable operating segment, which is a digital asset platform focused on maximizing SUI per share value and advancing the SUI ecosystem. The legacy financing solutions business is not considered a separate reportable segment, as the Company’s segment reporting has been to reflect the Company’s current strategic and operational decision-making.

The Company’s chief operating decision makers (“CODM”), are the Company’s Chairman and the Chief Investment Officer, who, together, manage the Company’s operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies.  The CODMs use revenue, unrealized gain/loss on SUI and operating income to assess performance and allocate resources.  The significant segment expense categories regularly provided to the CODMs are the same as those included on the condensed statements of operations. The measure of segment assets is total assets as reported on the balance sheets.

NOTE 13 – SUBSEQUENT EVENTS

On September 29, 2025, the Company entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC (“Galaxy Digital”) (the “Galaxy Digital Loan Agreement”). Under the Galaxy Digital Loan Agreement, the Company may, from time to time, lend digital assets and/or U.S. dollars to Galaxy Digital. The Galaxy Digital Loan Agreement provides for both open loans (callable at any time) and term loans (with fixed maturity dates), subject to negotiated loan term sheets. The initial term of the Galaxy Digital Loan Agreement is one year, automatically renewable unless terminated with notice. Pursuant to the Galaxy Loan Agreement, the Company transferred 961,550 SUI tokens on October 8, 2025.

In October 2025, the Company entered into a Digital Currency Loan Agreement with BlueFin Labs Inc., a Panama-based company (“BlueFin Labs”) (the “BlueFin Agreement”). Under the BlueFin Agreement, the Company loaned 2,000,000 SUI tokens to BlueFin Labs for a term of three years, automatically renewable unless terminated under specified conditions. BlueFin Labs will pay the Company a loan fee equal to 5% of BlueFin Dex revenues, payable in SUI tokens. The BlueFin Agreement permits BlueFin Labs to use, pledge, or transfer the loaned SUI tokens at its discretion.

Management has evaluated subsequent events through the date of issuance of this Form 10-Q and concluded that the above agreements represent material subsequent events requiring disclosure but do not require adjustment to the financial statements as of September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

•	Overview
•	SUI Treasury Management Activity
•	Portfolio Investment Activity
•	Results of Operations
•	Financial Condition
•	Critical Accounting Estimates
•	Off-Balance Sheet Arrangements
•	Forward Looking Statements

OVERVIEW

SUI Group Holdings Limited was originally incorporated as Mill City Ventures III, Ltd. in the State of Minnesota on January 10, 2006.  Historically, we operated as a publicly traded specialty finance company focused on short-term, non-bank lending solutions. Revenue was primarily generated through interest income, transaction fees, and capital appreciation from related portfolio investments.

We recently undertook a strategic shift by launching the industry’s first SUI treasury strategy, under which the principal holding in our treasury reserve on the balance sheet is allocated to the native cryptocurrency of the SUI blockchain (commonly referred to as “SUI”). Since the launch of our digital asset treasury strategy, we have established the largest publicly traded SUI treasury, backed by an exclusive relationship with the Sui Foundation, an independent organization dedicated to the advancement and adoption of the SUI network.

On August 26, 2025, we formally changed our name to SUI Group Holdings Limited, following an amendment to its Articles of Incorporation filed with the Officer of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our core blockchain initiatives.

We are executing on this opportunity by acquiring SUI tokens through open-market purchases, institutional-grade deal flow typically reserved for crypto funds, and a negotiated purchase agreement with the Sui Foundation. This structure enables broader investor access to SUI through a regulated, publicly traded vehicle. As the only SUI treasury with Sui Foundation support, we believe that we are uniquely positioned to capitalize on technology trends and ecosystem growth relating to SUI, while providing regulated, liquid, and institutional-grade access to blockchains designed for scalability and global adoption.

As of September 30, 2025, we held 106 million SUI tokens in our treasury, representing $344.5 million in digital assets. This equates to approximately 1.19 SUI per-share of common stock and Pre-Funded Warrants outstanding. Substantially almost all of these holdings continue to be staked, generating an annualized yield of approximately 2.2%. These assets reflect our strategic commitment to the SUI blockchain infrastructure and serve as a flexible source of liquidity for future acquisitions and operational portfolio investments.

Our principal sources of income now include staking rewards from our SUI holdings, realized and unrealized gains or losses on digital assets, and rewards earned through protocol participation. We actively monitor market conditions and developments across blockchain protocols to optimize yield and asset performance. Legacy income streams from interest and fees on short-term loans and remain part of our portfolio, although they represent a smaller portion of our overall financial profile.

Our operating expenses now reflect a blend of our legacy finance and digital asset treasury operation, including professional fees, payroll, custody and infrastructure costs related to blockchain asset management, and insurance. We seek to achieve enhanced operational leverage as we scale our digital asset treasury strategy and expand our operational footprint.

On September 19, 2025, our shareholders approved all proposals presented at the annual meeting, including amendments to the equity incentive plan and board composition. These changes are expected to enhance our corporate governance and better align executive compensation with shareholder interests.

Our MD&A should be read in conjunction with (i) the accompanying unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Report, (ii) the audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report and (iii) other publicly available information. All amounts herein are unaudited.  In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

SUI TREASURY MANAGEMENT ACTIVITY

In late July 2025, we formally launched our SUI treasury strategy, establishing SUI, the native token of the SUI blockchain, as a core component of our digital asset treasury platform. This initiative reflects our conviction in the long-term potential of the SUI blockchain and its role in powering the next generation of decentralized applications across finance, gaming, AI, and other sectors.

SUI is a next-generation Layer 1 blockchain designed to deliver the scalability, speed, and security required to power decentralized applications and real-world crypto use cases across finance, gaming, artificial intelligence, stablecoins, and more. Its horizontally scalable architecture, low-latency finality, and secure, developer-friendly design, position it as a leading infrastructure platform capable of handling real-world scale. As institutional and consumer adoption accelerates, SUI offers the potential to enable a wide range of transformative digital experiences and create long-term value opportunities for SUI Group and its shareholders.

As of September 30, 2025, we held 106 million SUI tokens, valued at $344.5 million based on a market price of $3.26 per token.

Substantially all of our SUI holdings are staked, generating an estimated 2.2% annual yield, or approximately $20,000 in daily staking rewards. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation.

For the three months ended September 30, 2025, we earned $1 million in staking rewards, representing 287,599 SUI tokens generated from substantially all tokens staked.

Our treasury strategy is designed for scale, transparency, and long-term value creation, and is supported by our official relationship with the Sui Foundation. We believe this alignment positions us uniquely as the only publicly traded company with institutional-grade exposure to the SUI blockchain.

We continue to monitor developments in the Sui ecosystem, including advancements in staking infrastructure, validator expansion, and adoption of SUI-native applications. These developments are expected to further support the intrinsic value of our SUI holdings and reinforce our strategic positioning.

PORTFOLIO INVESTMENT ACTIVITY

While our primary focus has shifted from our legacy finance operations, the business objective of our legacy business is to generate revenues from the interest and fees we charge, and capital appreciation from any related portfolio investments we make.

During the nine months ended September 30, 2025, we made $8,247,139 of portfolio investment purchases and had $2,004,216 of redemptions and repayments, resulting in net portfolio investments at amortized cost of $19,960,216 at the end of the period.

During the nine months ended September 30, 2024, we made $5,106,503 of portfolio investment purchases and had $6,614,573 of redemptions and repayments, resulting in net portfolio investments at amortized cost of $17,208,066 at the end of that period.

Our portfolio composition by major class, based on fair value at September 30, 2025, was as follows:

	Portfolio Investments at Fair Value	Percentage of Fair Value
Short-term Non-banking Loans	$8,915,603	43.1%
Commercial Business Loans	10,268,565	49.6
Common Stock	1,513,994	7.3
Total	$20,698,162	100.0%

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS AND MATERIAL TRENDS

Strategic Shift

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to the recent strategic shift from our legacy finance business toward blockchain-native treasury management. As a result, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ.

Price of SUI

Our treasury management business is expected to be heavily dependent on the price of SUI tokens, which has historically experienced significant volatility. As of September 30, 2025, we held 106 million SUI tokens, valued at $344.5 million based on a market price of $3.26 per token. SUI is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of SUI may significantly impact our results of operations.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		Favorable (Unfavorable)	Percentage Change
	2025	2024
Revenues
Portfolio investment income	$—	$711,022	$(711,022)	(100)%
SUI staking revenue	1,013,945	—	1,013,945	n/a
Total Revenues	1,013,945	711,022	302,923	43%
Operating Expenses:
Professional fees	516,645	190,369	(326,276)	(171)%
Stock-based compensation	2,261,737	—	(2,261,737)	n/a
Asset and strategic management fees	437,736	—	(437,736)	n/a
Compensation expense	337,592	178,072	(159,520)	(90)%
Insurance	303,997	24,694	(279,303)	(1131)%
Unrealized loss on digital assets	60,763,592	—	(60,763,592)	n/a
Net realized and unrealized gain on portfolio investments	—	(298,108)	(298,108)	100%
Other general and administrative	55,121	26,712	(28,409)	(106)%
Total Operating Expenses	64,676,420	121,739	(64,554,681)	(53027)%
Operating Income (Loss)	$(63,662,475)	$589,283	$(64,251,758)	(10,903%)

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

SUI Staking Revenue

For the three months ended September 30, 2025, we generated approximately $1 million in staking rewards from our SUI token holdings. This income reflects the accrual of 287,599 SUI tokens earned. The staking yield remains consistent with our estimated annualized return of 2.2%, and rewards were accrued daily in accordance with our treasury management strategy.

Staking rewards are recognized as income when earned and are valued based on the market price of SUI at the time earned. These rewards enhance the productivity of our digital asset treasury while maintaining exposure to the underlying token. We continue to monitor validator performance, protocol-level developments, and infrastructure improvements to optimize staking efficiency and security.

Portfolio Investment Income

For the three months ended September 30, 2025, our total portfolio investment income was $0, compared to $711,022 for the three months ended September 30, 2024. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946. Accordingly, portfolio investment income for the three months ended September 30, 2025, is classified within other income and totaled $1,621,044. The overall change reflects a higher average portfolio loan rate of 20.5%, in addition to an increase in origination fees on current loan portfolio extensions.

Professional Fees

For the three months ended September 30, 2025, we had a $516,645 professional fees expense.  For the three months ended September 30, 2024, we had a $190,369 professional fees expense. The increase was due to the increased professional costs related to our new strategy.

Stock-based compensation

For the three months ended September 30, 2025, stock-based compensation amounted to $2,261,737, an increase of $2,261,737 from the three months ended September 30, 2024.  The increase was attributable to compensatory expenses incurred in connection with the issuance of warrants pursuant to the $450 million private placement (the “Private Placement”) to our advisor, lead investor, management and director, as discussed in “Note 8 – Stock-Based Compensation” of our condensed financial statements.

Asset and Strategic Management Fees

For the three months ended September 30, 2025, we incurred $437,736 in asset and strategic management fees under our strategic and asset management arrangements. These fees were calculated based on a tiered schedule applied to our average daily Assets Under Management (“AUM”), which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals.

These arrangements support our digital asset treasury strategy, including discretionary investment management, staking operations, protocol-specific guidance, and infrastructure alignment.  We expect advisory fees to scale with AUM and remain aligned with our long-term strategy to deliver institutional-grade exposure to the SUI blockchain.

Insurance Expense

For the three months ended September 30, 2025, we had $303,997 of insurance expense. For the three months ended September 30, 2024, we had $24,694 of insurance expense. The increase was due to additional D&O policies required due to our change in strategy.

Unrealized Loss on Digital Assets

For the three months ended September 30, 2025, we recognized an unrealized loss of $62,740,063 on our digital asset holdings, excluding the amortization of remaining deferred income.  This loss was partially offset by $1,976,471 of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 – Digital Assets” of our condensed financial statements.  As result, the net unrealized loss on digital assets for the period was $60,763,592.

Net realized and unrealized gain on portfolio investment

For the three months ended September 30, 2025, our net realized and unrealized gain on portfolio investment was $0, compared to $298,108 for the three months ended September 30, 2024. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946. Accordingly, net realized and unrealized gain on portfolio investment for the three months ended September 30, 2025, is classified within other income and totaled $524,692.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,		Favorable (Unfavorable)	Percentage Change
	2025	2024
Revenues
Portfolio investment income	$1,726,061	$2,432,318	$(706,257)	(29)%
SUI staking revenue	1,013,945	—	1,013,945	n/a
Total Revenues	2,740,006	2,432,318	307,688	13%
Operating Expenses:
Professional fees	758,065	502,838	(255,227)	(51)%
Stock-based compensation	2,261,737	—	(2,261,737)	n/a
Asset and strategic management fees	437,736	—	(437,736)	n/a
Compensation expense	721,091	534,997	(186,094)	(35)%
Insurance	328,250	76,186	(252,064)	(331)%
Unrealized loss on digital assets	60,763,592	—	(60,763,592)	n/a
Net realized and unrealized gain on portfolio investments	(476,986)	(431,458)	45,528	(11)%
Other general and administrative	101,915	64,972	(36,943)	(57)%
Total Operating Expenses	64,895,400	747,535	(64,147,865)	(8581)%
Operating Income (Loss)	$(62,155,394)	$1,684,783	$(63,840,177)	(3,789%)

SUI Staking Revenue

For the nine months ended September 30, 2025, we generated approximately $1 million in staking rewards from our SUI token holdings. This income reflects the accrual of 287,599 SUI tokens earned on 49,251,995 SUI tokens staked, representing approximately 47% of our total SUI holdings during the period. The staking yield remains consistent with our estimated annualized return of 2.2%, and rewards were accrued daily in accordance with our treasury management strategy.

Staking rewards are recognized as income when earned and are valued based on the market price of SUI at the time earned. These rewards enhance the productivity of our digital asset treasury while maintaining exposure to the underlying token. We continue to monitor validator performance, protocol-level developments, and infrastructure improvements to optimize staking efficiency and security.

Portfolio Investment Income

For the nine months ended September 30, 2025, our total portfolio investment income was $1,726,061, compared to $2,432,318 for the nine months ended September 30, 2024.  The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the three months ended September 30, 2025. As a result of this change, portfolio investment income recognized during the first two quarters of 2025 continues to be presented within revenue, while portfolio investment income recognized in the current quarter is presented within other income and totaled $1,621,044. The overall fluctuation of $914,787 reflects a higher average portfolio loan rate of 20.5%, in addition to an increase in origination fees on current loan portfolio extensions.

Professional Fees

For the nine months ended September 30, 2025, we had $758,065 professional fees expense.  For the nine months ended September 30, 2024, we had $502,838 professional fees expense. The increase was due to the increased professional costs related to our new strategy.

Stock-based compensation

For the nine months ended September 30, 2025, stock-based compensation amounted to $2,261,737, an increase of $2,261,737 from the three months ended September 30, 2024.  The increase was attributable to compensatory expenses incurred in connection with the issuance of warrants in the Private Placement to our advisor, lead investor, management and director, as discussed in “Note 9 – Stock- Based Compensation” of our condensed financial statements.

Asset and Strategic Management Fees

For the nine months ended September 30, 2025, we incurred $437,736 in asset and strategic management fees under our strategic and asset management arrangements. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals.

These arrangements support our digital asset treasury strategy, including discretionary investment management, staking operations, protocol-specific guidance, and infrastructure alignment.  We expect advisory fees to scale with AUM and remain aligned with our long-term strategy to deliver institutional-grade exposure to the SUI blockchain.

Insurance Expense

For the nine months ended September 30, 2025, we had a $328,250 insurance expense. For the nine months ended September 30, 2024, we had a $76,186 insurance expense. The increase was due to additional D&O policies required due to our change in strategy.

Unrealized Loss on Digital Assets

For the nine months ended September 30, 2025, we recognized an unrealized loss of $62,740,063 on our digital asset holdings, excluding the amortization of remaining deferred income.  This loss was partially offset by $1,976,471 of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 – Digital Assets” of our condensed financial statements.  As result, the net unrealized loss on digital assets for the period was $60,763,592. This amount excludes the amortization of the remaining deferred income balance of $22,729,412.

Net realized and unrealized gain on portfolio investment

For the nine months ended September 30, 2025, our net realized and unrealized gain on portfolio investment was $476,986, compared to $431,458 for the nine months ended September 30, 2024.  The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the three months ended September 30, 2025. As a result of this change, net realized and unrealized gain on portfolio investment recognized during the first two quarters of 2025 continues to be presented within operating expenses, while net realized and unrealized gain on portfolio investment recognized in the current quarter is presented within other income and totaled $524,692.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The level of cash flows used in or provided by operating activities is affected primarily by our portfolio investment income earned on our short-term loans and the staking rewards earned in our SUI strategy, offset by operating expenses. For the nine months ended September 30, 2025, net cash used in operating activities was $1,782,339. This use of cash was primarily due to increased professional and compensation expenses. For the nine months ended September 30, 2024, net cash provided in operating activities was $1,248,783.  Cash flows provided in operating activities for the nine months ended September 30, 2024 were primarily related to the interest earned on our short-term loans.

The level of cash flows used in or provided by investing activities is affected primarily by our purchase of SUI tokens. For the nine months ended September 30, 2025, net cash used in investing activities was $250,229,041, The use of cash was primarily attributable to purchases related to the SUI strategy. For the nine months ended September 30, 2024, net cash provided in investing activities was $1,508,070.  Cash flows provided in investing activities for the nine months ended September 30, 2024 were primarily related to the funding of our short-term loans and purchases of portfolio investments aggregating $5,106,503, offset mostly by redemptions and repayments of short-term loans and portfolio investments totaling $6,614,573.

The level of cash flows used in or provided by financing activities is affected primarily by the issuance of new common stock and warrants and the repurchase of common stock. For the nine months ended September 30, 2025, net cash provided in financing activities was $288,685,681.  Cash flows provided in financing activities for the nine months ended September 30, 2025 were related to the proceeds received from the Private Placement, which was supplemented by the proceeds received from the exercise of stock options and warrants, offset by issuance costs of our private offering and the repurchase of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had cash and cash equivalents of $42,700,411, an increase of $36,674,301 from December 31, 2024.  The primary use of our existing funds and any funds raised in the future is expected to be for our SUI strategy and for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.  Pending portfolio investments in portfolio companies, our portfolio investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary portfolio investments.”  Management believes our existing liquidity sources, together with the cash generated from operations, will be sufficient to meet our liquidity needs in the short and long term.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements are prepared in conformity with the generally accepted accounting principles in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

In preparing the financial statements, management utilizes available information—including historical performance, industry benchmarks, and current economic conditions—to inform its estimates and judgments, with appropriate consideration of materiality. Actual results may differ materially from these estimates. Actual results will almost certainly differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

As our operations have evolved to include blockchain-native treasury management, our critical accounting policies now encompass both legacy finance and digital asset activities. The most significant estimates currently relate to:

•	Legacy portfolio valuation: We continue to hold certain short-term, secured loans and equity-linked portfolio investments from our prior specialty finance operations. These assets are measured at fair value, consistent with our historical policy, and are evaluated quarterly for impairment. Valuation inputs include expected cash flows, collateral assessments, and market comparables, with oversight from management and the Audit Committee.

We will continue to evaluate and disclose additional critical accounting policies as our operations expand and as new standards or interpretations emerge. For further detail, refer to our Annual Report.

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2025, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024.

During the quarter ended September 30, 2025, the Company continued its remediation plan to address the previously identified material weakness. As part of these efforts, the Company has engaged outside consultants with expertise in accounting, financial reporting, and internal controls to assist management in evaluating and enhancing our accounting processes and controls. In addition, these consultants are supporting management in implementing our new strategic initiatives designed to strengthen financial oversight and operational accountability.

The Company expects that the actions taken and those planned, including the continued involvement of external resources, will remediate the identified material weakness; however, the material weakness will not be considered fully remediated until the applicable controls have been designed, implemented, and operated effectively for a sufficient period of time, and management has completed testing to confirm their effectiveness.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report and under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333- 289201), filed with the SEC on August 4, 2025, as amended on August 28, 2025 and on September 16, 2025 and Registration Statement on Form S-1 (File No. 333- 289438), filed with the SEC on August 8, 2025, as amended on August 28, 2025 and on September 5, 2025. The risks described below and in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (2)
July 1–31, 2025	—	—	—	—
August 1–31, 2025	—	—	—	—
September 1–30, 2025	595,039	$4.3341	595,039	48.79
Total	595,039	$4.3341	595,039	48.79

(1) Represents share repurchases under the Company’s previously announced $2.0 million stock repurchase program (the “Old Program”) and $50 million stock repurchase program (the “New Program”). During the quarter ended September 30, 2025, the Company completed the Old Program and utilized $1.2 million of the New Program.

(2) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2025. As of September 30, 2025, 276,296 shares had been repurchased under the New Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 23, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 11, 2022).
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 26, 2025).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
4.1	Form of Pre-Funded Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
4.2	Form of Lead Investor Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
4.3	Form of Foundation Investor Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
4.4	Form of Management Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
4.5	Form of Advisor Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).
10.1

Form of Securities Purchase Agreement, dated as of July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).

10.2

Placement Agency Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).

10.3

Form of Registration Rights Agreement, dated as of July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).

10.4

Strategic Advisor Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Karatage Opportunities (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).

10.5

Asset Management Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Galaxy Digital Capital Management LP, as asset manager (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2025).

10.6

Digital Asset Purchase and Sale Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and the Sui Foundation (incorporated by reference to Exhibit 10.6 to the Form S-1/A, filed with the SEC on August 28, 2025).

10.7

Common Stock Purchase Agreement, dated as of August 1, 2025, by and among Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2025).

10.8

Registration Rights Agreement, dated as of August 1, 2025, by and among Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2025).

10.9

Custodial Services Agreement with BitGo, dated as of July 26, 2025, by and between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd. and BitGo Trust Company, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form S-1/A, filed with the SEC on August 28, 2025).

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

SUI GROUP HOLDINGS LIMITED

Date: November 13, 2025	By:	/s/ Douglas M. Polinsky
DOUGLAS M. POLINSINKY
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Joseph A. Geraci, II
JOSEPH A. GERACI, II
Chief Financial Officer

