Form 10-K
period 2025-12-31
SUI Group Holdings Ltd.
filed 2026-02-27
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________________

FORM 10-K

 ________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 001-41472

 ________________________

SUI GROUP HOLDINGS LIMITED
(Exact name of Registrant as specified in its Charter)

 ________________________

Minnesota	90-0316651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Wayzata Blvd, #205, Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

(952) 479-1923

(Registrant’s telephone number, including area code)

 ________________________

Mill City Ventures III, LTD

(Former name, former address and former fiscal year, if changed since last report)

________________________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2025, was approximately $3,496,000 based on the closing sales price of $1.83 per share as reported by the Nasdaq Capital Market. As of February 20, 2026, there were 76,802,872 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUI GROUP HOLDINGS LIMITED

Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future financial performance of Sui Group Holdings Limited (the “Company,” “Sui Group,” or “we”), and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Some of the forward-looking statements contained in this Annual Report relate to, and are based on the Company’s current assumptions regarding, the following:

•	the expected benefits of the Company’s rebranding;

•	the ability of the Company to execute on its business plans;

•	the Company’s digital asset treasury strategy;

•	the digital assets to be held by us and their future performance;

•	the success of the Company’s portfolio investments;

•	the Company’s relationships with third parties;

•	the dependence of the Company’s success on the general economy and its impact on the industries in which the Company operates;

•	the Company’s regulatory structure and tax treatment;

•	the adequacy of the Company’s cash resources and working capital; and

•	the timing of cash flows.

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Applicable risks and uncertainties include, among others, the Company’s ability to achieve profitable operations; fluctuations in the market price of SUI (“SUI”) and other digital asset tokens that will impact the Company’s accounting and financial reporting; government regulation of cryptocurrencies; changes in securities laws or regulations; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of cryptocurrency assets for U.S. and foreign tax purpose; expectations with respect to future performance, growth and anticipated acquisitions; potential litigation involving the Company or the validity or enforceability of the intellectual property of the Company; global economic conditions; geopolitical events and regulatory changes; access to additional financing, and the potential lack of such financing; and the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby, as well as other risks and uncertainties discussed in “Item 1A. Risk Factors” in this Annual Report and in other filings made by the Company from time to time with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock, par value $0.001 per share (the “Common Stock”) speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this Risk Factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

Risks Related to Our SUI Treasury Strategy

•	Our financial results and the market price of our Common Stock may be affected by the trading price of SUI.
•	Our SUI treasury strategy has not been tested over an extended period of time or under different market conditions.
•

The prices of digital currencies, including SUI, are highly volatile and may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of SUI are likely to influence our financial results and the market price of our Common Stock.

•

The trading prices of many digital assets, including SUI, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of SUI, could have a material adverse effect on the Company.

•	The value of SUI may be highly volatile and subject to fluctuations due to a number of factors.
•	The concentration of our SUI holdings could enhance the risks inherent in our SUI treasury strategy.
•	If we fail to implement our SUI business strategy or if our SUI treasury strategy is ineffective, our financial performance could be materially adversely affected.
•	Our SUI strategy exposes us to risk of non-performance by counterparties.
•	Shareholders may not receive the benefits of any forks or airdrops.
•

Our SUI holdings and other digital asset holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

•	Exposure to market abuse and manipulation may affect the market price of SUI.
•

The failure, insolvency, or mismanagement of our custodians and trade execution partners may result in the partial or total loss of our SUI holdings, delays or failures in executing trades, or other disruptions to liquidity and access.

•	Internal control failures may occur at BitGo or other cryptocurrency custodians or exchanges we may utilize in the future.
•

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SUI, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our SUI and our financial condition and results of operations could be materially adversely affected.

•	We may require significant additional capital to expand our SUI treasury strategy; if we cannot raise such capital on acceptable terms, our business and share price may be adversely affected.
•

We may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SUI or otherwise generate funds using our SUI holdings, including in particular during times of market instability or when the price of SUI has declined significantly.

•

We may be subject to regulatory developments related to cryptocurrency assets and cryptocurrency asset markets, which could adversely affect our business, financial condition, and results of operations.

•	Changes in the accounting treatment of our SUI holdings could have significant accounting impacts, including increasing the volatility of our results.
•

If we violate anti-money laundering or sanctions rules, we could be subject to regulatory enforcement action resulting in significant fines, which could materially adversely affect our financial performance.

•

Absent federal regulations, there is a possibility that SUI may be classified as a “security.” Any classification of SUI as a “security” would subject us to additional regulation and could materially impact the operation of our business.

•

If we were deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

•

The recently enacted Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) creates a new federal regulatory framework for stablecoins in the United States, and its implementation could materially impact our stablecoin-related business, operations, and compliance obligations.

•

The classification of any of our cryptocurrencies as a commodity could subject us to additional regulation by the Commodity Futures Trading Commission (“CFTC”), resulting in significant compliance costs or the cessation of certain activities.

•	We face other risks related to our SUI treasury business model

Risks Related to Our Portfolio Investment

•	We may need to raise additional capital to fund our portfolio investment operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.
•	If we are unable to maintain diverse and robust sources of capital, our growth prospects, business, financial condition and results of operations could be adversely affected.
•

Although we have identified general guidelines that we believe are important in evaluating prospective portfolio investment opportunities, we may enter into transactions with borrowers that do not meet such guidelines, increasing the risk that the price of our Common Stock could be volatile.

•

We may provide specialty finance solutions to early-stage companies, financially unstable businesses, or a borrower lacking an established record of revenue or earnings, which could adversely affect the price of our Common Stock.

•

Many of our specialty finance investment transactions involve borrowers about which little, if any, information is publicly available, which may impair our ability to identify borrowers able to repay our loans and adversely affect the price of our Common Stock.

•

If we are deemed to be an investment company under the 1940 Act, we may be required to institute burdensome compliance requirements, and our activities may be restricted. In such an event, our business would likely be materially adversely affected.

•

Our $10 million in principal amount loan to Mustang Funding, LLC (“Mustang”) is subordinated to senior lenders (collectively, the “Senior Lenders”), in right of payment, in respect of our exercise of rights and remedies, and in right of collateral, with the result that our investment portfolio will for the foreseeable future be highly concentrated in and dependent upon the operational and financing success of Mustang.

•	Our ability to identify and consummate investment opportunities, and any need we may have for additional capital, will almost certainly be affected by general economic conditions.
•

Our reputation and brand are important to our portfolio investment business, and if we are unable to continue developing our reputation and brand, our ability to retain existing capital sources, and to attract borrowers could be adversely affected.

Risks Related to Our Operations and Ownership of Our Common Stock

•	The price of our Common Stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.
•	We are highly dependent on the services provided by certain executives and key personnel.
•

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause price of Common Stock to decline.

•

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares and classes of common and preferred stock without shareholder approval, which could cause significant dilution and adversely affect the rights of existing stockholders.

•	Cyber incidents or attacks directed at our portfolio investment business could result in information theft, data corruption, operational disruption and/or financial loss.
•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•	Requirements associated with being a public company in the United States require significant company resources and management attention.
•

We may identify material weaknesses in our internal controls over financial reporting. If we cannot remediate internal controls weaknesses or if we cannot maintain effective internal controls over financial reporting in the future, it could harm us.

PART I

ITEM 1  BUSINESS

Overview

Sui Group Holdings Limited, formerly known as Mill City Ventures III, Ltd., is a Minnesota corporation headquartered in Wayzata, Minnesota. The Company was originally incorporated as Mill City Ventures III, Ltd. in the State of Minnesota on January 10, 2006.  From our inception until December 13, 2012, we operated as a development-stage company involved in the gaming and entertainment industry. In 2013, we elected to become a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We operated as a BDC until we withdrew our BDC election on December 27, 2019.

Following the withdrawal of our BDC status, we operated as a publicly traded specialty finance company focused on short-term, non-bank lending solutions, which we refer to as our portfolio investment business. Our portfolio investment business focused on providing short-term specialty finance solutions primarily to private businesses, micro- and small-cap public companies and high-net-worth individuals. To avoid again becoming subject to regulation under the 1940 Act, we monitor our holdings as a whole with the aim of ensuring that no more than 40% of our total assets may consist of “investment securities,” as that term is defined and understood under the 1940 Act.

In 2025, we undertook a strategic shift by launching the industry’s first SUI treasury strategy, under which the principal holding in our treasury reserve on the balance sheet is allocated to the native cryptocurrency of the Sui blockchain (commonly referred to as “SUI”). Since the launch of our digital asset treasury strategy, we have established the largest publicly traded SUI treasury, backed by an exclusive relationship with the Sui Foundation (the “Sui Foundation”), an independent organization dedicated to the advancement and adoption of the Sui network.

On August 26, 2025, we formally changed our name to Sui Group Holdings Limited, following an amendment to our Articles of Incorporation filed with the Officer of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our core blockchain initiatives.

SUI Treasury Management Business

We execute our SUI treasury management business by acquiring SUI tokens through open-market purchases, institutional-grade deal flow typically reserved for cryptocurrency funds, and a negotiated purchase agreement with the Sui Foundation. This structure enables broader investor access to SUI through a publicly traded vehicle. As the only SUI treasury with Sui Foundation support, we believe that we are uniquely positioned to capitalize on technology trends and ecosystem growth relating to SUI, while providing liquid, and institutional-grade access to blockchains designed for scalability and global adoption.

We view SUI as our core holding and expect to continue to accumulate SUI. We have not set any specific target for the amount of SUI we seek to hold, and we will continue to monitor market conditions in determining whether to engage in financing to purchase additional SUI. This overall strategy also contemplates that we may (i) periodically sell SUI for general corporate purposes, including to generate cash for treasury management, acquisitions, or strategies that generate tax benefits in accordance with applicable law, and (ii) pursue strategies to create income streams or otherwise generate funds using our SUI holdings.

As of December 31, 2025, we held 105 million SUI tokens in our treasury, representing $147 million in digital assets, and had loaned an additional 3 million SUI tokens. This equates to approximately 1.34 SUI per share of Common Stock and Pre-Funded Warrants (as defined below) issued to certain investors involved in the Private Placement. A significant majority of these holdings continue to be staked, generating an annualized yield of approximately 1.7% with the remaining holdings deployed toward higher yield-generating lending opportunities. These assets reflect our strategic commitment to the Sui blockchain infrastructure and serve as a flexible source of liquidity for future acquisitions and operational portfolio investments.

On February 11, 2026, the Company announced that its native synthetic dollar, eSui Dollar (“suiUSDe”), launched on Sui Mainnet. Additionally, SUI Group announced the deployment of $10 million in newly minted suiUSDe into a vault operated by Ember Protocol, a vault and investment infrastructure provider incubated by the team behind Bluefin.

Staking

A significant majority of the Company’s SUI holdings are currently staked. Going forward, the Company intends to continue staking up to 100% of the SUI that has not been deployed toward other yield and investment opportunities to earn a yield of approximately 1.7% per annum based on daily average earnings data provided by the Company’s custodian, BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.) (“BitGo”).

Staking is facilitated through one or more third-party staking service providers. The staking service provider instructs BitGo to delegate SUI to one or more validator addresses in accordance with the Company’s staking policy. Although the validator receives the delegated SUI for staking purposes, custody and control of the assets remain at all times with BitGo.

The Sui network operates using a Delegated-Proof-of-Stake system to secure and operate the network, meaning that the voting power of a validator in the network is determined by the amount of stake delegated to them by SUI token holders. The more stake delegated to a validator, the more voting power they have. In exchange for processing transactions and performing consensus, validators earn rewards based on the amount of transaction fees (the “Gas Fees”) collected. These rewards are then shared among stakers as staking rewards, which may be treated as income for U.S. federal income tax purposes. The amount of SUI the Company may receive as reward for its staking activity can vary significantly. The staking process is continuously adjusted in scale, in line with network and market conditions, to ensure the Company maintains sufficient liquidity for redemptions on any business day, subject to a one-day unbonding period.

Staking activities involve a potential risk of SUI loss. Staked SUI are not subject to the protections enjoyed by depositors with the Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) member institutions. In addition, the Sui network dictates requirements for participation in validation activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If validators’ staked SUI are slashed by the Sui network, their assets may be confiscated, withdrawn, or burnt by the network, resulting in losses to them. In combination, they deter malicious validators from attacking blockchains.

The Company believes that the staking service providers with whom it contracts are reputable and will not engage in harmful behavior that could lead to slashing or penalties. Currently, the Company’s only staking service provider is Galaxy Digital LLC (the “Asset Manager”).

Hedging

The Company currently does not engage in derivative or hedging transactions. In the event the Company engages in derivative or hedging transactions in the future, it will notify investors via a prospectus supplement, current report on Form 8-K or annual or quarterly reports, as applicable, and/or on the Company’s website.

The Company’s Policies Related to Air Drops, Incidental Rights and Hard Forks

Airdrops: Airdrops refer to the distribution of digital assets to holders of an existing cryptocurrency, typically for promotional or network development purposes. The promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital assets. Airdrops may be conducted by sending a token to the holders of set amounts of SUI. Alternatively, airdrops may involve a user being entitled to claim tokens on a decentralized application, second-layer network or entirely separate digital asset network. As such, a user entitled to receive airdrops may be required to take little or significant actions in order to receive such airdropped tokens. The Company intends to evaluate each airdrop on a case-by-case basis, together with the Asset Manager, and in consultation with the Company’s legal and compliance advisors, in order to assess the asset’s legitimacy, market viability and regulatory implications. We may choose to accept, hold, sell or distribute airdropped assets based on their alignment with our financial objectives, regulatory compliance requirements and operational capabilities, subject to internal governance procedures.

Incidental Rights: Incidental rights may arise when holders of a digital asset are granted additional privileges, such as voting rights, access to new tokens or other benefits associated with a blockchain protocol. The Company intends to review any incidental rights associated with our digital asset holdings to determine their economic and strategic value. If such rights are deemed material, we will disclose their receipt and our intended actions (e.g., exercising, transferring or declining such rights) in accordance with applicable securities laws and other applicable requirements. Decisions regarding incidental rights are made by our treasury team, with oversight from the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Board”) to ensure compliance with corporate governance standards.

Hard Forks: A “hard fork” occurs when a blockchain protocol undergoes a significant change, resulting in a divergence that may create a new digital asset. In the event of a hard fork affecting our digital asset holdings, we will assess the resulting assets’ technical stability, market acceptance and regulatory status. The Board, together with the Asset Manager, in collaboration with the Company’s legal and compliance advisors, will determine whether to claim, hold or dispose of any new assets created by the hard fork. We aim to act in the best interests of our shareholders, balancing potential financial opportunities with risks related to market volatility, regulatory uncertainty and operational complexity. Any material actions taken in response to a hard fork will be disclosed promptly to investors, including through timely press releases and regulatory filings, as required.

Private Placement and Digital Asset Purchase and Sale Agreement with Sui Foundation

On July 27, 2025, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with the investors identified on the signature pages thereto (the “PIPE Investors”) and a related registration rights agreement in connection with the issuance and sale in a private placement of the following securities to the PIPE Investors for gross proceeds of approximately $450 million: (i) 75,881,625 shares (the “Common Shares”) of the Company’s Common Stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,144,205 shares of Common Stock at an exercise price of $0.0001 per share (the “Private Placement”) paid for using a combination of cash and SUI tokens. The Company raised gross proceeds of approximately $138 million in SUI, approximately $53 million in USDT and approximately $259 million in cash and cash equivalents (the “Cash PIPE Proceeds”) in the Private Placement.

On July 27, 2025, the Company entered into a Digital Asset Purchase and Sale Agreement (the “Digital Asset Purchase and Sale Agreement”) with the Sui Foundation, pursuant to which the Company agreed to purchase, and the Sui Foundation agreed to sell and transfer certain SUI tokens as set forth in one or more confirmations. On July 31, 2025, pursuant to the Digital Asset Purchase and Sale Agreement and a subsequent digital asset purchase and sale agreement dated July 31, 2025, the Company used approximately $140 million of the Cash PIPE Proceeds to acquire SUI (the “Initial Purchased Digital Assets”). For the 12 months following the Private Placement, subject to market conditions, the Company intends to continue to use approximately $140 million of Cash PIPE Proceeds to acquire additional SUI, in the open market with the Asset Manager as execution trader.  The USD price per SUI token purchased pursuant to the Digital Asset Purchase and Sale Agreement will be equal to the product of (i) 0.85 multiplied by (ii) the twenty-four (24)-hour time weighted average price on the Closing Date (as defined in the Digital Asset Purchase and Sale Agreement), as reasonably calculated by the Company. Pursuant to the terms of the Digital Asset Purchase and Sale Agreement, the SUI tokens purchased will be subject to transfer restrictions for a period of two years plus 30 days following purchase. Notwithstanding the foregoing, the transfer restrictions will not apply to the extent necessary to enable the Company to comply, or to be in compliance with, the provisions of the 1940 Act. The Digital Asset Purchase and Sale Agreement also provide to the Sui Foundation with certain rights (but not an obligation) to purchase additional SUI tokens offered by the Company in certain transactions for a two-year period after the Closing Date.

Custody of the Company’s SUI Holdings

On July 26, 2025, the Company and BitGo entered into a Custodial Services Agreement (the “Custodial Agreement”) under which BitGo agrees to safeguard the private keys and cryptocurrency assets that the Company deposits with it. BitGo’s custodial accounts are segregated and maintained offline for heightened security, and BitGo carries insurance policies that may cover certain losses. BitGo is a qualified custodian regulated by the South Dakota Division of Banking.

As a regulated custodian, BitGo is subject to a detailed statutory and regulatory framework, including holding customer assets in segregated client accounts on behalf of customers. Approximately 99% of the Company’s assets and private keys kept by BitGo are held in cold storage (i.e., offline) in segregated accounts and are never commingled with BitGo or other client assets. BitGo applies industry standards, such as CryptoCurrency Security Standard (CCSS) and SOC1 and SOC2, while also working with the most trusted brands in the industry and offering clients comprehensive insurance solutions.

The BitGo ecosystem and architecture for private key management include the BitGo platform, hardware security modules (“HSMs”) and modular services. The BitGo cold custody solution is built on BitGo’s security to manage keys on behalf of customers. BitGo only signs transactions that have been authorized by its sponsor and follow the policies set by the account administrators.

The primary keys and backup keys are created offline using an Offline Vault Console (“OVC”) on air gapped laptops during a secure ceremony to create hardened cryptographic seeds that power the BitGo solution. This is to ensure only machines that have no access to the internet and are pristine are able to see private key material.

Undisclosed personnel at BitGo hold the sharded keys (i.e., keys split into multiple fragments, called shards). When they are reconstituted, they are able to sign a transaction which moves funds in the public blockchain. To mitigate collusion, the individuals who have the sharded keys are different from those who have access to the vaults where the signings happen.

The private key is reconstituted in the OVC, but only in internal memory. At no point is it displayed or shown to any user. After signing is done, the key is no longer available in memory. The OVC is run in a read-only disk, so once the laptop is powered off, there is no non-volatile storage of any kind to write back to disk. The OVC operates using a RAM disk, where it simulates a real hard disk, but it is completely ephemeral and is wiped as soon as the machine is power cycled or rebooted, thus wiping the reconstituted private key and preventing it from being copied or compromised.

BitGo is a South Dakota trust company, and the private keys are strategically distributed across various geographic locations within the United States. In order to enhance security measures, BitGo refrains from disclosing the exact locations of these keys.

At the time of wallet creation, BitGo creates a unique key pair within its HSMs in order to give each client a unique wallet on-chain. These online keys are wrapped by the BitGo HSM and stored within BitGo’s data vault for the BitGo platform keys used to sign transactions.

As all custody wallets are segregated, the existence of SUI held by the Company can be verified on-chain by the Company or any other authorized party.

BitGo cold wallets are supported by a $250 million insurance policy issued by Lloyd’s of London. The specifics of the policy include cyber insurance, errors and omissions insurance, and general specie. Any copying and theft of private keys, insider theft or dishonest acts by BitGo employees or executives, and loss of keys directly related to BitGo’s custody of keys should be covered by this amount. This insurance policy is shared among all of BitGo’s clients and is not specific to the trust or to customers holding SUI and may not be available or sufficient to protect the trust from all possible losses or sources of losses. The Company may purchase additional insurance coverage through BitGo’s underwriter, although the Company has not purchased such additional insurance cover as of February 20, 2026. BitGo is not FDIC insured. BitGo has established a business continuity plan that will support its ability to conduct business in the event of a significant business disruption. This plan is reviewed and updated annually, and can be updated more frequently, if deemed necessary, by BitGo in its sole discretion. Should BitGo be impacted by a significant business disruption, BitGo aims to minimize business interruption as quickly and efficiently as possible.

The Custodial Agreement commenced on July 26, 2025, and will continue for one (1) year, unless earlier terminated in accordance with the terms of the Custodial Agreement. After the initial term, the Custodial Agreement will automatically renew for one-year successive renewal terms, unless either party notifies the other of its intention not to renew with at least 60 days’ prior-notice. Either party may terminate the Custodial Agreement for a material breach if such breach is not cured within 30 days following written notice thereof. BitGo may suspend or restrict the Company’s access to the custodial services and/or deactivate, terminate or cancel the Company’s custodial account for any reason upon providing at least thirty (30) days’ written notice to the Company, or immediately if BitGo perceives a risk of legal or regulatory non-compliance associated with the Company’s custodial account activity, among other things. The Company may terminate the Custodial Agreement at any time upon providing at least 30 days’ written notice to BitGo, paying outstanding amounts and an early termination fee equal to the highest monthly fees due for any month of services before such termination multiplied by the number of months remaining in the term.

SUI, SUI Markets and Regulation of SUI

This section provides a more detailed description of SUI, including information about the historical development of SUI, how SUI is held, how SUI is used in transactions, how SUI is traded, the spot markets where SUI can be bought, held and sold, the SUI over the counter (“OTC”) market and SUI validating.

SUI and the Sui Network

SUI is a digital asset that is created and transmitted through the operations of the peer-to-peer Sui network, a network of computers that operates on cryptographic protocols. No single entity owns or operates the Sui network, the infrastructure of which is collectively maintained by a broad user base. The Sui network allows people to exchange tokens of value, called SUI, which are recorded on a public transaction ledger known as a blockchain. SUI can be used to pay for transaction fees and network operations, including computational power on the Sui network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Sui network was designed to allow users to write and implement smart contracts — that is, general-purpose code that executes on the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SUI on the Sui network. Smart contract operations are executed on the Sui blockchain in exchange for payment of SUI. Like the Ethereum network, the Sui network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Sui network primarily uses a delegated proof-of-stake consensus mechanism to incentivize SUI holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work.

Unlike many other smart contract platforms that batch transactions into blocks, SUI validators individually validate transactions. SUI uses “Narwhal” and “Bullshark” as its memory pool and consensus engines, respectively, which supplement proof-of-stake by allowing transactions performed on SUI to be verified and executed in parallel, rather than sequentially like in prominent blockchains such as Bitcoin and Ethereum. Under Narwhal, instead of a proposing validator broadcasting all transactions in a block to the other validators, the proposing validators send references to transactions that other validators have already received in their local memory pools. These memory pools serve as logs of unprocessed transactions awaiting verification and execution on a blockchain. The transaction data can thus bypass the full consensus process, removing the large data transmission step which often impedes proof-of-stake consensus and introduces latency. Further unlike traditional blockchains, which add transactions in a single, linear sequence, Bullshark uses a structure whereby each transaction points to multiple previous transactions, allowing many transactions to be processed at the same time. The purpose of Narwhal and Bullshark is to increase scalability of a blockchain allowing for parallel processing of transactions and increasing transaction speed.

Founding

The Sui network was initially conceived in 2021 by Evan Cheng, Adeniyi Abiodun, Sam Blackshear, George Danezis, and Kostas Chalkias to continue research initially performed while the group was employed by Meta Platforms, Inc., in which they collaborated on a digital asset project called Diem (formerly known as Libra). Mysten Labs Inc. (“Mysten”), an independent consortium of blockchain software developers which has partially contributed to and continues to contribute to the development of the Sui network, formed as an outgrowth of the Diem project. The Sui Foundation is an independent nonprofit entity that supports research and development of open-source technology related to SUI.

Although Mysten and the Sui Foundation continue to exert significant influence over the direction of the development of SUI, the Sui network is distributed and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SUI.

Technology and Operation

Parallel Execution and Object-Centric Model

Unlike traditional blockchain models that rely on sequential transaction execution, SUI’s architecture enables parallel transaction execution, significantly increasing throughput. Transactions involving independent objects can be processed simultaneously, reducing bottlenecks. The object-centric model provides a more intuitive and developer-friendly way to structure smart contracts. Each object has a defined owner, allowing SUI to optimize state management and computation.

Narwhal and Bullshark Consensus Mechanism

The Sui network employs a dual-layer consensus mechanism known as Narwhal and Bullshark, which decouples transaction ordering from execution. Narwhal is a key component of the Sui network’s consensus mechanism. It is a high-performance memory pool that organizes transactions into a directed acyclic graph structure. This organization allows for efficient transaction processing and reduces the likelihood of bottlenecks. Narwhal’s design ensures that the Sui network can maintain high throughput and low latency, making it suitable for applications that require rapid transaction processing.

Bullshark is the consensus protocol used by the Sui network, built on top of Narwhal. It is designed to achieve fast finality and high security. Bullshark uses a byzantine fault tolerant consensus mechanism, which ensures that the network can reach consensus even in the presence of malicious actors. This protocol is optimized for performance, allowing the Sui network to process a large number of transactions per second while maintaining a high level of security.

Smart Contracts and Development on the Sui Network

Smart contracts are programs that run on a blockchain that can be executed automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debt or promises represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Sui network involves building more complex tools on top of smart contracts, such as decentralized apps and organizations that are autonomous, known as decentralized autonomous organizations, and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

In total, as of the date of this Annual Report, approximately 100 apps are currently built on the Sui network, including in the collectible non-fungible tokens (“NFT”), gaming, music streaming, and decentralized finance categories.

Additionally, the Sui network has been used for decentralized finance (“DeFi”) platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency.

Unlike tokens, which are primarily used for payments and transaction fees, NFTs represent ownership of unique digital or real-world assets. On the Sui network, NFTs can encode rights to in-game assets, digital art, music, or utility tokens within applications. NFTs are tradable across applications, contributing to a new, internet-native economy. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Sui network. For example, an NFT may convey rights to a digital asset that exists in an online game or a decentralized app, and users can trade their NFT in the decentralized app or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

Overview of the Sui network’s Operations

In order to own, transfer or use SUI directly on the Sui network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Sui network. SUI transactions may be made directly between end-users without the need for a third-party intermediary. The Sui network prevents double-spending by validating and recording transactions either through direct validator execution or, when needed, via consensus. Transactions involving shared objects are memorialized on the Sui blockchain to ensure consistency and prevent conflicts. This verification process is managed by validators who either directly execute transactions or reach consensus to include shared-object transactions in checkpointed blocks. These blocks form part of the Sui blockchain, which acts as a source of truth for shared state. Unlike traditional blockchains that rely solely on the sequential production of blocks for all transactions, the Sui network differentiates between independent and shared transactions. Independent transactions can be executed in parallel without global ordering, while only shared transactions require consensus and block inclusion.

SUI Token Issuance

Initial Creation of SUI and SUI Supply

Unlike Bitcoin, which was solely created through a progressive mining process, 10 billion SUI were created in connection with the launch of the Sui network. Following the launch of the Sui network, no further SUI will be created unless a hard fork of the Sui network’s protocol occurs. The Sui network’s total supply of 10 billion SUI tokens is unlocked according to a distribution and unlock schedule designed to balance liquidity, stability, and long-term growth. The current unlock schedule is subject to adjustments as determined by the Sui Foundation to ensure a stable tokenomics model that supports the Sui network’s health and will be available for download via an application programming interface maintained by the Sui Foundation. According to the Sui Foundation, distributions of locked SUI tokens were made to Series A and Series B investors and early contributors beginning in April 2024, and distributions of locked SUI tokens were made to Mysten Labs Treasury beginning in October 2023.

The Sui network, or “mainnet” launched on May 3, 2023 with a portion of the total supply made liquid at launch. At or shortly after launch, the mainnet was supported by over 100 validators and over 400 nodes. DeepBook, the Sui network’s first native liquidity layer, launched in July 2023. This central limit order book gives DeFi protocols and other app builders a mechanism to support both market and limit token swaps. By mid-July 2023, the Sui network had approximately one million active wallets, rising to approximately three million active wallets by mid-August 2023, nine million active wallets by the end of November 2023, and over 120 million active wallets by mid-April 2025.

On September 13, 2023, zkLogin, a new primitive, launched on the Sui network, letting builders incorporate authorization through existing credentials from providers such as Google, Facebook and Twitch. This development significantly eased the onboarding path for new Web3 users.

By February 2024, DeFi protocols on the Sui network had reached $500 million in total value locked, putting the Sui network in the top ten blockchains by that metric. That number rose to $1 billion in total value locked by the end of September 2024, and $2 billion in January 2025. By April 2024, the beta version of the 2024 edition of the Move programming language became available, which added many useful new features, including method syntax, positional fields, and loop labels. On June 18, 2024, Mysten Labs announced the launch of Walrus, a decentralized data storage network that uses SUI as a coordination layer. Walrus launched on the Sui network in April 2025.

On August 6, 2024, engineers launched Mysticeti, a new consensus mechanism for the Sui network that could allow the Sui network to process shared object transactions with even less latency. In September 2024, Agora’s U.S. dollar-backed stablecoin (AUSD) arrived on the Sui network, giving DeFi users a new option for token purchases and swaps. The advent of a new coin AUSD on the Sui network, which was previously launched on Ethereum and Avalanche, was one of a number of native stablecoins on the Sui network. suiUSDe, which is the SUI-native version of USDC, another stablecoin, was added to the Sui network in October 2024, and FDUSD, yet another stablecoin, was added to the Sui network in November 2024.

The SUI token serves four purposes on the Sui network. First, SUI can be staked within an “epoch” in order to participate in the proof-of-stake mechanism. Second, SUI is the asset denomination needed for paying the Gas Fees to execute transactions or other operations on the Sui network. Third, SUI can be used as a versatile and liquid asset for various applications including the standard features of money — a unit of account, a medium of exchange, or a store of value — and more complex functionality enabled by smart contracts, interoperability, and composability across the Sui ecosystem. Fourth, and finally, SUI plays an important role in governance by acting as a right to participate in on-chain voting on issues such as protocol upgrades.

The SUI token powers a variety of real-world applications:

1.

Decentralized Finance: Lending and borrowing protocols allow users to supply SUI for interest or borrow against collateral. Yield farming and staking rewards allow liquidity providers to earn yield by participating in automated market makers and liquidity pools. Stablecoins and payments benefit from SUI’s fast and low-cost transactions, making it attractive for cross-border transfers and remittances.

2.

Non-Fungible Tokens: NFT minting and trading allow artists and developers to create and trade NFTs on SUI’s blockchain with low minting costs. On-chain gaming assets enable in-game items, skins, and collectibles to be represented as NFTs, unlocking true ownership.

3.

Gaming and Metaverse: Play-to-earn gaming economies allow players to earn rewards in a decentralized manner. Low-latency transactions enable smooth in-game purchases and seamless on-chain interactions.

4.

Supply Chain and Enterprise Solutions: Provenance and authentication solutions track goods transparently, with the goal of ensuring authenticity and reducing fraud. Enterprise blockchain integration supports identity management, record-keeping, and automation.

5.

Identity Verification and Security: Decentralized identity solutions verify credentials and aim to prevent fraud. Data privacy enhancements allow privacy-preserving transactions and selective disclosure mechanisms.

Limits on SUI Supply

SUI has a total supply of 10 billion tokens, meaning no additional SUI will be minted beyond this limit unless a “hard fork” of the Sui network’s protocols occur, as described above. At network launch, a portion of the total supply was in circulation, while the remaining tokens are being released progressively over time, unless a hard fork of the Sui network’s protocols occur. The structured emission schedule is designed to support network security, incentivize validators and participants, and sustain the long-term growth of the Sui network. Additionally, pursuant to the Digital Asset Purchase and Sale Agreement, the Initial Purchased Digital Assets (approximately 42% of the Company’s SUI holdings as of December 31, 2025) are subject to a lock-up period of thirty (30) days after the two-year anniversary of the closing date.

Governance of the Sui Network and Modifications to the Protocol

SUI token holders participate in network governance by voting on protocol upgrades, fee adjustments, and validator policies and incentives. The governance model is designed to be inclusive and transparent, encouraging community-driven decision-making.

The Sui Foundation oversees ecosystem development, distributing funds for grants, research, and innovation to drive network growth. The Sui Foundation is an independent, non-profit entity established to support and advance the adoption, security, and sustainability of the Sui network. The Sui Foundation is dedicated to fostering an open ecosystem that empowers developers, users, and enterprises to build and interact with blockchain-based applications. As the primary steward of the Sui network, it plays a pivotal role in the protocol’s long-term development by overseeing ecosystem growth, allocating community resources, funding research initiatives, and ensuring governance transparency. The Sui Foundation operates in alignment with the principles of decentralization, innovation, and inclusivity, promoting an equitable and sustainable blockchain ecosystem.

The core development team behind the Sui network is Mysten, a blockchain technology company focused on developing innovative and scalable solutions to enhance decentralized applications and blockchain infrastructure. Mysten played a foundational role in designing and launching the Sui network. The Company continues to contribute to SUI’s technical advancements while fostering an ecosystem of developers, enterprises, and users who leverage its cutting-edge infrastructure. Mysten operates as a private technology company and is distinct from the Sui Foundation, which oversees governance, community funding, and decentralization efforts for the Sui network. While Mysten remains a significant contributor, the long-term evolution of SUI is guided by decentralized governance mechanisms and community participation.

Summary of a SUI Transaction

The following is a summary of a payment transaction of SUI on the Sui network.

Prior to engaging in SUI transactions directly on the Sui network, users generally must first install on their computer or mobile device a Sui network software program that will allow the user to generate a private and public key pair associated with a SUI address. The Sui network software program and the SUI address also enable the user to connect to the Sui network and transfer SUI to, and receive SUI from, other users.

Each Sui network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive SUI, the SUI recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SUI. The recipient, however, does not make public or provide to the sender its related private key. Wallets used to store cryptographic keys can be “hot” or “cold.” A hot wallet is connected to the internet, and is thus readily available to facilitate trading, but may be more vulnerable to hacking. A cold wallet is a wallet that stores cryptographic keys offline, such as on a computer that has no internet access, a segregated piece of hardware, or a piece of paper.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the SUI contained in the associated address. Likewise, SUI is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending SUI, a user’s Sui network software program must validate the transaction with the associated private key. In addition, since every computation on the Sui network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Sui network software program to the Sui network validators to allow transaction confirmation.

Sui network validators record and confirm transactions when they validate and add blocks of information to the Sui blockchain. When a validator validates transactions, it creates a block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to transactions prior to the transactions is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block of SUI transactions, the Sui network software program of both the spending party and the receiving party will show confirmation of the transaction on the Sui blockchain and reflect an adjustment to the SUI balance in each party’s Sui network public key, completing the SUI transaction. Once a transaction is confirmed on the Sui blockchain, it is irreversible.

Some SUI transactions are conducted “off-blockchain” and are therefore not recorded in the Sui blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding SUI or the reallocation of ownership of certain SUI in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Sui blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Sui transactions in that they do not involve the transfer of transaction data on the Sui network and do not reflect a movement of Sui between addresses recorded on the Sui network’s blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of SUI ownership is not protected by the protocol behind the Sui network or recorded in, and validated through, the blockchain mechanism.

SUI Markets and Exchanges

SUI can be transferred in direct peer-to-peer transactions through the direct sending of SUI over the Sui network from one Sui network address to another.

SUI can be used as a means to conduct cross-border payments and to pay other users of the Sui network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Sui network or through third-party service providers.

In addition to using SUI to engage in cross-border transactions or payment for goods and services, investors may purchase and sell SUI to speculate as to the price of SUI in the SUI market, or as a long-term investment to diversify their portfolio. The price of SUI within the market is determined, in part, by the supply of and demand for SUI in the global SUI market, market expectations for the adoption of SUI as a store of value or as a viable cross-border payments facilitator, the number of merchants that accept SUI, the regulatory challenges faced by SUI, and the volume of peer-to-peer transactions, among other factors.

SUI spot markets typically permit investors to open accounts with the market and then purchase and sell SUI via websites or through mobile applications. Prices for trades on SUI spot markets are typically reported publicly. An investor opening a trading account on a digital asset trading platform must deposit an accepted government-issued currency into its account with the trading platform, or a previously acquired digital asset, before they can purchase or sell assets on the trading platform. The process of establishing an account with a digital asset trading platform and trading SUI is different from, and should not be confused with, the process of users sending SUI from one SUI address to another SUI address on the Sui network. This latter process is an activity that occurs on the Sui network, while the former is an activity that occurs entirely within the order book operated by the digital asset trading platform. The digital asset trading platform typically records the investor’s ownership of SUI in its internal books and records, rather than on the Sui network. The digital asset trading platform ordinarily does not transfer SUI to the investor on the Sui network unless the investor makes a request to the exchange to withdraw the SUI in its platform trading account to an off-platform SUI wallet.

The SUI market is largely institutional in nature, and SUI market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for SUI, investment managers, proprietary trading firms, high-net-worth individuals that trade SUI on a proprietary basis, entities with sizeable SUI holdings, and family offices. The SUI market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of SUI. The SUI market has no formal structure and no open-outcry meeting place. Parties engaging in “OTC” transactions will agree upon a price — often via phone or email — and then one of the two parties will then initiate the transaction. For example, a seller of SUI could initiate the transaction by sending the SUI to the buyer’s SUI address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on digital asset trading platforms.

SUI Token Circulation

Newly created SUI are generated through a process referred to as “staking” which occurs when an actor on the Sui network acquires SUI and then pledges that SUI as collateral. This collateral is then put at risk in exchange for the validator collecting rewards for services rendered to the Sui network in the process of forming consensus and adding blocks to the blockchain. When the recipient makes newly minted SUI available for sale, there can be downward pressure on the price of SUI as the new supply is introduced into the SUI market.

The Sui network contains several deflationary measures. The total number of SUI that can ever be created is capped at 10 billion, unless a hard fork of the Sui network’s protocol occurs, as described above. For as long as the supply of SUI is capped, increased activity on the network has a deflationary effect as the Sui network’s Storage Fund grows in relation to the amount of data stored, which effectively takes more SUI out of circulation.

The Sui network’s supply of 10 billion SUI tokens is unlocked according to a distribution and unlock schedule designed to balance liquidity, stability, and long-term growth. The Sui “mainnet” launched on May 3, 2023 with a portion of the total supply made liquid at launch.

SUI Value

Digital asset trading platform valuations

The value of SUI is determined by the value that various market participants place on SUI through their transactions. The most common means of determining the value of a SUI is by surveying one or more digital asset trading platforms where SUI is traded publicly and transparently. Additionally, there may be OTC dealers or market makers that transact in SUI.

Digital asset trading platform public market data

On each online digital asset trading platform, SUI is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro or by the widely used cryptocurrencies Bitcoin and Ethereum. OTC dealers or market makers do not typically disclose their trade data.

Forms of Attack Against the Sui Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Sui network contains certain vulnerabilities. The Sui network relies on a network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process.

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

This is not intended as an exhaustive list of all forms of attack against the Sui network. For additional information, see “Risk Factors.”

SUI Transaction Fees

In proof-of-stake blockchain networks, Gas Fees also contribute to incentivizing validators who maintain the ledger and ensure the integrity of the network. Gas Fees are a fundamental component of blockchain networks, serving as a mechanism to compensate validators for processing transactions and executing smart contracts. These fees are required to allocate computational resources efficiently, prevent spam, and maintain network security. Gas Fees vary based on factors such as network congestion, transaction complexity, and the execution of smart contracts. The structure of Gas Fees is typically designed to balance affordability for users while providing adequate incentives for validators to secure the network and process transactions promptly.

The Sui network splits Gas Fees into two parts: computational fees and storage fees. Computational fees cover the cost of processing transactions, set by validators each epoch through a reference price. Storage fees, paid upfront when creating or changing objects, go into a storage fund — a pool that compensates validators for keeping data on-chain long-term. If users delete unneeded data, they receive a rebate from this storage fund.

The Sui network employs a gas fee model that ensures predictable and efficient transaction processing while minimizing costs for users. Gas Fees in the Sui network are denominated in SUI and serve the following key functions:

1.

Transaction Processing.    Every transaction on the Sui network, including transfers, smart contract executions, and decentralized application interactions, requires a Gas fee. This fee compensates validators for verifying and processing the transaction.

2.

Resource Allocation and Network Efficiency. The Sui network uses a unique transaction processing model that supports parallel execution, which optimizes throughput and reduces congestion. gas Fees play a role in prioritizing transactions, ensuring that resources are allocated efficiently based on demand.

3.

Security and Spam Prevention. Gas Fees deter spam and denial-of-service attacks by imposing a cost on every transaction. This mechanism helps maintain network integrity and prevents unnecessary strain on validators.

4.

Smart Contract Execution. Developers deploying and executing smart contracts on the Sui network must pay Gas Fees to ensure that computational resources are allocated fairly and sustainably. The Move programming language, used within the Sui network, optimizes execution costs and enhances security.

5.

Stability and Long-Term Sustainability. The fee structure of the Sui network is designed to be predictable and user-friendly. Unlike blockchain networks where fees may fluctuate unpredictably due to congestion, the Sui network’s parallel execution model and object-based data structure help keep fees stable and efficient.

Gas Fees in the Sui network are collected in SUI and are either distributed as validator rewards or utilized within network mechanisms to sustain long-term decentralization. As network adoption grows and demand for computational resources increases, the Gas Fee model is designed to dynamically adjust to maintain efficiency and accessibility.

Validators and Market Participants

 .

The Sui network has three main groups of stakeholders. First users of the Sui network who submit transactions to create, mutate, and transfer digital assets or interact with more sophisticated applications enabled by smart contracts, interoperability and composability. Second holders of SUI who have the option of staking their SUI to validators and participating in the proof of stake mechanism. Holders of SUI also have the right to participate in the governance of the Sui network. Third validators who manage transaction processing and execution on the Sui network. Validators earn rewards for processing operations. Users of the network hold their own SUI, which they can delegate to the validators of their choice as part of the validators’ stakes. In so doing, the validators reward users based on the amount of SUI they delegate. Users are free to withdraw their SUI or to change their selected validator when each epoch changes.

The Sui network has developed technology to process blocks at high speed. Blocks are made and processed by validators in roughly 24 hour time period called an epoch. Each Sui network validator maintains its own staking pool to track the amount of stake and to compound staking rewards. Validator pools operate together with a time series of exchange rates that are computed at the beginning of each epoch. These exchange rates determine the amount of SUI that each past SUI staker can withdraw in the future. Importantly, the exchange rates increase as more rewards are deposited into a staking pool and the longer an amount of SUI is deposited in a staking pool, the more rewards it will accrue.

1. Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

2. Retail Sector

The retail sector includes users transacting in direct peer-to-peer SUI activity through the direct sending of SUI over the Sui network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of SUI as a means of payment is still developing and has not been accepted in the same manner as bitcoin because SUI has a generally different purpose than bitcoin.

3. Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of SUI. For buying and selling SUI, the exchanges maintained by Binance Holdings Ltd. (“Binance”) and Bybit Fintech Limited (“Bybit”) are some of the largest Digital Asset Trading Platforms by volume traded. For storing SUI, BitGo is a digital asset custodian that provides custodial accounts that store SUI for users. As the Sui network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Sui network.

Regulation of SUI and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, the SEC, the CFTC, FINRA, the CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness and consumer protective safeguards of  markets or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors.

Recent events, including, among others, the bankruptcy filings of FTX Trading Ltd. (“FTX”) and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis (as defined below), BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms and custodians.

These events led to a significant increase in regulatory and enforcement scrutiny, including from the Department of Justice, the SEC, the CFTC, the White House, Congress and various state-level agencies and attorneys general. For example, in June 2023, the SEC brought charges against Binance and Coinbase, Inc. (“Coinbase”). In addition, in November 2023, the SEC brought similar charges against Kraken alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. However, between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the charges. The SEC has also terminated its investigations or enforcement actions as to other digital asset market participants. Nevertheless, state-level agencies and attorneys general continue to focus on the cryptocurrency industry, and past charges from federal regulators and law enforcement have led to significant volatility in digital asset prices and markets, and any future enforcement actions are likely to have similar effects.

Depending on the regulatory characterization of digital assets, the markets for digital assets in general, and the Company’s activities in particular, the Company’s business and SUI treasury strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our SUI treasury strategy.

In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. In January 2025, the SEC staff officially rescinded Staff Accounting Bulletin No. 121 and issued Staff Accounting Bulletin No. 122, reversing prior guidance on the accounting treatment of crypto asset safekeeping activities. Shortly thereafter, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has the stated objective of developing a comprehensive and clear regulatory framework for cryptocurrency assets. The task force also seeks to establish a practical and achievable process for registration of digital assets and design clearly defined disclosure requirements and frameworks. Subsequently, SEC Commissioner Peirce announced a list of specific priorities to further that objective, which include pursuing final rules related to determining a digital asset’s security status and a revised path to registered offerings and listings for digital assets-based investment vehicles.

President Trump’s January 23, 2025, Executive Order, titled “Strengthening American Leadership in Digital Financial Technology” (the “2025 Executive Order”), aimed to reorient the federal government’s approach to digital assets. The 2025 Executive Order emphasized the importance of the digital asset industry to innovation and economic development and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022, Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022, “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The 2025 Executive Order also established an interagency working group with a mandate to propose a regulatory framework governing the issuance and operation of digital assets. In July 2025, the working group released a report with the administration’s recommendations to Congress and various agencies. The report recommends that Congress codify the right to self-custody of digital assets, clarify the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, grant the CFTC authority to regulate spot markets in non-security digital assets, prohibit the adoption of a central bank digital currency, and clarify tax laws relevant to digital assets. The report also recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace decentralized finance, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

On January 29, 2026, the SEC and CFTC held a joint event at CFTC headquarters to discuss harmonization between the two entities and their shared goal of cementing U.S. leadership in digital assets and crypto-linked markets. The SEC and CFTC both released several no-action letters, statements, and interpretive guidance related to digital assets in late 2025.

On July 31, 2025, SEC Chairman Paul Atkins announced, “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins directed the SEC’s policy divisions to work with the SEC Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, these initiatives are in their early stages, and the scope and form of the SEC’s future regulation of digital asset activity remain uncertain.

Several bills have also been introduced in Congress that propose to clarify or establish additional regulation and oversight of digital asset markets. For example, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. Also in July 2025, the “GENIUS Act” became the first federal law regulating stablecoin issuance, custody and other related matters in the United States. It remains to be seen whether the CLARITY Act or other legislation will be enacted and, if so, the scope and substance of any resulting regulation of digital asset markets and digital asset trading platforms.

Various foreign jurisdictions have, and may continue to adopt, laws, regulations or directives that affect the Sui network, the SUI markets, and their users, particularly SUI spot markets and service providers that fall within such jurisdictions’ regulatory scope. Foreign jurisdictions including Canada, Germany, Sweden and Switzerland have also approved exchange-traded SUI products.

The effect of any ongoing or future regulatory changes on digital asset markets, digital asset trading platforms and SUI is difficult to predict, but such changes may be substantial and materially adverse to the Company.

Portfolio Investment Business

Our SUI treasury initiative does not affect our commercial short-term non-bank lending and specialty finance business, which we refer to as our portfolio investment business. These operations remain fully active and continue to represent an ongoing component of the Company’s business.

We believe we are generally able to charge high interest for our specialty finance solutions because: (i) banks and other traditional providers of credit may have neither the expertise nor the infrastructure needed to evaluate creditworthiness and risks in a timeframe suitable for a potential borrower, preferring instead to process transactions and structures that present few novel issues or risks; and (ii) we will often be able to devote time and attention to transactions involving a smaller dollar amount than an institutional lender will view as worthwhile. These beliefs essentially explain why we refer to our portfolio investment business as “specialty finance”— financing that may involve structures that are unique, creative, and often bespoke; and that may involve dollar amounts that are not suitable for institutional lenders.

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

Sourcing Transactions

We believe that our management’s strong combination of experience and contacts in the securities and investment finance sector should be sufficient to continue attracting suitable prospective investment opportunities. To date, the network of contacts of our management and directors has been successful in sourcing all of the transactions in which we have participated. Accordingly, we presently do not have any plans to hire any business development professionals to assist us with transactional volume.

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

•

Collateral Value. We will often, but not always, seek to collateralize the obligations owed to us. Our ability to identify valuable collateral is a significant factor in our credit analysis and determination of the attractiveness of a potential transaction. This analysis will often involve legal counsel, both to assist in the identification of potential collateral assets, and to better understand the ease with which a security interest in the collateral may be granted, perfected and, if necessary, foreclosed upon and the relevant jurisdiction(s) involved.

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

If we believe a potential transaction generally meets the characteristics described above or if we otherwise determine that a potential transaction may be desirable to enter into, we may perform a more rigorous due diligence examination of the prospective borrower, the likely source or sources of liquidity for their repayment to us, and other aspects of the borrower or its assets (e.g., assets of the borrower that may serve as collateral security for the obligations that may be owing to us). Our due diligence examination for each transaction will necessarily be unique and tailored to the specific transaction, but will generally be undertaken in light of the following facts and circumstances:

•	our familiarity with the borrower (or, in the case of a business borrower, our familiarity with management or other persons such as directors involved with the borrower);

•

in the case of a business borrower, our review and assessment of the potential borrower’s financing history, overall capitalization, existing senior and secured lending positions, existing affiliated lending positions, as well as the likely need for additional financing after our transaction;

•

the industry in which the borrower operates, our knowledge and familiarity with that industry, our assessment of the complexity of the business, any regulatory matters or other unique aspects presenting special risks, and the competitive landscape faced by the borrower;

•	the dollar amount involved in the potential transaction;

•	where the borrower is located, how it is organized as an entity, as well as its management and ownership structure and profile;

•	whether we might have been involved with a transaction of the same or similar kind before;

•	the ease with which we can evaluate the borrower’s source or sources of liquidity;

•	the ease with which we can apprehend the process involved with taking collateral security in some or all of the borrower’s assets; and

•	the ease with which we could realize on that collateral if repayment were not otherwise forthcoming.

The assessments described above outline our general approach for our investment decisions, although not all of such activities will be followed in each instance, or some may be stressed more so than others depending on facts and circumstances. Upon successful completion of this preliminary evaluation, we will typically (1) evaluate our own regulatory concerns (i.e., to what extent the potential transaction may properly be considered an investment in a “security” for purposes of the 1940 Act and, if necessary, consider alternative structures to alleviate any risks to our company relating thereto), and (2) decide whether to move forward towards negotiating a letter of intent and, thereafter, definitive documentation for our transaction. Depending on timing, we may not use a letter of intent and will instead proceed directly to definitive documentation.

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

Other Matters

In general, we do not believe that we are dependent in any material way on any particular borrower, type of specialty finance transaction, or industry. At this time, however, we have invested $10 million in a particular borrower, Mustang (a provider of litigation finance), as a result of a potential strategic combination transaction that was ultimately abandoned in August 2024. The failure of this combination transaction to complete resulted in our need to restructure our loan to Mustang in a way that ensured the maximum collateral security we could reasonably obtain, consistent with prevailing market-based commercial lending terms, while acceding to the requirements of their Senior Lender in respect of a subordination and intercreditor agreement and an extension of the maturity date for our loan. See Risk Factor titled “Our $10 million in principal amount loan to Mustang is subordinated to Senior Lenders in right of payment, in respect of our exercise of rights and remedies, and in right of collateral, with the result that our investment portfolio will for the foreseeable future be highly concentrated in and dependent upon the operational and financing success of Mustang.”

Sometimes the types of transactions we engage in are governed by particular laws, regulations, or rules. For example, lending transactions in which high-net-worth individuals (as opposed to entities) are the borrower will nearly always involve state law usury limitations. Transactions in which we seek and obtain collateral as security for obligations owed to us involve legal issues arising under the Uniform Commercial Code or its various state law iterations. To date, we have not engaged in transactions that require us to obtain licensure or a permit prior to entering into the transaction, e.g., brokering transactions or engaging in licensed consumer finance activities.

Competition

SUI Treasury Management Business

We operate within a developing and increasingly competitive segment of the digital asset market, consisting of publicly traded digital asset treasury (“DAT”) companies whose business models provide investors with indirect exposure to digital assets through publicly traded equity securities. Comparable publicly traded DATs include entities such as MicroStrategy, SharpLink Gaming, Sol Strategies, Semler Scientific, and DeFi Development Corp., among others. Similar to these peers, we offer investors exposure to digital asset price movements—specifically, to the Sui blockchain ecosystem—through the purchase of the Company’s Common Stock rather than through direct token ownership.

Participants in this sector, including the Company, are expected to compete for access to capital, as each seeks to raise funds for potential increases in digital asset holdings. When we engage capital raising transactions, we compete for capital with, among others, ETPs, bitcoin miners, digital assets exchanges, other digital assets service providers, other companies that hold SUI or other digital assets, including as treasury reserve assets, private funds that invest in SUI and other digital assets, traditional financial firms that have entered the digital assets market, and other entities that pursue strategies to accumulate or gain exposure to SUI or other digital assets. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our SUI purchases and thereby adversely affect the market price of our listed securities. Our SUI focused treasury strategy may differ from the approaches taken by our peers with respect to target asset selection, expected return profile, risk characteristics, operating costs, portfolio transparency, and governance practices. We anticipate that our treasury model focused on SUI may be viewed as more nuanced relative to certain competitors, and we intend to mitigate this perception through a commitment to providing clear disclosures, enhanced operational transparency and robust governance oversight.

We expect to encounter competition from several types of digital‑asset investment vehicles, each of which competes for investor capital and, in varying degrees, for related digital asset exposure:

1.

Public Bitcoin Treasury Companies. These include companies whose primary treasury strategy is to hold Bitcoin on their balance sheet, such as MicroStrategy (MSTR), Twenty One (CEP/XXI), Metaplanet (MTPLF), ProCap (BRR), and Nakamoto (NAKA).

2.

Alternative Coin (Non‑Bitcoin) Treasury Companies. These entities focus on digital assets other than Bitcoin and may include SharpLink Gaming (SBET), Bitmine (BMNR), Sol Strategies (HODL CN), Tron Inc. (TRON), Upexi Inc. (UPXI), and The Ether Machine (ETHM).

3.

Exchange‑Traded Funds (“ETFs”). Digital asset‑focused ETFs, such as those sponsored by BlackRock (IBIT, ETHA) and Fidelity (FBTC, FETH), provide regulated fund‑based exposure and represent a significant competing structure for investor capital.

4.

Closed‑End Funds (“CEFs”). Digital asset‑themed CEFs, such as the Bitwise 10 Crypto Index Fund and the Grayscale Digital Large Cap Fund, offer diversified exposure to multiple digital assets. Both funds currently trade on over‑the‑counter markets and have publicly disclosed plans to seek uplisting to ETF structures on national securities exchanges, which could occur in 2026. An uplisting would increase their market liquidity and accessibility, potentially enhancing their competitiveness relative to DAT companies such as ours.

As we continue to implement our SUI centered treasury strategy, we expect that competition from each of the foregoing categories will influence capital formation, investor demand, and relative market positioning. We will continue to evaluate these competitive dynamics as part of our ongoing strategic planning.

Portfolio Investment Business

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

Our management team and Board have significant experience in a variety of entrepreneurial ventures, including service as management and directors for small public companies, private businesses, start-up and development-stage businesses, and the securities and finance industries.  As a result of this diverse general experience and particular experience in transactional finance, we believe we are able to manage the evaluation and due-diligence process involved in our investment opportunities swiftly and efficiently, by collaborating with our professional advisers and focusing on high-level and material issues.

Intellectual Property

On July 31, 2025, the Company entered into a trademark license agreement with the Sui Foundation (the “Trademark Agreement”) granting the Company a limited, revocable, non-exclusive, fully paid-up, non-transferable and non-sublicenseable right and license to use and display the marks listed therein. The term of the Trademark Agreement is for one year with the ability for the Company to renew for successive one-year terms provided the Company has not sold $10,000,000 in SUI or other digital assets that utilize the Siu Protocols as their coordination layer, Bitcoin and any other cryptocurrencies (as may be approved by the Board) solely for the purpose of integrating Bitcoin and/or such other cryptocurrencies with the Sui Protocols.

Other than as described above, we do not own or use through license any other patents, trademarks, or other intellectual properties and we do not believe that any such assets would be material to our business.

Human Capital Management

We believe that being able to attract and retain top talent is both a strategic advantage for us and necessary to realize our business objectives. Currently, Douglas M. Polinsky, the Chief Executive Officer and a director of the Company, and Joseph A. Geraci, II, our Chief Financial Officer, and Stephen Mackintosh, who serves as our Chief Investment Officer but does not currently have a direct employment agreement with the Company, serve as our senior management team. Mr. Geraci resigned as a director of the Company effective January 5, 2026. These are also the only two persons employed by our company that have a management role. There are three persons in total employed by our company, each on a full-time basis.

Principal Executive Offices and Internet Address

Our principal executive offices are located at 1907 Wayzata Blvd, Suite 205, Wayzata, Minnesota, and our telephone number is (952) 479-1923. Our website address is https://suig.io/. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available through our website, free of charge, as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Also available on the Company’s website are the Company’s Code of Conduct and Ethics (“Code of Ethics”), as well as the charters of the audit and compensation committees of the Board. Information on our website or any other website is not incorporated by reference into the Annual Report and does not constitute a part of this Annual Report. Any amendments to the Code of Ethics, or any waivers of its requirements for which disclosure is required will be disclosed on our website.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report, in evaluating our business and any investment decision relating to our securities.

Risks Related to Our SUI Treasury Strategy

Our financial results and the market price of our Common Stock may be affected by the price of SUI.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in SUI. As of February 23, 2026, we held an aggregate of 105,407,044 SUI and loan receivables of 2,961,550 SUI, which we acquired for an aggregate purchase price of approximately $386.5 million, exclusive of fees and expenses, at an average price of $3.56 per SUI. With 80,896,554 million fully adjusted shares issued and outstanding (including unexercised Pre-Funded Warrants) as of February 23, 2026, the Company has grown to approximately 1.34 SUI per share of Common Stock, or $1.17 per share of Common Stock. Our SUI holding (including SUI loan receivables) represents approximately 88.8% of our digital asset holdings, with the remainder being USDC stablecoins at approximately 1.8% and suiUSDe stablecoins approximately 9.4%. The price of SUI has historically been subject to dramatic price fluctuations and is highly volatile. SUI is a highly volatile asset that has traded between $4.33 and $0.85 per SUI on Coinbase in the 12 months preceding February 23, 2026. More recently, during the fourth calendar quarter of 2025, SUI traded between approximately $3.62 and $1.35 per SUI. Moreover, digital assets, such as SUI, are relatively novel. SUI’s initial coin offering took place on April 20, 2023, and Sui’s Mainnet (blockchain protocol) was launched on May 3, 2023. The application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SUI.

Any decrease in the fair value of SUI below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to SUI, may change in the future and could have a material adverse effect on our financial results and the market price of our Common Stock.

In addition, if investors view the value of our Common Stock as dependent upon or linked to the value or change in the value of our SUI holdings, the price of SUI may significantly influence the market price of our Common Stock.

Our SUI treasury strategy has not been tested over an extended period of time or under different market conditions.

We recently undertook a strategic shift and launched the SUI treasury strategy. We are continually examining the risks and rewards of our strategy to acquire and hold SUI. This strategy has not been tested over an extended period of time or under different market conditions. If SUI prices were to decrease or our SUI treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Common Stock would be materially adversely impacted. Additionally, given that our SUI treasury business has been developed and pursued only for a few months prior to the Annual Report, investors have a relatively limited means to evaluate our performance, its evolution, and the likelihood of our future success.

The prices of digital currencies, including SUI, are highly volatile and may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of SUI are likely to influence our financial results and the market price of our Common Stock.

Fluctuations in the trading prices of digital assets are likely to impact our financial results and the market price of our Common Stock. Our financial results and the market price of our Common Stock and our business and financial condition could be negatively impacted if the price of SUI decreased substantially, including as a result of:

•	decreased user and investor confidence in digital assets;

•	investment and trading activities of highly active retail and institutional users, speculators, miners and investors;

•	negative publicity or events relating to digital assets;

•	negative or unpredictable media or social media coverage of digital assets;

•

public sentiment related to the actual or perceived environmental impact of digital assets, and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the mining process;

•	changes in consumer preferences and the perceived value of digital assets;

•	competition from other cryptocurrency assets that are believed to exhibit better speed, security, scalability, or other characteristics, or that are backed by governments, including the U.S. government;

24

•

correlations between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of SUI, or a series of defaults by counterparties on SUI asset exchanges or trading venues;

•	interruptions in service or failures of the principal markets for or market participants active in trading involving digital assets;

•	reductions in staking rewards validator rewards and other incentives of digital assets;

•	transaction congestion and fees associated with processing transactions of digital assets;

•	changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations;

•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by digital assets becoming insecure or ineffective; and

•	national and international economic and political conditions.

The growth of the digital assets industry in general, and the use and acceptance of SUI in particular, as well as other digital assets, may also impact the price of our digital asset holdings and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of digital assets, and SUI in particular, may depend, for instance, on public familiarity with digital assets, ease of buying and accessing the digital assets, institutional and consumer demand for SUI, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term or that such growth will lead to a growth of the adoption of SUI.

Because SUI has no physical existence beyond the record of transactions on their respective blockchains, a variety of technical factors related to the Sui blockchain could also impact the price of SUI. For example, malicious attacks by stakers, inadequate staking fees to incentivize validating of transactions, hard forks of the blockchain into multiple blockchains, and advances in digital computing, algebraic geometry and quantum computing could undercut the integrity of the blockchain and negatively affect the price of our digital asset holdings. The liquidity of SUI may also be reduced and damage to the public perception of SUI may occur, if financial institutions were to deny banking services to businesses that hold digital assets, provide digital asset-related services or accept digital assets as payment, which could also decrease the price of our digital asset holdings.

The trading prices of many digital assets, including SUI, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of SUI, could have a material adverse effect on the Company.

The trading prices of many digital assets, including SUI, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices. SUI was launched in May 2023, and over the course of 2023 and 2024, prices of digital assets continued to exhibit extreme volatility. SUI reached a low price of $0.3639 in October 2023 and a high price of $5.34 on January 4, 2025. As of February 23, 2026, the price of SUI was $0.88 Like many digital assets, SUI surged in value in its initial trading period, but shortly thereafter saw a decline in price, including as a result of the broader sell-off in cryptocurrency markets following the events of October 10 (described below); the price continues to fluctuate.

Extreme volatility may persist. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, “FTX” one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. For example, after October 10, 2025, approximately $19 billion of leveraged positions unwound, exceeding even the FTX collapse in 2022. In 2025, within a few weeks, Bitcoin dropped from the low $120,000s into the low $100,000s and continued to drop further in 2026, while Ether and many smaller tokens suffered double‑digit percentage declines, with some altcoins briefly collapsing to near‑zero on thin order books. Data providers such as CoinGlass recorded more than 1.6 million traders liquidated and total futures open interest shrank by tens of billions of dollars in a day, underscoring how concentrated leverage and fragmented liquidity turned a sharp price move into the largest liquidation event in crypto’s history. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including SUI, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has been significant, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. It is not possible to predict all of the risks that regulatory enforcement may pose to the Company, its service providers or to the digital asset industry as a whole.

The Sui network utilizes the Move programming language. The use of the Move programming language may make SUI more susceptible to volatility because Move is less widely known than more established programming languages, and developers’ lack of experience with Move could deter the adoption and development of SUI, leading to increased price volatility. Extreme volatility in the future, including further declines in the trading prices of SUI, could have a material adverse effect on the Company.

The value of SUI may be highly volatile and subject to fluctuations due to a number of factors.

Fluctuations in the price of SUI could adversely affect the Company. The market price of SUI may be highly volatile, and subject to a number of factors, including:

•	An increase in the global SUI supply;

•	Forks in the Sui network;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or SUI, and Digital Asset Trading Platform rates;

•	Consumer preferences and perceptions of SUI specifically and digital assets generally;

•	Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;

•	The liquidity of digital asset markets and any increase or decrease in trading volume on digital asset markets;

•	Investment and trading activities of large investors that invest directly or indirectly in SUI;

•	An active derivatives market for SUI or for digital assets generally;

•	A determination that SUI is a security or a commodity or changes in SUI’s status under the federal securities laws;

•

Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of SUI as a form of payment or the purchase of SUI on the digital asset markets;

•	Global or regional political, economic or financial conditions, events and situations;

•	Fees associated with processing a SUI transaction and the speed at which SUI transactions are settled;

•	Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;

•	Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;

•	Increased competition from other forms of digital assets or payment services; and

•	The Company’s own acquisitions or dispositions of SUI.

In addition, there is no assurance that SUI will maintain its value in the intermediate or long term. The value of SUI as represented by the price quoted on sites such as CoinGecko or by the Company’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the Company. Momentum pricing is typically associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Company believes that momentum pricing of SUI has resulted, and may continue to result, in speculation regarding future appreciation in the price of SUI, inflating and making the price of SUI more volatile. As a result, SUI may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the pricing benchmark and could adversely affect the Company.

The concentration of our SUI holdings could enhance the risks inherent in our SUI treasury strategy.

As of February 23, 2026, we held an aggregate 105,407,044 SUI and loan receivable of 2,961,550 SUI, which represents approximately 88.8% of our digital asset holdings including SUI loan receivable, with the remainder being USDC stablecoins at approximately 1.8% and suiUSDe stablecoins at approximately 9.4%. Our significant concentration of SUI ownership creates risk that a large holder or consortium of SUI holders could obtain effective control over network governance and consensus mechanisms. If a single entity accumulates a sufficient percentage of total SUI tokens, it could potentially influence transaction validation, protocol upgrades, or fee structures, which might adversely impact other stakeholders or destabilize the network. Furthermore, concentration increases the risk of contentious hard forks, which have fragmented their communities and impacted asset values. For example, in 2017 a group within the Bitcoin community advocated for increasing the block size limit to allow for more transactions, which ultimately lead to the creation of Bitcoin Cash, which features a larger block size. Hard forks can trigger significant price fluctuations in both the original and new cryptocurrencies, because speculation and uncertainty surrounding the hard fork can lead to increased volatility, making it difficult for investors to predict price movements. Due to our concentration of SUI in our treasury strategy, any such occurrence could lead to volatility or a decrease in the market price of our Common Stock.

If we fail to implement our SUI business strategy or if our SUI treasury strategy is ineffective, our financial performance could be materially adversely affected.

Our future financial performance and success are dependent in large part upon the effectiveness of our new SUI strategy and our ability to implement our SUI treasury strategy successfully. Implementation of our SUI strategy will require effective management of our operational, financial, and human resources and will place significant demands on those resources. There are risks involved in pursuing our strategy, including those under the caption “Item 1A – Risk Factors - Risks Relating to Our SUI Treasury Strategy”. In addition to the risks set forth elsewhere in this Form 10-K, effectiveness of and the successful implementation of our SUI treasury strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our SUI treasury strategy at any time. If we are not able to implement our SUI treasury strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our SUI treasury strategy successfully, our operating results may not improve and could decline substantially.

Our SUI strategy exposes us to risk of non-performance by counterparties

Our SUI strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of SUI, a loss of the opportunity to generate funds, or other losses.

Custodial arrangements pose additional risks. Our primary counterparty risk with respect to our SUI is custodian performance obligations under the custody arrangement we have entered into. BitGo is the custodian for all of our SUI and could experience bankruptcy or insolvency. Although BitGo has an insurance policy supporting its cold wallets, the Company has not purchased any additional insurance cover, and BitGo is not FDIC-insured. FTX, a leading cryptocurrency exchange, filed for bankruptcy in November 2022 following an estimated $8 billion liquidity shortfall due to a surge of withdrawals from the exchange, forcing the exchange to halt customer withdrawals. A series of additional recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Binance Holdings Ltd. (since withdrawn), and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our SUI, nor have such events adversely impacted our access to our SUI, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our current and future custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings. If a similar bankruptcy event occurred for BitGo, there is a risk of partial or total loss of our SUI holdings and delays in asset recovery, which could materially impact financial condition and operations.

While our custodian is subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held SUI will not become part of the custodian’s insolvency estate if our custodian enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our SUI holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodian with which we custody substantially all of our SUI, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We intend to mitigate counterparty risks through various measures, including maintaining substantially all of our SUI with BitGo, a well known custodian, and negotiating contractual terms designed to confirm that our custodially‑held SUI remains our property and is not subject to claims of a custodian’s creditors. However, insolvency law related to the custodial holding of digital assets is still developing, and there is no guarantee that these measures would be upheld in an insolvency proceeding. If custodially‑held SUI were nevertheless deemed property of a custodian’s bankruptcy estate, we could be treated as a general unsecured creditor, which could restrict or prevent our ability to exercise ownership rights and could result in a partial or complete loss of the associated value. Even if we ultimately prevailed in asserting our ownership rights, access to our SUI could be delayed or otherwise impaired during the pendency of any insolvency proceeding. Any such outcome could materially adversely affect our financial condition and the market price of our Common Stock.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital assets. Airdrops may be conducted by sending a token to the holders of set amounts of SUI. Alternatively, airdrops may involve a user being entitled to claim tokens on a decentralized application, second-layer network or entirely separate digital asset network. As such, a user entitled to receive airdrops may be required to take little or significant actions in order to receive such airdropped tokens. Shareholders may not receive the benefits of any forks, the Company may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain.

A right to receive any such benefit of a hard fork or airdrop is referred to as an “Incidental Right” and any digital asset acquired through an Incidental Right as “IR Assets.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their interests in the Company, from any such Incidental Rights or IR Assets.

The Company may choose to evaluate any such fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Company’s legal advisors, tax consultants and the Asset Manager. In determining whether to attempt to acquire and/or retain any Incidental Right or IR Asset, the Company expects to take into consideration whatever factors it deems relevant in their discretion, including, without limitation:

•

the Asset Management Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Galaxy Digital Capital Management LP, (the “Asset Management Agreement”) to provide access to the Incidental Right or IR Asset;

•	the ability to distribute the Incidental Right or IR Asset in-kind or otherwise assign on the books and records of the Asset Manager, the Incidental Rights to an agent of the shareholders;

•	the availability of a safe and practical way to custody the Incidental Right or IR Asset;

•

the costs or operational burden of taking possession and/or maintaining ownership of the Incidental Right or IR Asset and whether such costs or burden exceed the benefits of owning such Incidental Rights or IR Asset or the proceeds that would be realized for the Company or shareholders from a sale thereof;

•

whether there are any legal or regulatory restrictions on or risks or consequences arising from, or tax implications with respect to, the acceptance, retention, ownership, sale, transfer, abandonment, distribution or disposal or disposition of the Incidental Right or IR Asset, regardless of whether there is a safe and practical way to custody and secure such Incidental Right or IR Asset;

•	the existence of a suitable market into which the Incidental Right or IR Asset may be sold; and

•

whether claiming, owning, selling, or otherwise taking any action in respect of Incidental Rights or IR Asset may create legal or regulatory risks, liability, or burdens of any kind for the Company, or shareholders (including, without limitation, if such Incidental Rights or IR Asset is, or may be, a security under federal securities laws or a commodity interest under the Commodity Exchange Act).

In determining whether the Incidental Right or IR Asset is, or may be, a security under federal securities laws, the Company takes into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

The Company intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Company’s legal advisors, tax consultants, and may decide to abandon any Incidental Rights or IR Asset resulting from a hard fork, airdrop or similar occurrence should the Board conclude, in its discretion, that such abandonment is in the best interests of the Company.

In the event that any forks or airdrops are in fact considered to be an asset of the Company at any point in time, notwithstanding the discussion above, the assets will be valued in a manner consistent with ASC-820, U.S. “GAAP”, and the identification of a principal market for the asset.

Our SUI holdings and other digital asset holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SUI and other digital assets at favorable prices or at all. Further, SUI and other digital assets we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as those available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, almost all of our digital asset holdings are comprised of SUI and 99% of our SUI is being staked. The staking process is continuously adjusted in scale, in line with network and market conditions, with adjustments aimed to ensure the Company maintains sufficient liquidity for redemptions on any given business day but any such adjustments are subject to a one-day unbonding period. Finally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SUI or otherwise generate funds using our SUI holdings, including in particular during times of market instability or when the price of SUI has declined significantly. If we are unable to sell our SUI or other digital assets, enter into additional capital raising transactions using SUI or other digital assets as collateral, or otherwise generate funds using our SUI or other digital assets holdings, or if we are forced to sell our SUI or other digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be materially adversely impacted.

Exposure to market abuse and manipulation may affect the market price of SUI.

We are also exposed to market manipulation risks such as front-running and wash trading, which risk is enhanced due to the concentration of SUI in our treasury strategy. We have made significant investments in SUI, and plan to continue to do so in the future. Cryptocurrency markets, including those for SUI, may be susceptible to market abuse and manipulation, such as wash trading, coordinated pump-and-dump schemes, spoofing, and other forms of manipulative activity. Sophisticated traders or entities with privileged access to order flow may exploit weaknesses in exchange infrastructure to execute trades ahead of pending orders (front-running), artificially inflate trading volumes (wash trading), or otherwise distort the market price of SUI. Such activities can reduce market integrity and liquidity and create material volatility or losses for holders like us, which could create further risks to us as a result of our concentrated holding of SUI in our treasury strategy. If SUI is affected by these activities, we may experience substantial fluctuations in the fair value of its investment, which could negatively affect our financial condition, results of operations, and reputation. Further, regulatory oversight of cryptocurrency markets is evolving, and there is no assurance that existing or future regulations or market mechanisms will effectively deter or mitigate the impact of market manipulation. As a result, we remain exposed to additional risks and uncertainties relating to the price and liquidity of SUI, which may result in financial loss or impairment of value in its investment.

The failure, insolvency, or mismanagement of our custodians and trade execution partners may result in the partial or total loss of our SUI holdings, delays or failures in executing trades, or other disruptions to liquidity and access.

Our significant investment in SUI depends on third‑party custodians and trade execution partners for the safekeeping, transfer, and management of our digital assets. If any of these service providers were to experience financial distress, operational failure, insolvency, security breaches, or other forms of mismanagement, we could suffer partial or total loss of our SUI holdings, delays or failures in executing trades, or broader disruptions to liquidity and access.

The digital asset industry has experienced several high‑profile custodial and exchange failures. For example, in November 2022, FTX—a major global cryptocurrency exchange—filed for bankruptcy following an estimated $8 billion liquidity shortfall after a surge in customer withdrawals, resulting in the suspension of withdrawals. Public reports indicated that this collapse stemmed from operational mismanagement, including misuse of customer funds, inadequate financial controls, and overreliance on its proprietary FTT token. Events such as these highlight the operational, financial, and governance vulnerabilities that can exist within digital asset service providers.

Many custodians and trade execution partners operate in a rapidly evolving regulatory environment and may lack the robust risk management frameworks, compliance programs, and operational controls typically associated with traditional financial institutions. In addition, cyberattacks, fraud, system failures, and other security incidents affecting these providers could lead to loss of assets or prolonged service interruption.

Although we rely on third‑party custodians—such as BitGo, the custodian of our SUI holdings—who we believe implement security measures aligned with industry best practices, there can be no assurance that these measures will be effective. As the size of our SUI holdings grows, we may become a more attractive target for malicious actors. If we or any of our custodians are unable to identify, mitigate, or prevent new or evolving security threats, our digital assets could be subject to theft, loss, destruction, or other compromise.

Any inability of our custodians or trade execution partners to safeguard our assets, maintain operational continuity, or perform in accordance with their obligations could materially adversely affect our financial condition, operating results, and reputation.

Internal control failures may occur at BitGo, or other cryptocurrency custodians or exchanges we may utilize in the future.

The security and accessibility of our SUI assets are, in part, dependent on the integrity and reliability of the cryptocurrency custodians and exchanges used to hold, trade, or manage SUI. We currently utilize BitGo as custodian to hold all of our SUI assets. BitGo is a digital asset security firm established in 2013. Many cryptocurrency custodians, including BitGo, are relatively new and unregulated, and may be subject to internal control failures, including inadequate cybersecurity measures, poor risk management practices, or operational errors. Such failures can lead to asset loss, theft, suspension or freezing of accounts, delays in executing trades, or compromised private information. If a custodian or exchange we utilize to hold our SUI experiences an internal control failure, we may suffer partial or total loss of our SUI holdings, incur financial losses, experience disruptions in liquidity, or face reputational harm. Further, the regulatory environment relating to internal controls at cryptocurrency custodians and exchanges remains uncertain and fragmented, increasing the risk of internal control failures. There can be no assurance that our SUI assets will not be affected by such incidents, and the occurrence of internal control failures could materially adversely impact our financial condition and results of operations.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SUI, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our SUI and our financial condition and results of operations could be materially adversely affected.

Substantially all of the SUI we own is held in custody accounts at BitGo, a well-known custodian. Security breaches and cyberattacks are of particular concern with respect to our SUI. SUI and other blockchain-based cryptocurrencies and the entities that provide services to participants in the SUI ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our SUI in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our SUI;

•	harm to our reputation and brand;

•	improper disclosure of data and violations of applicable data privacy and other laws; or

•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Sui ecosystem or in the use of the Sui network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to SUI, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Sui industry, including third-party services on which we rely, could materially adversely affect our financial condition and results of operations.

We may require significant additional capital to expand our SUI treasury strategy; if we cannot raise such capital on acceptable terms, our business and share price may be adversely affected.

We may require or choose to seek additional financing to expand our SUI treasury strategy. We cannot be certain that such financing will be available on favorable or acceptable terms, if at all, and our ability to secure such capital may be significantly impacted by the valuation and inherent volatility of SUI. If we raise additional funds through the issuance of Common Stock, preferred stock, or other equity-linked securities, our existing stockholders will experience immediate and potentially significant dilution of their ownership and voting power. Furthermore, any issuance of debt or senior equity instruments could subject us to restrictive operational covenants and result in the subordination of the rights of our common stockholders to superior liquidation and dividend preferences. Our inability to raise additional capital on acceptable terms in the future may prevent us from executing our SUI treasury strategy or maintaining our competitive position, which could result in a material decrease in our stock price and the loss of all or part of your investment.

We may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SUI or otherwise generate funds using our SUI holdings, including in particular during times of market instability or when the price of SUI has declined significantly.

Although we do not currently intend to do so, the ability to access liquidity or raise additional capital through transactions such as term loans collateralized by our SUI holdings is subject to evolving market practices and regulatory frameworks. The digital asset lending and collateralization markets are relatively new, with limited standardized processes, fluctuating asset valuations, and a small pool of counterparties willing to accept SUI as collateral. There can be no assurance that we will be able to enter into term loans or other capital raising transactions using its SUI holdings on favorable terms, or at all. If we are not able to convert its SUI holdings into liquidity or use them as collateral for borrowing, its financial flexibility and ability to pursue growth opportunities, meet obligations, or respond to changing market conditions could be materially adversely affected.

We may be subject to regulatory developments related to cryptocurrency assets and cryptocurrency asset markets, which could adversely affect our business, financial condition, and results of operations.

As SUI and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of SUI. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SUI or the ability of individuals or institutions such as us to own or transfer SUI.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SUI or other forms of digital assets or the ability of individuals or institutions such as us to own or transfer SUI. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, “CFTC”, or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of SUI we intend to own, and in turn adversely affect the market price of our Common Stock. See “Item 1 Business – Regulation of SUI and Government Oversight” for additional information.

Moreover, the risks of us engaging in a SUI treasury strategy have created and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of SUI in particular, may also impact the price of SUI and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of SUI may depend on public familiarity with digital assets, ease of buying, accessing or gaining exposure to SUI, institutional demand for SUI as an investment asset, the participation of traditional financial institutions in the digital assets industry, and the availability and popularity of alternatives to SUI. Even if growth in SUI usage occurs in the near or medium-term, there is no assurance that SUI usage will continue to grow over the long-term.

The liquidity of SUI may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for SUI and other digital assets.

Changes in the accounting treatment of our SUI holdings could have significant accounting impacts, including increasing the volatility of our results.

We have adopted Accounting Standards Update (“ASU”) 2023-08, which requires in-scope crypto assets to be measured at fair value each reporting period with change recognized in net income, and to be presented separately from other intangible assets. SUI tokens meet the scope criteria of ASU 2023-08; accordingly, our SUI holdings are measured at fair value through net income.

Given the price volatility of SUI, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results and to affect the carrying value of our SUI on our balance sheet in future periods. Recognizing fair value changes in GAAP net income may have adverse tax consequences, depending on applicable tax rules.

If we violate anti-money laundering or sanctions rules, we could be subject to regulatory enforcement action resulting in significant fines, which could materially adversely affect our financial performance.

While we maintain anti-money laundering (AML), know-your-customer (KYC), and other due diligence procedures to screen counterparties, these processes may not be foolproof. If a sanctioned entity or individual evades detection and we complete a transaction with such a party, we could be subject to regulatory and legal penalties, reputational damage, and the forced unwinding of affected transactions. In 2022, several major cryptocurrency companies faced significant reputational damage and incurred substantial costs for remediation efforts after their transactions were linked to sanctioned addresses by regulators like the Office of Foreign Assets Control (OFAC). On October 11, 2022, OFAC announced a more than $24.28 million settlement with Bittrex Inc., a cryptocurrency exchange. The settlement resolved 116,421 transactions with persons with an internet protocol (IP) address or physical address in the Crimea region of Ukraine, Cuba, Iran, Sudan and Syria that resulted in violations of multiple U.S. sanctions programs. If we enter into transactions involving our SUI holdings, there is risk over similar oversights, which could lead to significant fines from OFAC and impact our financial results.

Absent federal regulations, there is a possibility that SUI may be deemed to be a “security.” Any classification of SUI as a “security” would subject us to additional regulation and could materially impact the operation of our business and financial conditions.

We believe that SUI is not a security, but neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree with our assessment. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” SUI has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we have concluded that the SEC is not likely to classify SUI as a “security” within the meaning of the U.S. federal securities laws, and so registration of the Company under the 1940 Act is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a determination by the SEC that SUI is a “security” requiring us to register as an investment company under the 1940 Act.

We have adapted our process for analyzing the U.S. federal securities law status of SUI and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analysis, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be deemed a security by the SEC for purposes of U.S. federal securities laws. Our position that we believe the SEC would not view SUI as a “security” is premised, among other reasons, on our conclusion SUI does not meet the elements of the Howey test. Among the reasons for our conclusion that SUI is not a security is that holders of SUI do not have a reasonable expectation of profits from our efforts or the efforts of the Sui Foundation or any other enterprise in respect of their holding of SUI. Also, SUI ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant regulatory entity with jurisdiction or other enforceable authority over us could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that SUI, or any other digital asset we might hold, is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if SUI was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 under the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that, notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 under the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 under the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

A component of our business—our legacy finance business—focuses on providing short-term specialty finance solutions primarily to private businesses, micro- and small-cap public companies and high-net-worth individuals. To avoid becoming subject to regulation under the 1940 Act, we periodically monitor our investment holdings as a whole with a view towards ensuring that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size — with “significance” largely based on the outcome of our most recent quarterly review. We do not currently believe that our legacy finance business will subject us to the 1940 Act, but this may change. This review is generally undertaken by our Chief Financial Officer and may involve outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

With respect to Section 3(a)(1)(A), following the launch of our SUI treasury strategy, an amount in excess of 40% of our total assets were used to acquire SUI. Since we believe SUI is not an investment security, we do not hold ourselves out as being engaged primarily, nor do we propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are currently not deemed to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

SUI and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.

If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The recently enacted GENIUS Act creates a new federal regulatory framework for stablecoins in the United States, and its implementation could materially impact our investment in, issuance of and holding of stablecoins and compliance obligations.

We hold the stablecoin USDC, and on October 1, 2025, we launched a proprietary Sui-native synthetic dollar token, suiUSDe. We plan to make additional investments in stablecoins, including suiUSDe in the future. In July 2025, the United States enacted the GENIUS Act, which provides for the creation of the first comprehensive federal regime for the issuance, custody, and use of payment stablecoins. This law applies to key aspects of stablecoin programs, including state and federal licensing of issuers, reserve composition and management, redemption rights, disclosures, and ongoing regulatory supervision. While the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027, or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act. The impact of these legal and regulatory changes will depend in part on how the GENIUS Act is implemented through rulemaking by U.S. regulators. Therefore, while a consistent federal framework could increase institutional and consumer confidence in stablecoins over time, the scope, timing, and substance of implementing the associated regulations and supervisory practices remain uncertain. There is no guarantee that USDC or suiUSDe will meet the criteria of the GENIUS Act, and compliance may require us to make changes to our holding of stablecoins or elements of the suiUSDe coin.  These changes could increase our legal, compliance, operational, and technology costs or limit the types of stablecoins we may issue, hold or invest in and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The classification of any of our cryptocurrencies as a commodity could subject us to additional regulation by the CFTC, resulting in significant compliance costs or the cessation of certain activities.

Some digital cryptocurrency assets are classified as commodities under the Commodity Exchange Act and are subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how digital cryptocurrency assets and digital cryptocurrency asset derivatives are classified and traded. If SUI is regulated as a commodity, we may be required to register the Company as a commodity pool operator with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our Common Stock. If we choose not to comply with such regulations, we may be forced to cease our SUI treasury operations, or to cease holding USDC or issuing suiUSDe which could materially adversely impact our business, results of operations, financial condition, and shareholders.

We face other risks related to our SUI treasury business model.

Our SUI treasury business model exposes us to various risks, including the following:

•	SUI and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our SUI strategy subjects us to enhanced regulatory oversight;

•	regulatory changes could impact our ability to operate validators or receive rewards;

•	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;

•	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

•	uncertainty around SUI’s regulatory status may impact our ability to list on certain exchanges;

•	changes in political administration may not guarantee a favorable regulatory environment for SUI;

•	future SEC actions or court decisions could retroactively classify SUI as a security, potentially leading to penalties or forced unwinding of transactions;

•	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements; and

•	due to unfamiliarity and some negative publicity associated with digital asset platforms, confidence or interest in digital asset platforms, and the digital assets we expect to acquire, may decline.

Risks Related to Our Portfolio Investment

We may need to raise additional capital to fund our portfolio investment operations, and such capital may not be available to us in sufficient amounts or on acceptable terms.

For the time being, management believes that our current cash is sufficient to continue portfolio investment operations for the foreseeable future. Nevertheless, various future developments may cause us to seek or require additional financing. In addition, we may determine to seek additional financing in order to avail ourselves of additional opportunities to provide specialty finance solutions to borrowers. Alternatively, we may seek additional financing in the event that a material portion of our investments default, leaving us with diminished means to pay for our operations and continue making investments.

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

Our business, including our portfolio investment business, depends in part on maintaining diverse and robust sources of capital to originate our short-term loans. If we were to borrow money in the future, events of default or breaches of financial, performance or other covenants, or worse than expected performance of one or more of our short-term loans, could reduce or terminate our future access to funding. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital for our portfolio investment business, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.

Although we have identified general guidelines that we believe are important in evaluating prospective portfolio investment opportunities, we may enter into transactions with borrowers that do not meet such guidelines, increasing the risk that the price of our Common Stock could be volatile.

Although we have identified general guidelines for evaluating prospective portfolio investment opportunities, it is possible that a borrower with which we enter into a transaction will not have all, or any, of the attributes outlined in those guidelines. If we complete transactions with borrowers that do not meet some or any of these guidelines, it is possible that such an investment may not be as successful as an alternative opportunity that were to satisfy some or all of those guidelines. Portfolio investments that do not perform as well as imagined, or as well as they otherwise might have, in combination with the public knowledge that we may stray, or have strayed, from strict implementation of our investment guidelines, could affect the volatility of the trading price of our Common Stock.

We may provide specialty finance solutions to early-stage companies, financially unstable businesses, or borrowers lacking an established record of revenue or earnings, which could adversely affect the price of our Common Stock.

While we believe that being entrepreneurial in our approach to specialty finance is a strength, we may complete investments with an early-stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings. These kinds of transactions present numerous risks associated with investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our management endeavors to evaluate the risks inherent in each particular investment we consider and make, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete a full evaluation of those risks. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a borrower or our likelihood of repayment. Failure by borrowers to repay the amounts owed to us pursuant to these specialty finance solutions could materially adversely affect our financial conditions and results of operations and ultimately the price of our Common Stock.

Many of our specialty finance investment transactions involve borrowers about which little, if any, information is publicly available, which may impair our ability to identify borrowers able to repay our loans and adversely affect the price of our Common Stock.

In pursuing our short-term specialty finance business, we often interact with privately held companies about which very little public information exists.  As a result, we are often required to make our portfolio investment decision on the basis of limited information, nearly all of which is obtained from the business itself, which may result in our consummating an investment with a borrower that is not as solvent or profitable as we suspected, if at all.  These risks could affect our results of operations and, ultimately, the trading price of our Common Stock.

If we are deemed to be an investment company under the 1940 Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.  In such an event, our business would likely be materially adversely affected.

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

We do not believe that our portfolio investment activities alone will subject us to the 1940 Act. We periodically monitor our portfolio investment holdings as a whole with a view towards ensuring that investments and other holdings which may be considered “investment securities” do not comprise more than 40% of our total assets. We undertake this analysis (1) on a quarterly basis and in connection with the review and preparation of our financial statements filed as part of our quarterly and annual reports with the SEC, and (2) at other times when we are considering how to structure a new transaction that is of a significant size—with “significance” largely based on the outcome of our most recent quarterly review.  This review is generally undertaken by our Chief Financial Officer and may involve outside legal counsel, in particular in a case where we are considering the structure of a potential new transaction.

If, however, we do not invest as discussed above or are otherwise unsuccessful in ensuring that no more than 40% of our total assets consist of “investment securities,” then we may be deemed to be subject to the 1940 Act. It is also possible that regulatory authorities, such as the SEC, may disagree with our analysis of whether certain investment holdings constitute “investment securities,” under federal securities law and the 1940 Act in particular.  If that were to be the case, we would likely incur significant costs and be required to spend significant time restructuring parts of our operations and/or complying with the additional regulatory burdens imposed under the 1940 Act.  Any restructuring or additional regulatory requirements would hinder our ability to operate as profitably as we have since the withdrawal of our BDC election and would adversely affect the trading price of our Common Stock.

Our $10 million in principal amount loan to Mustang Funding, LLC is subordinated to Senior Lenders in right of payment, in respect of our exercise of rights and remedies, and in right of collateral, with the result that our investment portfolio will for the foreseeable future be highly concentrated in and dependent upon the operational and financing success of Mustang.

On December 12, 2022, contemporaneously with our entry into a non-binding letter of intent with Mustang Funding, LLC (“Mustang”) contemplating a combination or merger transaction, we entered into a lending agreement with Mustang pursuant to which we loaned Mustang the principal amount of $5 million maturing in September 2023 (as amended, the “Mustang Litigation Funding”). Among other things, our related loan agreement with Mustang requires us to consent to any additional indebtedness Mustang may incur, subject to certain limitations and exceptions.

Although our loan to Mustang was not secured at the time that it was made, we negotiated for and obtained the right in the governing documents to seek and obtain collateral in the event that there were a default by Mustang or our negotiations for a combination transaction were to break down.  At that time, we believed it was important to obtain this right because (i) Mustang was contemporaneously seeking a senior secured lending facility with whom we had no previous working experience, and (ii) a breakdown in combination negotiations, combined with our anticipated subordination (discussed below) could mean that we would need to extend the terms of this loan beyond nine months.  In sum, as a creditor, we believed that we needed to secure our loan on more traditional commercial lending terms in order to better protect our investment.

On December 28, 2022, we entered into a subordination agreement with Orion Pip LLC, in its capacity as administrative and collateral agent for itself and other Senior Lenders under a senior secured lending agreement with Mustang, pursuant to which we subordinated our right to payment (subject to certain exceptions) and our right to exercise rights and remedies, to Mustang’s prior repayment in full of all amounts owing to the Senior Lenders. The subordination agreement prohibited the Senior Lenders or Mustang from extending the stated maturity of amounts owing under the senior secured lending agreement beyond December 2026. The Senior Lenders are owed $15.675 million in principal amount under the senior secured lending agreement as of December 31, 2025.

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

Changes in laws or regulations, or a failure to comply with laws and regulations, whether by us or by our borrowers, may adversely affect our portfolio investment business, including our results of operations and ultimately the price of our Common Stock.

Both we and our borrowers are typically subject to various local, state and federal laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and manner of application or enforcement may also change from time to time and those changes could have a material adverse effect on our portfolio investment business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.  Any of these outcomes would likely adversely affect the trading price of our Common Stock.

Changes in consumer finance and other applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain kinds of specialty finance solutions or the terms and conditions upon which they are offered, and our ability to compete.

Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended or as we may intend to expand in the future, and cause us to incur significant expense in order to ensure compliance. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. Because we operate as a non-bank lender, we are sometimes subject to state usury laws and other laws and regulations. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan. If the application of consumer protection laws were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, our specialty finance business may be materially adversely affected. Even if we seek to comply with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our business.

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

Our reputation and brand are important to our portfolio investment business, and if we are unable to continue developing our reputation and brand, our ability to retain existing capital sources, and to attract borrowers could be adversely affected.

We believe that maintaining a strong brand and trustworthy reputation is critical to our portfolio investment business and our ability to attract borrowers, attract new capital sources and maintain existing capital sources. Factors that we believe affect our brand and reputation include:

•	the non-bank lending industry generally; and

•

the Company specifically, including the quality and reliability of our investment process, our ability to effectively manage and resolve issues with our borrowers, our collection practices, our privacy and security practices, any litigation in which we may become involved; any regulatory activity to which we may become involved; and the overall experience of our borrowers.

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

Risks Related to Our Operations and Ownership of Our Common Stock

The price of our Common Stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

The price of our stock also depends partly on the value of SUI, which has been and continues to be volatile. As a result of this volatility, you may not be able to sell your Common Stock at an advantageous price, or at all.

You should consider an investment in our Common Stock to be risky, and you should invest in our Common Stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our Common Stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the many factors that could affect our stock price are:

•	our SUI treasury strategy and the price of SUI;

•	the historically limited trading volume of our Common Stock;

•	future sale of shares of our Common stock;

•	actions by our competitors;

•	regulatory or legal developments in the United States and other countries;

•	the recruitment or departure of key personnel;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•

the public’s response to our or our competitors’ filings with the SEC or announcements regarding, significant transactions, acquisitions, strategic investments, litigation, or other significant matters;

•	general economic, industry and market conditions; and

•	the other factors described in this ‘‘Risk Factors’’ section and in the “Risk Factors” section of our other SEC filings.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of our senior management personnel and directors.  In particular, we are materially dependent upon the services of Marius Barnett, our Chairman, Douglas M. Polinsky, our Chief Executive Officer and Joseph A. Geraci, II, our Chief Financial Officer. Practically, we cannot prevent the departure of these directors and executives, whether due to death, disability, retirement or otherwise.  Any loss of the services provided by these key personnel would likely have a material and adverse effect on our operations and ability to execute our business plans.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our Common Stock to decline.

We expect to raise capital to fund our business by issuing additional shares of Common Stock and/or other securities. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing shareholders. We may sell Common Stock, warrants and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock.

Our articles of incorporation grant our Board the power to designate and issue additional shares and classes of common and preferred stock without shareholder approval, which could cause significant dilution and adversely affect the rights of existing stockholders.

Our authorized capital consists of 2,000,000,000 shares of capital stock. As of the date of the Annual Report, we only have 76,802,872 shares of Common Stock issued and outstanding and a further 15,098,076 stock for issuance upon the exercise of various warrants. Pursuant to authority granted by our articles of incorporation, our Board, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate, and may establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The issuance of additional Common Stock or preferred stock:

•	may significantly dilute the equity interest of our then-current stockholders;

•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded to our Common Stock;

•	could cause a change in control if a substantial number of Common Stock are issued, which could result in the resignation or removal of our present officers and directors; and

•	may adversely affect the prevailing market price for our Common Stock.

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

The use of, or inability to use, artificial intelligence by us, our employees, consultants, directors, vendors , investors or contract counterparties presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our vendors, investors or contract counterparties.

We may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our operations. If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies or biases in the data used for AI training, or in the content, analyses or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights. Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. The integration of AI tools in the digital asset industry may present significant opportunities and risks for our vendors, investors or contract counterparties, similar to those risks described above.

Business disruptions, including interruptions, delays, or failures of our systems or other third-party services as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics, and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our Common Stock.

Any disruptions or failures of our systems or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts), act of terrorism, geopolitical conflict (including due to the ongoing Russia-Ukraine, Israel-Hamas and U.S.-Venezuela conflicts and any potential conflict involving China and Taiwan), pandemic, the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to materially change the pricing or terms of their services, or other unanticipated problems with our third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

We do not intend to pay dividends on our Common Stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board deems relevant. As a result, investors in our Common Shares should expect to receive a return on investment only if the market price of the Common Shares increases, which may never occur.

One of the manners in which we may seek to grow the Company is through acquisition or combination transactions, as well as through the launch of new investment strategies.  It is possible that, even after we announce a potential acquisition, combination transaction, or new business initiative, such transactions or initiatives may not ultimately close, materialize, or achieve their intended objectives. Our announcement of these potential transactions or strategies—and the occasional failure of them to proceed as planned—may cause the price of our Common Stock to be volatile.

As disclosed in prior reports, we have stated our intention to grow the Company both organically, including by expanding our specialty finance operations into new markets or niches, and through acquisition or combination transactions such as mergers or similarly structured transactions. More recently, we launched a new SUI treasury strategy, under which the principal holding in our treasury reserve on the balance sheet is allocated to the native cryptocurrency of the Sui blockchain. This new strategy represents a meaningful expansion of the Company’s portfolio investment activities and introduces additional uncertainties, particularly given the emerging nature of digital asset markets. Public announcements regarding the launch, progress, or performance of this strategy may affect the trading volume and price of our Common Stock. Moreover, should this strategy fail to develop as anticipated, fail to scale, or otherwise underperform, such outcomes could similarly contribute to volatility in the trading volume and price of our Common Stock.

In the past, we have also announced our execution of non-binding letters of intent for acquisition or combination transactions.  These announcements may create volatility in the trading volume and price of our Common Stock, particularly where there is limited publicly available information about the counterparty to such a transaction or uncertainty regarding our ability to successfully enter into definitive agreements.  Moreover, the failure of the transactions contemplated in these announcements to close could similarly create volatility in the trading volume and price of our Common Stock.  Such volatility could ultimately reduce market liquidity for our Common Stock, creating a risk that you may not be able to sell your shares at a time or price you consider favorable.

An historical example of this dynamic is our December 2022 announcement of a non-binding letter of intent with Mustang Funding, LLC, a private litigation‑funding business, contemplating a merger transaction. Although we negotiated a proposed definitive agreement, we were unable to finalize and enter into that agreement, and we ultimately terminated the non-binding letter of intent in August 2024. The volatility in the trading volume and price of our Common Stock contemporaneous with our public announcements regarding the entry into—and subsequent termination of—the non-binding letter of intent, as well as related announcements regarding amendments to our prior loans to Mustang Funding, was not insignificant from a comparative standpoint.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock, including the general volume of transactions in our Common Stock, will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, the trading price for our stock may be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Requirements associated with being a public company in the United States require significant company resources and management attention.

As a public company, we are subject to certain reporting requirements of the Exchange Act and other rules and regulations of the SEC and Nasdaq (as defined below). We are also subject to various other regulatory requirements, including SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The expenses incurred by public companies for reporting and corporate governance compliance have been increasing and can decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it increasingly more difficult and more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as a private company. These laws and regulations can make it more difficult for us to attract and retain qualified persons to serve on the Board and committees of the Board, or as executive officers.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

We have identified and may in the future identify additional material weaknesses in internal controls over financial reporting. If we cannot remediate internal controls weaknesses or if we cannot maintain effective internal controls over financial reporting in the future, it could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

As more fully disclosed in “Item 9A — Controls and Procedures” of this Annual Report, we identified a material weakness related to the proper accounting for transactions in accordance with GAAP. To remediate the material weakness, we engaged outside consultants with expertise in accounting, financial reporting and internal controls to assist management in evaluating and enhancing our accounting processes and controls. We cannot ensure that we have remediated the material weakness or that we will not in the future have additional material weaknesses. Should this material weakness persist, or new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We presently do not engage third parties to assist us with the assessment, identification or management of cybersecurity risks, or in evaluating the effectiveness of our existing approaches, nor do we have formal processes assessing, identifying, and managing material risks from cybersecurity threats, including risks associated with our use of third-party service providers.

We are unaware of any material cybersecurity breaches during the year ended December 31, 2025. Our criteria for determining the materiality of cybersecurity incidents include assessing potential or actual financial impacts, reputational damage, and operational disruptions.

The Audit Committee is the governance body involved in, and ultimately responsible for, cybersecurity oversight. Members of the Audit Committee generally coordinate with our Chief Financial Officer in this regard, with management alerting the committee members to any specific concerns of which management may be aware.  In the event of a cybersecurity concern or event, our Chief Financial Officer would report the event or his or her concerns to our Audit Committee and full Board, as well as outside legal counsel.  None of our directors on the Audit Committee nor our Chief Financial Officer have particular experience in cybersecurity matters, nor are there formal processes in place by which such persons would monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

ITEM 2. PROPERTIES

Our executive offices are located at 1907 Wayzata Boulevard, Suite 205, Wayzata, Minnesota 55391, and our telephone number is: (952) 479-1923. We are party to an operating lease for office space expiring November 30, 2026. The lease does not have significant lease escalations, rent abatements or concessions, leasehold improvements, or other build-out clauses; and they do not contain contingent-rent provisions. The lease does not include options to renew. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “SUIG”. The transfer agent and registrar for our Common Stock is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119.

Holders

As of the date of this filing, we had approximately 185 holders of record of our Common Stock and shares held in street name by approximately 178 non-objecting beneficial owners.

Dividends

We do not expect that the Board will declare any cash dividends in the foreseeable future.

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” below for further details regarding equity compensation plans.

Recent Purchases of Equity Securities by the Issuer

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (2)
October 1–30, 2025	--	--	--	--
November 1–30, 2025	3,255,650	1.98	3,255,650	42.33
December 1–31, 2025	4,545,391	2.04	4,545,391	33.07
Total	7,801,041	$2.17	7,801,041	33.07

(1) Represents share repurchases under the Company’s previously announced $50 million stock repurchase program (the “New Program”).

(2) Represents approximate dollar value of shares that were available to be purchased under the New Program as of December 31, 2025. The Program does not have a specific expiration date. During the year ended December 31, 2025, 8,077,337 shares had been repurchased under the New Program (including 276,296 shares repurchased during the quarter ended September 30, 2025), and 641,225 shares had been repurchased under the Company’s prior $2.0 million stock repurchase program, exhausting all remaining capacity under that program.

ITEM 6. [RESERVED]

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) set forth below should be read in conjunction with our audited financial statements, and notes thereto, filed together with this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A — Risk Factors.”

This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in below sections:

•	Overview
•	SUI Treasury Management Activity
•	Portfolio Investment Activity
•	Factors Affecting the Comparability of our Results of Operations and Material Trends
•	Results of Operations
•	Critical Accounting Policies and Estimates

OVERVIEW

Sui Group Holdings Limited was originally incorporated as Mill City Ventures III, Ltd. in the State of Minnesota on January 10, 2006. Since 2020, we operated as a publicly traded specialty finance company focused on short-term, non-bank lending solutions. Revenue was primarily generated through interest income, transaction fees, and capital appreciation from related portfolio investments.

In July 2025, we undertook a strategic shift by launching the industry’s first SUI treasury strategy, under which the principal holding in our treasury reserve on the balance sheet is allocated to the native cryptocurrency of the Sui blockchain (commonly referred to as “SUI”). In support of this strategic shift, on July 31, 2025, the Company completed the private placement of 75,881,625 shares of Common Stock at an offering price of $5.42 per-share, and Pre-Funded Warrants to purchase up to 7,144,205 shares of Common Stock at an offering price of $5.4199 per Pre-Funded Warrants, exercisable at a per-share price of $0.0001. On July 31, 2025, the Company consummated the offer and sale of its securities pursuant to the Securities Purchase Agreement, dated as of July 27, 2025, by and among the Company and the investors identified on the signature pages thereto. The transaction was settled through a combination of cash, cash equivalent, USDC, and digital assets, resulting in cash and cash equivalents proceeds of $259.0 million and the receipt of approximately $191.0 million in SUI tokens and USDT coins contributed in-kind by certain investors as part of their investment consideration. The Company issued warrants to the Sui Foundation, certain investors involved in the private placement and certain management and directors in conjunction with the private placement. Since the launch of our digital asset treasury strategy, we have established the largest publicly traded SUI treasury, backed by an exclusive relationship with the Sui Foundation, an independent organization dedicated to the advancement and adoption of the Sui network.

SUI is a next-generation Layer 1 blockchain designed to deliver the scalability, speed, and security required to power decentralized applications and real-world cryptocurrency use cases across finance, gaming, artificial intelligence, stablecoins, and more. Its horizontally scalable architecture, low-latency finality, and secure, developer-friendly design, position it as a leading infrastructure platform capable of handling real-world scale. As institutional and consumer adoption accelerates, SUI offers the potential to enable a wide range of transformative digital experiences and create long-term value opportunities for Sui Group and its shareholders.

On August 26, 2025, we formally changed our name to Sui Group Holdings Limited, following an amendment to our Articles of Incorporation filed with the Officer of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our new treasury strategy.

The Company’s strategy is to maximize the value of SUI per-share and support the growth of the Sui ecosystem through scalable, transparent, and long-term value creation strategies. We therefore aim to capitalize on this opportunity by acquiring SUI tokens through open-market purchases, institutional-grade deal flow typically reserved for cryptocurrency funds, and a negotiated purchase agreement with the Sui Foundation. This structure enables broader investor access to SUI through a regulated, publicly traded vehicle. As the only SUI treasury with Sui Foundation support, we believe that we are uniquely positioned to capitalize on technology trends and ecosystem growth relating to SUI, while providing regulated, liquid, and institutional-grade access to the Sui blockchain designed for scalability and global adoption.

On September 19, 2025, our shareholders approved all proposals presented at the annual meeting, including the amendment to increase the authorized capital stock and election of directors, as well as the approval of issuance of Common Stock issuable upon exercise of the management warrants and pursuant to the Purchase Agreement with A.G.P./Alliance Global Partners (“A.G.P.”). These changes are expected to enhance our corporate governance and better align executive compensation with shareholder interests.

During 2025, we also continued to return capital to shareholders through our stock repurchase programs. For the year ended December 31, 2025, we repurchased 8,718,562 shares of Common Stock for $18.9 million, completing our original $2.0 million authorization and utilizing $16.9 million of the new $50.0 million program approved by the Board in September 2025. In comparison, during the year ended December 31, 2024, we did not repurchase any shares of Common Stock.

As of December 31, 2025, we held 105 million SUI tokens in our treasury, representing $147.4 million in digital assets. This equates to approximately 1.34 SUI per share of Common Stock and Pre-Funded Warrants (as defined below) outstanding. Approximately 99% of our SUI holdings continued to be staked, generating an annualized yield of approximately 1.7%, or approximately $10,000 in daily staking rewards, with the balance of the SUI tokens applied to higher margin direct lending opportunities. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation and serves as a flexible source of liquidity for future acquisitions and operational portfolio investments.

For the year ended December 31, 2025, we earned $2.1 million in staking rewards, representing 799,951 SUI tokens generated from substantially all tokens staked, as compared to $0 earned in staking rewards during the year ended December 31, 2024.

Our principal sources of income now include staking rewards from our SUI holdings, realized and unrealized gains or losses on digital assets, and rewards earned through protocol participation. We actively monitor market conditions and developments across blockchain protocols to optimize yield and asset performance. Legacy income streams from interest and fees on short-term loans remain part of our portfolio, although they represent a smaller portion of our overall financial profile.

Our operating expenses now reflect a blend of our legacy finance and digital asset treasury operation, including professional fees, payroll, custody and infrastructure costs related to blockchain asset management, and insurance. We seek to achieve enhanced operational leverage as we plan to scale our digital asset treasury strategy and expand our operational footprint.

SUI TREASURY MANAGEMENT ACTIVITY

In late July 2025, we formally launched our SUI treasury strategy, establishing SUI, the native token of the Sui blockchain, as a core component of our digital asset treasury platform. In connection with the launch of our SUI treasury strategy, on July 27, 2025, the Company entered into an agreement (the “Digital Asset Purchase Agreement”) with the Sui Foundation, whereby the Company acquired approximately 44 million SUI tokens at a discounted purchase price equal to 85% of the twenty-four-hour time-weighted average price (“TWAP”) of SUI tokens on July 31, 2025. The Digital Asset Purchase Agreement also obliges the Company to use one half of all cash raised after the PIPE transaction to offer to purchase additional SUI from the Sui Foundation, and an option for the Sui Foundation to purchase from the Company up to one hundred percent (100%) of the total dollar amount of SUI acquired by the Company in certain market purchases and subject to certain conditions including a 15% discount to prevailing market prices.  This initiative reflects our conviction in the long-term potential of the Sui blockchain and its role in powering the next generation of decentralized applications across finance, gaming, artificial intelligence, and other sectors.

During the fourth quarter of 2025, we also entered into certain digital asset lending arrangements, which resulted in the recognition of a digital loan receivable, measured at fair value, reflecting an extension of our broader digital asset activities. On September 29, 2025, the Company entered into a digital currency loan agreement with Galaxy Digital LLC (“Galaxy”) pursuant to which the Company lent 961,550 SUI tokens. The loan carries a fee of 4.5% per annum, paid in digital assets, and is structured as an evergreen facility with the ability to terminate upon a seven‑day notice period at the election of the Company. On October 7, 2025, the Company entered into a separate digital currency loan agreement with BlueFin Labs Inc. (“BlueFin”) under which the Company lent 2,000,000 SUI tokens to BlueFin for a fee equal to 5.0% of all revenues generated by BlueFin’s decentralized exchange, paid in SUI tokens. These arrangements were not material to our overall liquidity but are consistent with our strategy to responsibly deploy digital assets in ways that enhance yield and operational flexibility.

As of December 31, 2025, we held 105 million SUI tokens, valued at $147.4 million based on a market price of $1.4 per token as compared to $0 in cryptocurrency during the year ended December 31, 2024.

99% of our SUI holdings are staked, generating an estimated 1.7% annual yield, or approximately $10,000 in daily staking rewards. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation. For the year ended December 31, 2025, we earned $2.1 million in staking rewards, representing 799,951 SUI tokens generated from substantially all tokens staked, as compared to $0 earned in staking rewards during the year ended December 31, 2024.

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

During the year ended December 31, 2025, we made $8.2 million of portfolio investment purchases and had $4.5 million of redemptions and repayments, resulting in net portfolio investments at amortized cost of $17.5 million at the end of the period. During the year ended December 31, 2024, we made $5.7 million of portfolio investment purchases and had $9.8 million of redemptions and repayments, resulting in net portfolio investments at amortized cost of $13.7 million at the end of that period.

In August 2025, the Company entered into a $3.0 million short-term secured loan arrangement, with a maturity date of May 12, 2026. In determination of the fair value of this short-term loan arrangement in accordance with the Company’s investment valuation policy at December 31, 2025, the Company determined the borrower is experiencing financial difficulty and the collection of the full amount of principal and related interest was in doubt. As a result, the fair value of the short-term loan arrangement includes an adjustment for the borrower’s creditworthiness and financial position, resulting in a fair value of zero as of December 31, 2025. In addition, the Company recorded a full reserve of the accrued interest of this short-term loan arrangement at December 31, 2025 totaling approximately $0.2 million.

Our portfolio composition by major class, based on fair value at December 31, 2025, was as follows:

	As of December 31, 2025
	Portfolio Investments at Amortized Cost	Percentage of Amortized Cost	Portfolio Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$6,400,000	36.6%	$3,413,975	23.4
Commercial Business Loans (1)	10,000,000	57.3	10,244,122	70.1
Common Stock	1,050,216	6.0	955,747	6.5
Other Equity	10,000	0.1	—	—
Total	$17,460,216	100.0%	$14,613,844	100.0

	As of December 31, 2024
	Portfolio Investments at Amortized Cost	Percentage of Amortized Cost	Portfolio Investments at Fair Value	Percentage of Fair Value

Short-term Non-banking Loans	$13,000,000	94.8%	$13,006,231	96.7%
Common Stock	707,089	5.1	447,330	3.3
Other Equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

(1) Prior to the fiscal year ending December 31, 2025, the loan was classified as a short-term non-banking loan. In January 2025, the maturity date was extended to March 2027, resulting in the loan being reclassified as a commercial business loan.

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS AND MATERIAL TRENDS

We believe that the most significant factors affecting the comparability of our results of operations include:

•

Strategic Shift: Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to the recent strategic shift from our legacy finance business toward the SUI treasury strategy. As a result, the periods presented in our historical financial statements may not be comparable to one another, and our future results of operations and financial results may differ.

•

Price of SUI: Our treasury management business is expected to be heavily dependent on the price of SUI tokens, which has historically experienced significant volatility. From July 31, 2025 to December 31, 2025, the price of SUI declined from approximately $3.6 to $1.4 per token. As of December 31, 2025, we held 105 million SUI tokens, valued at $147.4 million based on a market price of $1.4 per token. SUI is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of SUI may significantly impact our results of operations.

Known Trends and Uncertainties

Known trends and uncertainties that are reasonably likely to have a material impact on our future financial condition and results of operations include the following: (i) regulatory developments, including potential SEC guidance on the accounting treatment of digital assets, possible classification of SUI as a security, and implementation of pending digital asset market structure legislation, which could materially affect our financial reporting and business operations; (ii) custody and counterparty risks, including concentration of our digital asset custody with BitGo and risks associated with lending SUI tokens to third-party service providers; (iii) variability in staking rewards, as factors such as changes in network participation, validator performance, and Sui network economics could cause our staking yields to decline below the current annualized rate of approximately 1.7%; (iv) macroeconomic conditions, including changes in interest rates and general economic conditions that could affect the market price of SUI, demand for our portfolio investment products, and our ability to raise capital; and (v) competitive dynamics in the digital asset treasury management space, including the emergence of competing digital asset treasury vehicles and strategies that could affect our competitive positioning and growth prospects.

RESULTS OF OPERATIONS

This section of the Annual Report generally discusses fiscal years 2025 and 2024 results and year-to-year comparisons between fiscal year 2025 and fiscal year 2024. Discussions of fiscal year 2023 results and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Annual Report can be found Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.

The recent trends and developments that have had, or are reasonably likely to have, a material favorable or unfavorable impact on our revenues or income from continuing operations include changes in digital asset market conditions and pricing, the ramp‑up of our treasury management activities beginning in the third quarter of 2025, and fluctuations in interest income earned on digital asset–related arrangements. More information on these trends and developments can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, where we also discuss other operational and market factors that could impact our financial results in future periods.

	For the Year Ended December 31,		Increase (Decrease)	Change
	2025	2024
Revenues
Portfolio investment income	$1,726,061	$3,301,119	$(1,575,058)	(48)%
Digital lending interest income	83,517	—	83,517	n/a
SUI staking revenue	2,089,053	—	2,089,053	n/a
Total Revenues	3,898,631	3,301,119	597,512	18%
Operating Expenses:
Professional fees	2,766,442	550,248	(2,216,194)	(403)%
Stock-based compensation	4,431,781	—	(4,431,781)	n/a
Asset and strategic management fees	1,614,717	—	(1,614,717)	n/a
Compensation expense	1,091,708	1,233,157	141,449	11%
Insurance	773,939	99,936	(674,003)	(674)%
Unrealized loss on digital assets, net	253,582,413	—	(253,582,413)	n/a
Realized loss on digital assets	3,292,227	—	(3,292,227)	n/a
Provision for digital asset loan credit losses	548,144	—	(548,144)	n/a
Net realized and unrealized gain on portfolio investments	(476,986)	(267,932)	209,054	(78)%
Other general and administrative	311,741	92,534	(219,207)	(237)%
Total Operating Expenses	267,936,126	1,707,943	(266,228,183)	(15,588)%
Operating Income (Loss)	$(264,037,495)	$1,593,176	$(265,630,671)	(16,673)%

SUI Staking Revenue

During the year ended December 31, 2025, we generated approximately $2.1 million in staking rewards from our SUI token holdings as compared to $0 during the year ended December 31, 2024. This income reflects the accrual of 799,951 SUI tokens earned on 104,266,127 SUI tokens staked, representing approximately 99% of our total SUI holdings during the period. The staking yield remains consistent with our estimated annualized return of 1.7%, and rewards were accrued daily in accordance with our treasury management strategy.

Staking rewards are recognized as income when earned and are valued based on the market price of SUI at the time earned. These rewards enhance the productivity of our digital asset treasury while maintaining exposure to the underlying token. We continue to monitor validator performance, protocol-level developments, and infrastructure improvements to optimize staking efficiency and security.

Portfolio Investment Income

During the year ended December 31, 2025, our total portfolio investment income was $1.7 million as compared to $3.3 million for the year ended December 31, 2024. The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under Accounting Standard Codification 946 (“ASC 946”) during the quarter ended September 30, 2025. As a result of this change, portfolio investment income recognized during the first half of 2025 continues to be presented within revenue, while portfolio investment income recognized during the second half of 2025 is presented within other income and totaled $2.9 million.

Professional Fees

During the year ended December 31, 2025, and 2024, we had professional fees expense amounting to $2.8 million and $0.6 million, respectively. The increase was due to the increased professional costs related to the launch of our new SUI treasury strategy and includes asset and strategic management fees under our asset and strategic management arrangements.

Stock-based Compensation

During the year ended December 31, 2025, and 2024, we had stock-based compensation amounting to $4.4 million and $0, (respectively the “Stock-based Compensation”). The increase was attributable to non-cash compensatory expenses incurred in connection with the issuance of warrants in the Private Placement to certain members of management and a director, as discussed in “Note 8 — Share-Based Compensation” of our condensed financial statements.

Asset and Strategic Management Fees

During the year ended December 31, 2025, we incurred $1.6 million in asset and strategic management fees under our strategic and asset management arrangements. During the year ended December 31, 2024, we incurred no fees in asset and strategic management fees. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals.

These arrangements support our digital asset treasury strategy, including discretionary investment management, staking operations, protocol-specific guidance, and infrastructure alignment. We expect advisory fees to scale with AUM and remain aligned with our long-term strategy to deliver institutional-grade exposure to the Sui blockchain.

Insurance Expense

During the year ended December 31, 2025, and 2024, we had insurance expense amounting to $0.8 million and $0.1 million, respectively. The increase was due to additional directors and officers’ insurance policies that the Company deemed necessary due to our change in strategy.

Unrealized Loss on Digital Assets, Net

During the year ended December 31, 2025, we recognized an unrealized loss, net of $253.6 million compared to no unrealized loss during the year ended December 31, 2024.  The net amount reflects a gross unrealized loss of $258.5 million on our digital asset holdings, partially offset by $4.9 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The remaining deferred income balance of $19.8 million will amortize on a straight line basis over the period to August 30, 2027.

Net Realized and Unrealized Loss / (Gain) on Portfolio Investment

During the year ended December 31, 2025, our net realized and unrealized gain on portfolio investment was $0.5 million, compared to $0.3 million for the year ended December 31, 2024. The decrease of $0.2 million primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. As a result of this change, net realized and unrealized gain on portfolio investment recognized during the first half of 2025 continues to be presented within operating expenses, while net realized and unrealized loss on portfolio investment recognized in the second half of 2025 is presented within other income and totaled $3.1 million.

Cash Flows for the Year Ended December 31, 2025 and 2024

Net cash used in operating activities was $8.2 million for the year ended December 31, 2025, compared to $5.7 million provided in the prior year. Cash flows provided by operating activities for the year ended December 31, 2024, were primarily related to net proceeds from sales of investments. The decrease in operating cash flow was driven primarily by lower net income, with the Company’s operating loss for the year substantially influenced by significant non-cash charges, including the realized loss on digital assets of $3.3 million, unrealized loss on digital assets of $253.6 million, and net realized and unrealized loss on portfolio investments for $2.6 million for the year ended December 31, 2025. The decrease is also due to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. Cash flows provided by operating activities for the year ended December 31, 2024, were primarily related to redemptions and repayments of short-term loans and portfolio investments totaling $9.8 million, offset mostly by the funding of our short-term loans and purchases of portfolio investments aggregating $5.7 million. Operating cash flows were also impacted by changes in working capital, including increases in prepaid expenses and interest and dividend receivable, which reduced cash generated from operations by $0.7 million. These outflows were partially offset by increases in accounts payable and accrued income taxes. For the year ended December 31, 2024, operating cash flows were primarily generated from interest earned on short‑term loans.

The level of cash flow used in or provided by investing activities is affected primarily by our purchase of SUI tokens. For the year ended December 31, 2025, net cash used in investing activities was $195.5 million, as compared to $0 for the year ended December 31, 2024. The use of cash was primarily attributable to purchases of SUI tokens related to the SUI strategy. During the year ended December 31, 2025, non-cash investing activities consisted of the lending of 961,550 SUI tokens to Galaxy Digital LLC and 2,000,000 SUI tokens to BlueFin Labs Inc., representing an aggregate fair value of $8.1 million at the time of the transactions.

The level of cash flows used in or provided by financing activities is affected primarily by the issuance and repurchase of Common Stock and the issuance of warrants in connection with the Private Placement. For the year ended December 31, 2025, net cash provided in financing activities was $219.5 million, as compared to $0 in the year ended December 31, 2024. Cash flows provided in financing activities for the year ended December 31, 2025 were related to the proceeds received from the Private Placement, which was supplemented by the proceeds received from the exercise of stock options and warrants, offset by issuance costs of our private offering and the repurchase of our Common Stock. During the year ended December 31, 2025, non-cash financing activities consisted of the receipt of approximately $191.0 million in SUI tokens and USDT. These digital assets were received from certain investors as a portion of the total consideration provided in connection with the Private Placement.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $21.9 million, an increase of $15.9 million from $6.0 million as of December 31, 2024. Cash equivalents as of December 31, 2025 include $2.2 million of USD Coins (USDC), a stablecoin pegged to the U.S. dollar. The primary use of our existing funds and any funds raised in the future is expected to be for our SUI strategy and other general corporate purposes, including operating expenses or to service debt to the extent we borrow or issue senior securities. Our portfolio investments may consist of cash, cash equivalents (including USDC), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary portfolio investments.”

To support our ongoing liquidity and capital needs, we also have access to additional financing under the equity line of credit established pursuant to our purchase agreement with A.G.P./Alliance Global Partners (“A.G.P.”). Subject to the terms and conditions of the agreement, we may, from time to time at our discretion, direct A.G.P. to purchase shares of our Common Stock, providing us with a flexible source of capital to fund operations or strategic initiatives. Any sales of Common Stock under the agreement will be made at our discretion and are subject to customary limitations, including share volume restrictions and conditions relating to market pricing and effectiveness of our registration statement. The A.G.P. purchase agreement provides additional optional capacity up to $500 million that we may utilize if needed to supplement liquidity.

Management believes our existing liquidity sources, together with the cash general from operations, will be sufficient to meet our liquidity needs in the short and long term. However, we recognize that a significant portion of our assets consist of SUI tokens, which are less liquid than cash and cash equivalents. As of December 31, 2025, approximately 99% of our SUI holdings are staked and subject to a one-day unbonding period, which may limit our ability to rapidly access liquidity from these assets. While we view our SUI holdings as long-term strategic assets and do not currently expect to need to sell SUI to meet our operating liquidity requirements over the next twelve months, we may periodically sell SUI for general corporate purposes, including to generate cash for treasury management, acquisitions, or strategies that generate tax benefits in accordance with applicable law.

In the short term, we expect to meet our operating expenses, portfolio investment activities, and working capital needs through our existing cash and cash equivalents and cash generated from operations.

We do not have material contractual obligations that we believe would impair our ability to meet our liquidity needs or otherwise impact our short- or long-term financial condition. Our existing contractual arrangements including our strategic advisory agreement with Karatage, advisory agreement with the Sui Foundation and agreements with key executives are not expected to materially affect our liquidity.

In the long term, our liquidity will depend on our ability to generate cash from operations, the performance and realizable value of our SUI holdings, and our ability to access capital markets or secure additional financing arrangements.

Summary cash flow data is as follows:

	For the Year Ended December 31,
Cash flows provided by (used in)::	2025	2024
Operating activities	$(8,235,211)	$5,650,086
Investing activities	(195,358,509)	—
Financing activities	219,503,884	—
Net increase (decrease) in Cash and cash equivalents	15,910,164	5,650,086
Cash and cash equivalents, beginning of period	6,026,110	376,024
Cash and cash equivalents, end of period	$21,936,274	$6,026,110

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in conformity with the Generally Accepted Accounting Principles in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

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

As our operations have evolved to include blockchain-native treasury management, our critical accounting policies now encompass both legacy finance and digital asset activities. The critical accounting policies include fair value measurement of digital assets and digital assets loan receivables and current expected credit loss (CECL) measurement of digital assets loan receivables. Further, the most significant estimates currently relate to:

•

Legacy portfolio valuation: We continue to hold certain short-term, secured loans and equity-linked portfolio investments from our specialty finance operations. These assets are measured at fair value and are evaluated quarterly for impairment. Valuation inputs include expected cash flows, collateral assessments, and market comparables, with oversight from management and the Audit Committee.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Sui Group Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sui Group Holdings Limited, formerly Mill City ventures III, LTD (the Company) as of December 31, 2025 and 2024, including the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and the investment schedule as of December 31, 2024 (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Investment Valuation

As explained in Note 6 to the financial statements, the accompanying financial statements include investments valued at $13,658,097 and $13,006,231 as of December 31, 2025 and 2024, respectively, whose fair values have been estimated by management in absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies and pertinent market and industry data. The investments are valued based on unobservable inputs as of December 31, 2025 and 2024. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Valuation of portfolio investments which utilize significant unobservable inputs and digital asset loan receivables associated with credit allowances

At December 31, 2025, the balances of the Company’s investments, at fair value, categorized as Level 3 within the fair value hierarchy totaled $13,658,097 and the credit allowance assigned to the digital asset loan receivables totaled $548,144. The values are determined by management using the valuation techniques and significant unobservable inputs described in Notes 2, 4, 5, and 6 to the financial statements.

Auditing the values of the Company’s investments categorized as Level 3 within the fair value hierarchy and the credit allowance associated with the digital asset loan receivables was complex and involved a high degree of auditor subjectivity and judgement due to the estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in our Audit

We obtained an understanding and evaluated the design of controls over the Company’s valuation and estimate process, including management’s assessment of the significant inputs and estimates used in the fair value and credit allowance measurements.

We performed the following procedures, among others, for the Company’s Level 3 investments and credit allowance associated with the digital asset loan receivables:

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

	•	We compared the available market data related to credit losses to the data and assumptions utilized by the Company.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2019.

Boulay PLLP

Minneapolis, MN

February 27, 2026

SUI GROUP HOLDINGS LIMITED
BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$21,936,274	$6,026,110
Portfolio investments, at fair value (cost: $7,460,216 and	4,369,722	13,453,561
$13,717,089, respectively)
Digital asset loan receivable, at fair value (cost: $3,399,860 and $0)	1,305,342	—
Interest and dividend receivable	757,794	191,917
Digital assets receivable, at fair value (cost: $53,565 and $0)	28,774	—
Prepaid expenses	1,806,222	31,848
Income tax receivable	131,360	—
Deferred taxes	—	770,000
Total current assets	30,335,488	20,473,436

Digital assets, at fair value (cost: $401,991,599 and $0)	147,415,273	—
Portfolio investments, at fair value (cost: $10,000,000 and $0)	10,244,122	—
Digital asset loan receivable, at fair value (cost: $4,682,300 and $0)	2,306,203	—
Other assets	63,890	—
Total Assets	$190,364,976	$20,473,436

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	857,341	41,105
Deferred income	11,858,820	—
Accrued payroll liabilities	1,250	527,142
Accrued income tax	-	147,200
Total current liabilities	12,717,411	715,447
Long Term Liabilities
Deferred income	7,905,886	—
Total long term liabilities	7,905,886	—

Total liabilities	$20,623,297	$715,447

Shareholders' Equity
Common Stock, par value $0.001 per share (2,000,000,000 authorized;	76,803	6,385
76,802,872 and 6,385,255 issued and outstanding, respectively)
Additional paid-in capital	431,799,677	16,933,330
Accumulated deficit	(262,134,801)	(1,159,665)
Accumulated undistributed investment gain (loss)	—	(152,389)
Accumulated undistributed net realized gains on investment transactions	—	4,393,855
Net unrealized depreciation in value of investments	—	(263,527)
Total shareholders' equity	169,741,679	19,757,989
Total liabilities and shareholders' equity	$190,364,976	$20,473,436

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024
Revenues
Portfolio investment income	$1,726,061	$3,301,119
Digital lending interest income	83,517	—
SUI staking revenue	2,089,053	—
Total Revenues	3,898,631	3,301,119
Operating Expenses
Professional fees	2,766,442	550,248
Stock-based Compensation	4,431,781	—
Asset and strategic management fees	1,614,717	—
Compensation expense	1,091,708	1,233,157
Insurance	773,939	99,936
Unrealized loss on digital assets, net	253,582,413	—
Realized loss on digital assets	3,292,227	—
Provision for digital asset loan credit losses	548,144	—
Net realized and unrealized gain on portfolio investments	(476,986)	(267,932)
Other general and administrative	311,741	92,534
Total Operating Expenses	267,936,126	1,707,943
Operating Income (Loss)	$(264,037,495)	$1,593,176
Other Income/(Loss)
Portfolio investment income	2,887,486	—
Net realized and unrealized loss on portfolio investments	(3,059,626)	—
Total Other Loss	(172,140)	—
Income (Loss) Before Taxes	$(264,209,635)	$1,593,176

Provision for (Benefit from) Income Taxes	743,440	425,450
Net Income (Loss)	$(264,953,075)	$1,167,726

Earnings per Share
Basic	$(6.59)	$0.18
Diluted	$(6.59)	$0.18

Weighted-average number of common shares outstanding - basic	40,212,397	6,385,255
Weighted-average number of common shares outstanding - diluted	40,212,397	6,492,275

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF SHAREHOLDERS EQUITY

Year Ended December 31, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Portfolio Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Portfolio Investments Transactions	Net Unrealized Depreciation in value of Portfolio Investments	Total Shareholders' Equity

Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989
Issuance of shares and warrants in private offering, net of issuance costs of $21,192,358	75,881,625	75,882	428,731,711	—	—	—	—	428,807,593
Exercise of stock options and warrants	3,254,554	3,255	625,654	—	—	—	—	628,909
Stock-based Compensation	—	—	4,431,781	—	—	—	—	4,431,781
Repurchase of common shares	(8,718,562)	(8,719)	(18,922,799)	—	—	—	—	(18,931,518)
Undistributed net portfolio investment gain	—	—	—	—	651,795	—	—	651,795
Undistributed net realized gain on portfolio investment transactions	—	—	—	—	—	205	—	205
Depreciation in value of portfolio investments		—	—	—	—	—	476,781	476,781
Cumulative effect of ASC 946 derecognition	—	—	—	5,106,720	(499,406)	(4,394,060)	(213,254)	—
Net loss	—	—	—	(266,081,856)	—	—	—	(266,081,856)
Balance as of December 31, 2025	76,802,872	$76,803	$431,799,677	$(262,134,801)	$—	$—	$—	$169,741,679

Year Ended December 31, 2024	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity

Balance as of December 31, 2023	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(1,052,183)	$5,155,200	$(1,292,804)	$18,590,263
Undistributed net portfolio investment gain		—	—	—	899,794	—	—	899,794
Undistributed net realized gain on portfolio investment transactions		—	—	—	—	(761,345)	—	(761,345)
Appreciation in value of portfolio investments		—	—	—	—	—	1,029,277	1,029,277
Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$(264,953,075)	$1,167,726
Adjustments to reconcile net income (loss) to net cash provided (used)
in operating activities:
Deferred income taxes	770,000	(13,000)
Unrealized loss on digital assets, net	253,582,413	—
Realized loss on digital assets	3,292,227	—
Net realized and unrealized loss/ (gain) on portfolio investments	2,582,640	(267,932)
Provision for digital asset loan credit losses	548,144
Staking revenue	(2,035,488)	—
Digital lending revenue	(77,928)
Stock-based Compensation	4,431,781	—
Purchases of investments	(4,428,530)	(5,665,526)
Proceeds from sales of investments	504,116	9,764,573
Changes in operating assets and liabilities:
Prepaid expenses	(1,838,264)	142,736
Interest and dividend receivable	(565,877)	72,496
Digital assets receivable	(59,154)	—
Note receivable	—	250,000
Accounts payable and other liabilities	290,344	51,813
Accrued income tax	(278,560)	147,200
Net cash provided (used) in operating activities	(8,235,211)	5,650,086
Cash flows from investing activities:
Purchases of portfolio investments	(3,818,608)	—
Proceeds from sales and repayments of portfolio investments	4,000,100	—
Purchases of digital assets	(195,540,001)	—
Net cash provided (used) in investing activities	(195,358,509)	—
Cash flows from financing activities:
Proceeds from common shares and warrants issued in private offering	258,998,851	—
Issuance costs of private offering	(21,192,358)	—
Proceeds from option and warrant exercise	628,909	—
Payments for repurchase of common stock	(18,931,518)	—
Net cash provided in financing activities	219,503,884	—
Net increase in cash and cash equivalents	15,910,164	5,650,086
Cash and cash equivalents, beginning of period	6,026,110	376,024
Cash and cash equivalents, end of period	$21,936,274	$6,026,110

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$159,750
Cash paid for interest	$—	$320
Non-cash investing and financing activities:
In-kind digital assets contribution for equity and warrants in private offering	$191,001,099	$—
In-kind digital assets acquired	$(191,001,099)	$—
Digital assets loan receivable	$8,076,572	$—

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
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

See accompanying Notes to Financial Statements

NOTE 1 — ORGANIZATION

Sui Group Holdings Limited (the “Company”, “Sui Group”, or “we”), formerly known as Mill City Ventures III, Ltd., is a Minnesota corporation headquartered in Wayzata, Minnesota. The Company changed its name to Sui Group Holdings Limited on August 26, 2025, following an amendment to our Articles of Incorporation filed with the Office of the Minnesota Secretary of State. This name change and concurrent rebranding coincide with a change in strategy toward digital asset treasury management.

Prior to the rebrand, the Company operated under the name Mill City Ventures III, Ltd. as a publicly traded specialty finance company listed on Nasdaq under the ticker symbol “MCVT”. Its legacy business centered on issuing short-term, collateralized loans to small businesses and individuals, with a focus on generating high-yield returns.

To support the digital asset treasury strategy, the Company completed a $450 million private placement in July 2025 (the “Private Placement”). Following the Private Placement, the Company began implementing its SUI treasury strategy, acquiring over 74 million SUI tokens and generating 1.0 million SUI tokens from staking and other lending activities in addition to the 33 million tokens received as in-kind consideration from the Private Placement.

To further institutionalize its position within the Sui ecosystem, the Company formalized its relationship with the Sui Foundation through the Digital Asset Purchase and Sale Agreement (the “Digital Asset Purchase Agreement”), under which the Sui Foundation agreed to sell 44 million SUI tokens at a discounted purchase price equal to 85% of the twenty-four-hour time-weighted average price (“TWAP”) of SUI tokens on July 31, 2025. The Digital Asset Purchase Agreement provides formal recognition of the Company as a digital asset treasury company with backing from the Sui Foundation. In connection with this strategy, the Company changed its ticker symbol to “SUIG” and transitioned its operations to focus on institutional-grade exposure to the SUI digital asset.

The Company’s strategy is to maximize the value of SUI per-share and support the growth of the Sui ecosystem through scalable, transparent, and long-term value creation strategies. Its Common Stock remains listed on the Nasdaq Capital Market and continues to be available for options trading on Cboe Global Markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying Financial Statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.

Change in application of ASC 946: As discussed in “Note 1 — Organization”, the Company changed its strategy during the quarter ended September 30, 2025 and as a result no longer meets the definition of an investment company under ASC 946 – Financial Services – Investment Companies. Accordingly, the Company discontinued the application of ASC 946 and is accounting for this change on a prospective basis.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and our independent Board members to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates and assumptions include, but are not limited to, the determination of the fair value of investment assets, which involves the use of observable and unobservable market inputs which is based on management’s evaluation of available positive and negative evidence, including historical operating results and expectations of future taxable income. Actual results could differ from those estimates.

Cash and cash equivalents: The Company maintains the cash balances in financial institutions and with regulated financial investment brokers. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents as of December 31, 2025 include $2,249,758 of USD Coins (USDC), a stablecoin pegged to the U.S. dollar.

Digital assets: The Company has adopted Accounting Standards Update (“ASU”) 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets. The standard was adopted prospectively, and no cumulative-effect adjustment was recorded upon adoption.  The Company accounts for its digital assets, including SUI tokens, in accordance with ASC 350 – Intangibles – Goodwill and Other. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible cryptocurrency assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820 – Fair Value Measurement, using quoted prices in active markets. The Company has designated Coinbase as its principal market because it has the greatest volume and level of activity of SUI for determining the fair value of SUI tokens.

The activity from remeasurement of digital assets at fair value is reflected in the statements of operations within unrealized gain (loss) on digital assets. Realized gains and losses from the derecognition of digital assets are presented within realized gain (loss) on digital assets in the statements of operations. The Company uses the specific identification method to calculate the realized gains (losses) on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the statement of cash flows. Contributions of digital assets received as part of the consideration received are presented as noncash investing and financing activities in the statements of cash flows. Non‑cash disposals of digital assets that occur in connection with loan arrangements are accounted for consistent with the policies described in the digital asset loan receivables section below, which provides additional detail on the treatment of digital assets transferred pursuant to such agreements.

Digital asset loan receivables: The Company enters into digital asset lending arrangements in the ordinary course of business, whereby digital assets are loaned to the borrowers in exchange for a fee in accordance with the terms of the lending arrangement.

Upon origination, the digital assets loaned are derecognized at their carrying amount and a corresponding digital asset loan receivable is recognized at fair value. Subsequently, a digital asset loan receivable is remeasured at fair value on each reporting date using quoted prices from the Company’s principal market for the underlying digital asset, in accordance with ASC 820. Gains and losses associated with the derecognition of the SUI tokens is included in “Realized loss on digital assets” on the statements of operations. Subsequent change in the fair value of the digital asset loan receivable is recognized as “Unrealized loss on digital assets” on the statements of operations.

Fees earned on digital asset loan receivables are recognized as revenue under “Digital lending interest income” on the statements of operations.

The exchange of digital assets loaned for digital asset loan receivable is disclosed as a noncash investing activity. Fair value gains and losses are presented as reconciling items in the reconciliation of net income to net cash flows from operating activities.

The Company regularly evaluates its credit exposure to borrowers to determine whether an allowance for credit losses is required under ASC 326, Financial Instruments – Credit Losses (CECL). The allowance reflects management’s assessment of borrower creditworthiness, collateral volatility, and liquidity conditions in digital asset markets.

Valuation of portfolio investments: In connection with the change in accounting methods from ASC 946 - Financial Services - Investment Companies during the third quarter of 2025, the Company ceased applying investment company accounting and transitioned to accounting standards applicable to operating entities, in light of the change in its business model. Concurrently, the Company elected to apply the fair value option under ASC 825 - Financial Instruments, as it relates to the Company’s portfolio investments.

The change in accounting policy has been applied prospectively from the date of the election of ASC 825 – Financial Instruments. Portfolio investments are valued in accordance with ASC Topic 820 - Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value as determined by the Company’s Board  based on, among other things, the input of our executive management, the Audit Committee of the Board, and any independent third-party valuation experts that may be engaged by management to assist in the valuation of our portfolio investments, but in all cases consistent with our written valuation policies and procedures.

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

Accounting guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are categorized into one of the three hierarchy levels based on the relative observability of inputs used in the valuation. The three levels are defined as follows:

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

Our valuation policy and procedures for portfolio investments: Under our valuation policies and procedures, we evaluate the source of inputs, including any markets in which our investments are trading, and then apply the resulting information in determining fair value.  For our Level 1 investment assets, our valuation policy generally requires us to use a market approach, considering the last quoted closing price of a security we own that is listed on a securities exchange, and in a case where a security we own is listed on an over-the-counter market, to average the last quoted bid and ask price on the most active market on which the security is quoted.  In the case of traded debt securities, the prices for which are not readily available, we may value those securities using a discounted cash flows approach, at their weighted-average yield to maturity.

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

On a quarterly basis, our management provides members of the Board with recommendations, if any, to change any existing valuations of our portfolio investments or hierarchy levels for purposes of determining the fair value of such investments based upon the foregoing.  In such a case, the Board would then discuss these materials and, consistent with the policies and approaches outlined above, make final determinations respecting the valuation and hierarchy levels of our portfolio investments.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  Our evaluation was performed for the tax years ended December 31, 2022 through 2024, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2025.

Revenue recognition:

Portfolio Investment: Realized gains or losses on the sale of investments are calculated using the specific investment method.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or stated value of the investment on the respective interest- or dividend-payment dates rather than being paid in cash and generally becomes due at maturity or upon being repurchased by the issuer. PIK interest or dividends is recorded as interest or dividend income, as applicable. If at any point we believe that PIK interest or dividends is not expected be realized, the PIK-generating investment will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment in placed on non-accrual status.

SUI staking revenue: Beginning in August 2025, the Company engaged in SUI staking activities. This can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its SUI staking activities and has only engaged in native staking during the third and fourth quarters of 2025.  The Company intends for staking to become a primary revenue generation strategy of the Company within the upcoming fiscal year.

The Company earns revenue primarily through staking activities involving its digital asset holdings. Under its SUI treasury strategy, the Company delegates SUI tokens, to third-party validator nodes to participate in proof-of-stake blockchain protocols. These arrangements support the operation and security of the underlying blockchain networks and generate staking rewards as compensation.

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

Accordingly, staking rewards in the form of SUI tokens are recognized on a net basis as non-cash consideration for staking activities, measured at the fair value of the digital assets at the inception of the contract term, reflecting only the portion attributable to the Company for delegating its tokens.

Allocation of net gains and losses: All income, gains, losses, deductions and credits for any investment are allocated in a manner proportionate to the shares owned.

Stock-based Compensation: The Company's Stock-based Compensation consists of stock options and warrants issued to certain employees, non-employees and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black Scholes option-pricing method or Monte Carlo simulation. If the factors change and different assumptions are used, the Company's Stock-based Compensation expense could be materially different in the future. The Company recognizes Stock-based Compensation expense for these options and warrants on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480 – Distinguishing Liabilities from Equity, meet the definition of a liability pursuant to ASC 480 – Distinguishing Liabilities from Equity, and whether the instruments meet all of the requirements for equity classification under ASC 815 – Derivatives and Hedging, including whether the instruments are indexed to the Company’s Common Stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Please refer to “Note 7 — Shareholders’ Equity” and “Note 8 — Share-Based Compensation” for further details of the warrants issued on July 31, 2025 with the PIPE Transaction.

Reclassifications: Certain prior‑period amounts have been reclassified to conform to the current‑year financial statement presentation. These reclassifications primarily relate to the aggregation of previously separate operating expense line items into a single financial statement line within the statements of operations. The reclassifications had no impact on previously reported total assets, total liabilities, shareholders’ equity, net income (loss), or cash flows, and no changes were made to the underlying prior‑year balances.

Recently adopted accounting pronouncements:

During the year ended December 31, 2025, the Company adopted new accounting pronouncements issued by FASB that are effective and applicable to its financial reporting. These include, as applicable:

•	ASU 2023‑08 - Intangibles - Goodwill and Other- Cryptocurrency Assets (Subtopic 350‑60) - The standard requires certain cryptocurrency assets that meet the scope criteria of intangible assets to be measured at fair value, with changes in fair value recognized in net income, and presented separately from other intangible assets.

•	ASU 2025‑05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets - The amendments clarify the application of the CECL model for certain receivables, including digital asset receivables that qualify as financial assets. Early adoption did not have a material impact on the Company’s allowance for credit losses.

•	ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures - enhances the transparency of income tax disclosures, requiring additional disaggregation in the rate reconciliation and details about income taxes paid by jurisdiction; effective for annual periods beginning after December 15, 2025 for entities other than public business entities, with earlier adoption permitted. The Company has adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis.

As of the date of this filing, the FASB has issued, and the Company is evaluating, the following accounting standards updates that are not yet effective. The Company is assessing the potential impact of each on its financial statements and related disclosures:

•	ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures - enhances the transparency of income tax disclosures, requiring additional disaggregation in the rate reconciliation and details about income taxes paid by jurisdiction; effective for annual periods beginning after December 15, 2025, for entities other than public business entities, with earlier adoption permitted.

•	ASU 2024‑03, Income Statement - Reporting Comprehensive Income - Disaggregation of Income Statement Expenses (Subtopic 220‑40) - requires additional disclosure of specified expense categories in the notes; effective for annual periods beginning after December 15, 2026 (interim periods thereafter), with early adoption permitted.

•	ASU 2025‑06, Intangibles - Goodwill and Other - Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software - simplifies the guidance on internal‑use software capitalization; effective for annual periods beginning after December 15, 2027.

NOTE 3 — DIGITAL ASSETS

On July 27, 2025, the Company entered into the Digital Asset Purchase Agreement with the Sui Foundation, whereby the Company acquired approximately 44 million SUI tokens at a discounted purchase price equal to 85% of the twenty-four-hour time-weighted average price (“TWAP”) of SUI tokens on July 31, 2025.

The SUI tokens acquired under the Digital Asset Purchase Agreement are subject to contractual sales and transfer restrictions for a period of two years plus 30 days following July 31, 2025 (the “Restricted Period”). During the Restricted Period, the Company is prohibited from selling, transferring, or otherwise disposing of the Digital Asset Purchase Agreement Tokens. However, the Company may stake the Digital Asset Purchase Agreement Tokens on the Sui network to participate in network validation and earn staking rewards. The contractual restrictions are scheduled to expire on August 30, 2027, at which time the Company will obtain full transferability of the Digital Asset Purchase Agreement Tokens. The Digital Asset Purchase Agreement obliges the Company to use one half of all cash raised after the PIPE transaction to offer to purchase additional SUI from the Sui Foundation, subject to the terms and conditions of the agreement.  In addition, the Sui Foundation has the option to sell to the Company up to one hundred percent (100%) of the total dollar amount of SUI acquired by the Company in certain market purchases.  Any such sales by the Sui Foundation would be subject to specified conditions, including a 15% discount to prevailing market prices. No other events or circumstances under the Digital Asset Purchase Agreement would permit the early release or modification of the restrictions.

The total purchase price of the Digital Asset Purchase Agreement Tokens was $140,000,000, reflecting a discount of $24,705,882. The 15% discount on the acquisition of the Digital Asset Purchase Agreement Tokens is recorded as deferred income within liabilities in the balance sheet and is recognized as an increase to unrealized gain or a reduction to unrealized loss on digital asset investments using the straight-line method over the Restricted Period. As of December 31, 2025, the current deferred income liability of $11,858,820 and the long term deferred income liability of $7,905,886 related to the remaining balance of the deferred income associated with discount on the acquisition of the Digital Asset Purchase Agreement Tokens. For the year ended December 31, 2025, the Company recognized amortized deferred income of $4,941,176 as a reduction to unrealized losses on digital asset investments.

The following table presents the activities in digital assets for the year ended December 31, 2025:

For the year ended December 31, 2025
Digital Assets	Number of Tokens	Balance

Balance as of January 1, 2025	—	$—
Purchases/acquisitions	107,225,928	411,246,982
Disposals/sales related to digital asset lending	(2,961,550)	(8,076,572)
Realized loss on disposals/sales	—	(3,292,227)
Staking rewards earned	779,439	2,035,487
Lending rewards earned	42,634	77,928
Unrealized losses	—	(254,576,325)
Balance as of December 31, 2025	105,086,451	$147,415,273

Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using a quoted prices in active markets (Level 1 inputs).

For the year ended December 31, 2025, we incurred $1,614,717 in asset and strategic management fees under our strategic and asset management arrangements. These fees were calculated based on a tiered schedule applied to our average daily AUM, which include SUI, cash, and cash equivalents, but exclude assets related to our short-term lending business.

NOTE 4 — DIGITAL ASSET LOAN RECEIVABLE

On September 29, 2025, the Company entered into a digital currency loan agreement with Galaxy Digital LLC (“Galaxy”) pursuant to which the Company lent 961,550 SUI tokens. The loan carries a fee of 4.5% per annum, paid in digital assets and is structured as an evergreen facility with the ability to terminate with a seven‑day notice period at the election of the Company. The loan fee are payable in the same digital assets as loaned under the loan agreement. Under the terms of the loan agreement, Galaxy shall make the repayment in the same digital asset as loaned or a cash payment in U.S. Dollars equal to the then-current fair value of such assets.

On October 7, 2025, the Company entered into a separate digital currency loan agreement with BlueFin Labs Inc. (“BlueFin”) under which the Company lent 2,000,000 SUI tokens to BlueFin. In consideration, the Company is entitled to receive a fee equal to 5.0% of all revenues generated by BlueFin’s decentralized exchange, paid in SUI tokens. The loan fees are payable in the same digital assets as loaned under the loan agreement. This agreement has an initial term of three years and will automatically renew for successive three‑year periods unless terminated in accordance with its terms. Pursuant to the loan agreement, BlueFin is obligated to return the loaned digital assets in kind at maturity or upon earlier termination.

Neither of the above mentioned arrangements contains a collateral requirement.

December 31, 2025
Digital asset loan receivable — current	$1,354,089
Digital asset loan receivable — non current	2,805,600
Less: provision for credit loss	(548,144)
Total Digital asset loan receivable (net)	$3,611,545

Digital asset loan receivables activity for the year ended December 31, 2025, is as follows.

	SUI
	Number of Tokens	Balance
Balance as of January 1, 2025 - fair value basis	—	$—
Origination of digital intangible asset loans receivable	2,961,550	8,076,571
Digital intangible asset loans interest receivable	3,726	5,589
Allowance for credit loss	—	(548,144)
Fair value adjustment	—	(3,922,471)
Balance as of December 31, 2025 - fair value basis	2,965,276	$3,611,545

Balance as of December 31, 2025- cost basis		$8,076,571

Digital asset loan receivables are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using a quoted prices in active markets (Level 1 inputs).

The Company did not have any digital asset loan receivable outstanding as of December 31, 2024.

NOTE 5 — PORTFOLIO INVESTMENTS

As discussed in "Note 1 — Organization", the Company ceased to qualify as an investment company during the quarter ended September 30, 2025 and therefore discontinued the application of ASC 946 on a prospective basis. Accordingly, the portfolio investment presentation by major asset class, which is required only for entities applying ASC 946, is not applicable for the year ended December 31, 2025 and is presented only for the year ended December 31, 2024.

The following table shows the composition of our portfolio investment by major class, at amortized cost and fair value, as of December 31, 2024 (together with the corresponding percentage of total portfolio investments):

As of December 31, 2024
	Portfolio Investments at Amortized Cost	Percentage of Amortized Cost	Portfolio Investments at Fair Value	Percentage of Fair Value
Short-term non-banking loans	$13,000,000	94.8%	$13,006,231	96.7%
Common stock	707,089	5.1	447,330	3.3
Other equity	10,000	0.1	—	—
Total	$13,717,089	100.0%	$13,453,561	100.0%

The following table shows the composition of our investment portfolio by industry grouping, based on fair value as of December 31, 2024:

	As of December 31, 2024
	Portfolio Investments at Fair Value	Percentage of Fair Value

Business services	$9,985,925	74.2%
Consumer	508,774	3.8
Financial	442,864	3.3
Real estate	2,515,998	18.7
Total	$13,453,561	100.0%

NOTE 6 — FAIR VALUE OF PORTFOLIO INVESTMENTS

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2025, according to the fair value hierarchy:

As of December 31, 2025
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$3,413,975	$3,413,975
Commercial business loans	—	—	10,244,122	10,244,122
Common stock	955,747	—	—	955,747
Other equity	—	—	—	—
Total	$955,747	$—	$13,658,097	$14,613,844

The following table presents the fair value measurements of our portfolio investments by major class, as of December 31, 2024, according to the fair value hierarchy:

As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$13,006,231	$13,006,231
Common stock	447,330	—	—	447,330
Other equity	—	—	—	—
Total	$447,330	$—	$13,006,231	$13,453,561

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2025:

Balance
Balance as of January 1, 2025	$13,006,231
Net change in unrealized loss	(2,748,134)
Purchases	7,900,100
Sales and redemptions	(4,500,100)
Balance as of December 31, 2025	$13,658,097

Of the total net change in unrealized loss presented in the reconciliation, $2,748,773 relates to Level 3 portfolio investment still held as of December 31, 2025.

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 portfolio investment assets for the year ended December 31, 2024:

For the year ended December 31, 2024
	Short-Term Non-banking Loans	Preferred Stock	Common Stock	Other Equity
Balance as of January 1, 2024	$16,961,766	$265,000	$—	$10,000
Net change in unrealized loss	401,966	785,000	(150,000)	(10,000)
Purchases and other adjustments to cost	4,623,437	—	—	—
Sales and redemptions	(8,720,000)	—		—
Realized gain (loss)	(100,000)	(900,000)	—	—
Conversion from preferred to Common Stock	—	(150,000)	150,000	—
Transfers between level 3 and level 1	(160,938)	—	—	—
Balance as of December 31, 2024	$13,006,231	$—	$—	$—

The net change in unrealized depreciation for the year ended December 31, 2024, attributable to Level 3 portfolio investments still held as of December 31, 2024 is $83,496.

The following table lists our Level 3 investments held as of December 31, 2025, and the unobservable inputs used to determine their valuation:

Security Type	12/31/25 FMV	Valuation Technique	Unobservable Inputs	Range
Short-Term Non-banking Loans	$3,413,975	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	18-24%
Commercial Business Loans	10,244,122	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	18-24%
Other Equity	—	last secured funding known by company	economic changes since last funding
	$13,658,097

The following table lists our Level 3 investments held as of December 31, 2024, and the unobservable inputs used to determine their valuation:

Security Type	12/31/24 FMV	Valuation Technique	Unobservable Inputs	Range
Short-Term Non-banking Loans	$13,006,231	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	15-24%
Other Equity	—	last secured funding known by company
	$13,006,231

There were no transfers between levels during the years ended December 31, 2025. There was one transfer between levels during 2024, which resulted from a loan that was converted into equity securities of a publicly traded entity. Upon conversion, the valuation inputs became observable, and the investment was transferred from Level 3 to Level 1 within the fair value hierarchy.

NOTE 7 — SHAREHOLDERS’ EQUITY

Private Placement

On July 31, 2025, the Company completed the Private Placement of 75,881,625 shares of Common Stock at an offering price of $5.42 per-share, and Pre-Funded Warrants to purchase up to 7,144,205 shares of Common Stock at an offering price of $5.4199 per Pre-Funded Warrant, exercisable at a per-share price of $0.0001.  On July 31, 2025, the Company consummated the offer and sale of its securities pursuant to the Securities Purchase Agreement, dated as of July 27, 2025, by and among the Company and the investors identified on the signature pages thereto.  The transaction was settled through a combination of cash, cash equivalent, and digital assets, resulting in cash and cash equivalents proceeds of $258,998,851, and the receipt of approximately $191,001,099 million in SUI tokens and USDT coins contributed in-kind by certain investors as part of their investment consideration. The Company issued warrants to management and a director in conjunction with the Private Placement.  See “Note 8 — Share-Based Compensation” for further details.

The Company also issued warrants to the Sui Foundation (the “Foundation Investor Warrants”), to purchase 3,113,468 shares of Common Stock as follows: (i) 1,245,387 shares of Common Stock at an exercise price of $5.42 per-share; (ii) 1,245,387 shares of Common Stock at an exercise price of $5.962 per-share; (iii) 415,129 shares of Common Stock at an exercise price of $6.504 per-share; and (iv) 207,565 shares of Common Stock at an exercise price of $7.046 per-share. The Foundation Investor Warrants will vest over a 24-month period starting six months from the issue date in four equal installments (being 25% every six months).

The Company also issued warrants to certain investors involved in the Private Placement (the “Pre-Funded Warrants”) to purchase 7,144,205 shares of Common Stock at an exercise price of $0.0001 per-share with a purchase price of $5.4199 for one Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants issued in the Private Placement are exercised in full. The Pre-Funded Warrants included provisions that restrict the holder from exercising any portion of the warrants to the extent that, following such exercise, the holder and its affiliates would beneficially own more than 4.99% of the Company’s outstanding Common Stock. At the holder’s election this threshold may be increased to 9.99%. Additionally, upon providing at least 61 days’ prior written notice to the Company, the holder may further increase the beneficial ownership limitation up to 19.99% of the Company’s outstanding Common Stock immediately following the exercise.

The Pre-Funded Warrants and the Foundation Investor Warrants are classified in equity. Net proceeds received in the Private Placement were allocated to the Common Stock, the Pre-Funded Warrants, and the Foundation Investor Warrants on a relative fair value basis. As of December 31, 2025, a total of 3,050,523 shares of our Common Stock has been issued on exercise of Pre-Funded Warrants and Pre-Funded Warrants exercisable for a total of 4,093,682 shares of our Common Stock remain outstanding. However, all Pre-Funded Warrants are considered outstanding shares for calculation of earnings per share. See “Note 10 — Segment” for further details.

Placement Agent Agreement

On July 27, 2025, in connection with the Private Placement, the Company entered into a Placement Agent Agreement with A.G.P., (the “Placement Agent Agreement”) under which A.G.P. was appointed as the exclusive placement agent for the transaction. Pursuant to the terms of the agreement, the Company paid A.G.P. a cash fee of $18,000,000. Additionally, the Company issued warrants to A.G.P. (the “Placement Agent Warrants”), to purchase up to 3,113,469 shares of Common Stock, representing 3.75% of the securities sold in the Private Placement. These Placement Agent Warrants will become exercisable six months after the issuance date of July 31, 2025, and remain valid for five years from that date, with an exercise price of $5.962 per share. The Company also reimbursed A.G.P. for accountable legal expenses totaling $200,000 and non-accountable expenses of up to $25,000 related to the Private Placement. All cash fees and the fair value of the Placement Agent Warrants are recorded as equity issuance cost, net against the proceeds from the Private Placement. Placement Agent Warrants are accounted for as share-based compensation awards. See “Note 8 — Share-Based Compensation” for further details.

Common Stock Purchase Agreement

On August 1, 2025, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with A.G.P., granting the Company the right, but not the obligation, to direct A.G.P. to purchase up to the lesser of $500.0 million in aggregate gross proceeds or a number of shares not to exceed 19.99% of the Company’s outstanding Common Stock as of August 1, 2025, unless shareholder approval is obtained to exceed such threshold. The Company also entered into a Registration Rights Agreement with A.G.P. on the same date, pursuant to which it agreed to file a resale registration statement with the SEC covering the shares issuable under the Common Stock Purchase Agreement (the “Registration Rights Agreement”).

As of December 31, 2025, no shares have been issued under the Common Stock Purchase Agreement. Sales of Common Stock under the Purchase Agreement, if any, will be made at a per-share purchase price equal to no less than 95% of the volume-weighted average price over a specified period, as set forth in the Common Stock Purchase Agreement. Proceeds from any such sales will be used as described in the related registration statement and any applicable prospectus supplements.

Stock Repurchase Program

During the year ended December 31, 2025, the Company repurchased a total of 8,718,562 shares of Common Stock for $18,931,518 under its stock repurchase programs. The Company completed its original $2.0 million stock repurchase program and utilizing $16.9 million of a new $50.0 million stock repurchase program approved by the Board on September 15, 2025.  As of December 31, 2025, $33.1 million remained available for future repurchase.

2022 Public Offering

In connection with a public offering completed in 2022, the Company issued a five-year warrant to the underwriter to purchase up to 75,000 shares of Common Stock at an exercise price of $5.00 per-share. The warrant became exercisable 180 days after issuance and expires on August 8, 2027. During the year ended December 31, 2025, the underwriter exercised the warrant for 71,531 shares of Common Stock for an aggregate exercise price of $357,655. As of December 31, 2025, 3,469 shares remained outstanding under the warrant. This warrant is equity-classified.

NOTE 8 — SHARE-BASED COMPENSATION

Options

The Company’s 2022 Stock Incentive Plan (the “2022 Plan”) authorized the issuance of incentives relating to 900,000 shares of Common Stock. The 2022 Plan was amended by the Board on August 14, 2023, and a registration statement on Form S-8 respecting the 2022 Plan was filed with the SEC on August 23, 2023. As of December 31, 2025, incentives relating to the issuance of 870,000 shares of Common Stock have been issued under the 2022 Plan, leaving 30,000 shares available for issuance. These options were fully vested upon issuance and have a contractual term of 10 years.

The following table summarizes the activity for all stock options outstanding for the years ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of year	670,000	$2.11
Granted	—	$-
Exercised	(132,500)	$2.05
Forfeited	—	$-
Options outstanding at December 31, 2025	537,500	$2.12	6.92	—

Options exercisable at December 31, 2025:	537,500	$2.12	6.92	—

As of December 31, 2025, and 2024, all of the options were fully vested and there is no unrecognized compensation expense associated with the options. During the year ended December 31, 2025, and 2024, the Company did not grant any new options. As such, no compensation expense is recognized for the year ended December 31, 2025, and 2024. Aggregate intrinsic value of the options exercised for the year ended December 31, 2025 and 2024 was $354,175 and $0, respectively.

Warrants

In connection with the Private Placement (see “Note 7 — Shareholders’ Equity”) in the third quarter of 2025, the Company issued the following warrants to purchase its Common Stock in exchange for services:

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

(iv) Warrants to purchase up to 3,113,469 shares of Common Stock (the “Placement Agent Warrants”) to A.G.P in connection with their services under Placement Agent Agreement that are fully vested at issuance.

(v) Warrants to purchase 207,565 shares of Common Stock (the “Director Warrant”) issued to a member of our Board that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months) subject continued service.

All the above warrants have a contractual term of five years. The following table summarizes the key terms of all warrants issued as compensation:

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
	7,887,456

All of the above warrants meet equity classification criteria and will be recognized based on the grant date fair value. For the year ended December 31, 2025, the Company recognized a total Stock-based Compensation expense of $4,431,781. Additionally, the Company recorded the fair value of the Placement Agent Warrants of $10,928,276 as equity issuance cost, net of the cash proceeds from the issuance of Common Stock in the Private Placement. As of December 31, 2025, there was $11,428,129 of unrecognized compensation cost related to warrants to be recognized over a weighted average period of 1.45 years.

The following table summarizes warrant activity for the period ended December 31, 2025:

	Number of		Weighted
	Shares		Average
	Issuable	Weighted	Remaining
	Upon	Average	Contractual	Aggregate
	Exercise of	Exercise	Life	Intrinsic
	Warrants	Price	(years)	Value
Outstanding on December 31, 2024	-		-
Issued	7,887,456	$5.95		-
Exercised	-	$-
Expired	-	$-
Outstanding on December 31, 2025	7,887,456	$5.95	4.57	-
Exercisable on December 31, 2025	-

The weighted average issue date fair value per share for the warrants issued in 2025 is $3.40. The Company used the Black-Scholes option pricing model for the warrants that were issued with a strike price at or lower than the Common Stock fair value and Monte-Carlo Simulation model for the warrants that were issued with strike price above the fair value of the Common Stock. The following table summarizes the assumptions used to calculate the issue date fair value of the warrants issued on July 27, 2025:

Inputs
Stock Price	$5.42
Volatility	80.00%
Dividend Yield	0.00%
Expected term (in years)	3.1 – 5
Risk-free rate	3.91%

NOTE 9 — Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive Common Shares outstanding during the period. The Company’s potential dilutive Common Shares include stock options and warrants that are in the money. The Company uses the treasury stock method to compute the dilutive shares related to in-the-money stock options and warrants, to be included in the dilutive earning per share, when the effect is not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is set forth below:

	December 31, 2025	December 31, 2024
Basic earnings per share:
Numerator:
Net income/(loss)	$(264,953,075)	$1,167,726
Net income /(loss)available to common stockholders	(264,953,075)	1,167,726
Denominator:
Weighted average common shares outstanding - basic	40,212,397	6,385,255
Effect of dilutive shares	-	107,020
Weighted-average number of common shares outstanding - diluted	40,212,397	6,492,275
Basic earnings (loss) per share	$(6.59)	$0.18
Diluted earnings (loss) per share:	$(6.59)	$0.18

For the year ended December 31, 2025, the following instruments were excluded from the computation of the dilutive earnings per share because their effect would be anti-dilutive:

Outstanding as of December 31, 2025
Stock options	537,500
Warrants	11,004,394

For the year ended December 31, 2025, 4,093,682 shares of Pre-Funded Warrant were included in the denominator of both basic and diluted EPS calculation because Pre-Funded Warrants are exercisable for little cash consideration.

NOTE 10 — SEGMENT

The Company has one reportable operating segment, which is a digital asset platform focused on maximizing SUI per share value and advancing the Sui ecosystem. The legacy financing solutions business is not considered a separate reportable segment, as the Company’s segment reporting has been to reflect the Company’s current strategic and operational decision-making.

The Company’s chief operating decision makers (“CODM”) are the Company’s Chairman and the Chief Investment Officer, who, together, manage the Company’s operations as one operating segment for the purpose of evaluating financial performance and allocating resources.

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

NOTE 11 — RELATED PARTY TRANSACTIONS

Karatage is a privately held entity co‑founded by the Company’s Chairman of the Board and the Company’s Chief Investment Officer. Accordingly, Karatage is considered a Related Party under ASC 850, Related Party Disclosures, due to the ownership interests and leadership roles held by members of the Company’s key management personnel.

During the year ended December 31, 2025, the Company engaged Karatage to serve as a strategic advisor to support the Company’s business initiatives and long‑term strategic planning pursuant to a strategic advisor agreement. Under this arrangement, the Company incurred advisory fees of $639,694 for the year ended December 31, 2025, which is included as part of professional fees in the statements of operations. As of December 31, 2025, $43,471 remained unpaid and is included in accounts payable and accrued liabilities on the balance sheet. In addition to the advisory arrangement described above, the Company also entered into other transactions with Karatage in connection with the PIPE transaction and equity‑based compensation arrangements. These transactions are discussed further in “Note 7 — Shareholders’ Equity” and “Note 8 — Share-Based Compensation” to the financial statements.

We held a promissory note with two shareholders in the principal amount of $250,000. The promissory note bore interest payable monthly at the rate of 10% per annum. The promissory note was secured by the debtors’ pledge to us of 277,778 shares of Common Stock. The note was paid in full including all accrued interest on September 26, 2024.

NOTE 12 — RETIREMENT SAVINGS PLANS

Our full-time employees are eligible to participate in a qualified defined contribution 401(k) plan whereby they may elect to have a specified portion of their salary contributed to the plan. We will make a safe harbor match equal to 100% of their elective deferrals up to a maximum of 5% of eligible earnings in addition to our option to make discretionary contributions to the plan. We made aggregate contributions to the plan totaling $26,320 and $20,000 for the years ended 2025 and 2024, respectively.

NOTE 13 — INCOME TAXES

The provision for/(benefit from) income taxes consisted of the following for the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Current taxes
Federal	$(18,245)	$325,172
State	(8,315)	113,278
Deferred taxes
Federal	579,189	(13,000)
State	190,811	—
Provision for income taxes	$743,440	$425,450

The table below provides the updated requirements of ASU 2023-09 for 2025. See “Note 2 — Summary of Significant Accounting Policies” for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025, differs from the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$(55,484,023)	21.00%
State and local income taxes, net of federal benefit (primarily attributable to Minnesota)	5,074,006	(1.92)
Changes in valuation allowance	51,273,238	(19.41)
Non-taxable or non-deductible items:	(73,937)	0.03

Other reconciling items	(50,844)	0.02
Total tax provision and effective tax rate	$743,440	(0.28)%

The Company’s effective tax rate of (0.28%) for the year ended December 31, 2025, is due primarily to state taxes and the application of a valuation allowance against the Company’s deferred tax assets.

As previously disclosed for the tax year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

2024
Rate reconciliation:
Tax expense at U.S. statutory rate	$423,931
Change in deferred tax rate	(91)
Prior year over accrual	4,923
Provision-to-return reconciliation	(1,417)
Other	(1,896)
Income tax provision	$425,450

As of December 31, 2025, and 2024, we had a deferred tax asset of $0 and $770,000, respectively.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31, 2025, and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets
Unrealized loss on marketable securities	$-	$69,887
Unrealized loss on digital assets	73,018,001	-
Current expected credit loss	153,133	-
Capital loss carryforward	367,387	345,256
Net operating losses	142,835	-
Depreciation	1,332	1,265
R&D and foreign credits	40,820	40,820
Stock options	1,470,325	274,803
Accrued bonuses	-	39,780
Gross deferred tax assets	75,193,833	771,811
Deferred tax liabilities
Prepaid insurance	(429,227)	-
Other	-	(1,811)
Total deferred tax liabilities	(429,227)	(1,811)
Net deferred tax asset	74,764,606	770,000
Less valuation allowance	(74,764,606)	-
Total net deferred tax asset	$-	$770,000

Valuation allowances are established when the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company's ability to realize its remaining deferred tax assets as of December 31, 2025 is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is not sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that unrealized investment on digital assets as of December 31, 2025 is a source of future taxable benefit that will not be offset by future taxable income on minimal deferred tax liabilities. As part of the assessment of the amount of the valuation allowance, the Company considered that it has the ability and intent to execute tax planning strategies if necessary, including selling digital assets with a built-in-gain.

After consideration of all available evidence, the Company has concluded that, as of December 31, 2025, it is more likely than not that its deferred tax assets will not be realized. If the market value of digital assets changes in future periods, the Company will assess other sources of forecasted taxable income of proper character, which could result in the release of the valuation allowance.

NOTE 14 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued. The following subsequent events occurred after December 31, 2025, and did not require adjustment to the accompanying financial statements:

On January 5, 2026, the Company’s Chief Financial Officer, Joseph A. Geraci, II, resigned from the Board while continuing in his role as Chief Financial Officer and Board Observer. On the same date, the Board appointed Mr. Brian Quintenz (“Mr. Quintenz”) as a director and member of the Audit Committee. He will receive an annual director fee of $250,000 (paid quarterly) and warrants to purchase 207,565 shares of Common Stock at exercise prices ranging from $5.420 to $7.046, vesting over 24 months in equal semiannual installments and exercisable for five years.  With Mr. Quintenz’s appointment, the Company is in compliance with Nasdaq Listing Rules related to board independence and Audit Committee composition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

Report of Management on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls were not effective as of December 31, 2025, due to a material weakness in our controls related to the proper accounting for transactions in accordance with GAAP. In order to remediate this matter, the Company has engaged outside consultants with expertise in accounting, financial reporting, and internal controls to assist management in evaluating and enhancing our accounting processes and controls. In addition, these consultants are supporting management in implementing new strategic initiatives designed to strengthen financial oversight and operational accountability for the year ended December 31, 2026. The Company expects that the actions taken and those planned, including the continued involvement of external resources, will remediate the identified material weakness; however, the material weakness will not be considered fully remediated until the applicable controls have been designed, implemented, and operated effectively for a sufficient period of time, and management has completed testing to confirm their effectiveness.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to remediate material weakness as described, there were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

During the quarter ended December 31, 2025, our Company’s directors and officers did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters, and Control Persons

As of December 31, 2025, the directors and executive officers of the Company were:

Name	Age	Position(s)
Marius Barnett	43	Chairman
Douglas M. Polinsky	66	Director and Chief Executive Officer
Joseph A. Geraci, II	56	Chief Financial Officer
Stephen Mackintosh	37	Chief Investment Officer
Howard Liszt	79	Director
Dana Wagner	50	Director

Marius Barnett has been chairman of the Board since July 31, 2025. He is a co-founder and Chief Executive Officer of Karatage. Mr. Barnett is an experienced principal investor, operator and board executive based in London who has identified and grown real estate, technology and early-stage venture capital businesses both organically and through strategic M&A to create high value profitable platforms including RN3, a pan-European logistics real estate investment fund launched in 2024. Mr. Barnett has served as managing partner of RN3 Partners LLP since November 2021. Mr. Barnett has also served as a director of Enhanced Ltd, a sports science company, since June 2025. Mr. Barnett has also served as a director of Vita Mojo, a hospitality software and consultancy services company, since July 2018. Previously, Mr. Barnett founded and served as a director of Hercules Hex Holdco Sarl, a commercial property holding fund, from January 2020 to February 2023. He also led operational, trading and acquisition activities as chief executive officer of Glencore International’s Southeast Asia platform from 2007 until the end of 2014. Mr. Barnett holds a Bachelor of Science in Actuarial Science and Mathematical Statistics from the University of Witwatersrand, South Africa. Mr. Barnett was appointed to the Board pursuant to the Investor Rights Agreement, dated July 31, 2025, by and between the Company (operating as Mill City Ventures III, Ltd.) and Karatage (the “Investor Rights Agreement”).

Douglas M. Polinsky co-founded the Company in January 2006 and since that time has been the Chief Executive Officer and Director of the Company. Prior to Mr. Barnett’s appointment on July 27, 2025, Mr. Polinsky also served as chairman of the Board. Since 1994, Mr. Polinsky has been the President of Great North Capital Consultants, Inc., a financial advisory and investment company that he founded. Great North Capital Consultants, Inc. primarily engages in the business of investing in hard money lending with collateral on the loans being first or second mortgages in both residential and commercial properties. In addition, Great North Capital Consultants Inc. makes direct investments in public and private companies. Since 2015, Mr. Polinsky has been an independent director of Liberated Syndication, Inc., a Nevada corporation with its operations in Pennsylvania. Liberated Syndication, Inc. is a host and publisher of podcasts. Mr. Polinsky is a member of the audit and compensation committees of the board of directors of Liberated Syndication. Mr. Polinsky earned a Bachelor of Science degree in hotel administration at the University of Nevada, Las Vegas in 1981.

Joseph A. Geraci, II co-founded the Company in January 2006 and has been the Chief Financial Officer of the Company since that time. He served on a director from January 2009 until January of 2026. Since February 2002, Mr. Geraci has been managing member of Isles Capital, LLC, an advisory and consulting firm that assists small businesses, both public and private, in business development. In March 2005, Mr. Geraci also became the managing member of Mill City Advisors, LLC, the general partner of Mill City Ventures, LP, and Mill City Ventures II, LP, each a Minnesota limited partnership that invested directly in both private and public companies. From January 2005 until August 2005, Mr. Geraci served as the Director of Finance for Gelstat Corporation, a purveyor of homeopathic remedies, based in Bloomington, Minnesota. Mr. Geraci provided investment advice to clients as a stockbroker and Vice President of Oak Ridge Financial Services, Inc., a Minneapolis-based broker-dealer firm, from June 2000 to December 2004. While at Oak Ridge Financial Services, Mr. Geraci’s business was focused on structuring and negotiating debt and equity private placements with both private and publicly held companies. Mr. Geraci was employed at other Minneapolis brokerage firms from July 1991 to June 2000. From his career and investment experiences, Mr. Geraci has established networks of colleagues, clients, co-investors, and the officers and directors of public and private companies. These networks offer a range of contacts across a number of sectors and companies that may provide opportunities for investment.

Stephen Mackintosh has been the Chief Investment Officer of the Company since being appointed on July 31, 2025. He is a co-founder and employee of Karatage. He has also served as an advisor to the web3 cohort at Entrepreneurs First, a talent incubator that has helped create over 600 startups with a combined value of over $11 billion. Previously, Mr. Mackintosh was Chief Commercial Officer at Re:infer, a natural language processing startup that was acquired by UiPath (NYSE: PATH) in August 2022. He also served as an advisor to Resolve Group, a London-based finance company providing corporate finance and restructuring services, acquired by Evelyn Partners. Mr. Mackintosh earned a 1st Class BA Honors degree from University College London. Mr. Mackintosh does not have a direct employment agreement with the Company.

Howard Liszt has been a director of the Company since October 25, 2013. He previously served as Chief Executive Officer of Campbell Mithun, a national marketing communications agency he joined in 1976, until 2001. Under his leadership, Campbell Mithun grew to be one of the 20 largest agencies in the world. Mr. Liszt has served as a board member for several industry-leading companies including Land O’ Lakes, ShuffleMaster, Ocular Sciences, Coleman Natural Foods, and Eggland’s Best. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Master of Science in Marketing from the University of Minnesota, Minneapolis.

Dana Wagner has been a director of the Company since July 31, 2025. He is a lawyer by training and has served in a variety of senior-level roles across private-sector technology firms and in the U.S. federal government. Most recently, Mr. Wagner was Chief Legal Officer and Corporate Secretary at Twilio (NYSE: TWLO), a leading cloud communications platform. He previously served as Chief Legal Officer and Corporate Secretary at Impossible Foods and, before that, as General Counsel and Corporate Secretary at Square (now, Block), where he led the company through a successful IPO. Before entering the private sector, Mr. Wagner held a variety of senior-level government roles, including Assistant U.S. Attorney for the Northern District of California and trial attorney in the Antitrust Division at the U.S. Department of Justice. Mr. Wagner currently serves on the board of managers for Coinbase Custody Trust Company, the institutional arm of the publicly traded cryptocurrency exchange. He is also a council member at Earthjustice, a non-profit public interest law organization. Based in San Francisco, Mr. Wagner holds a B.A. from U.C. Berkeley and J.D. from Yale Law School.

Under the Company’s bylaws, the directors serve for indefinite terms expiring upon the next annual meeting of the Company’s shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Barnett, the Board considered his expertise in cryptocurrency, investing, board membership and venture capital. With respect to Messrs. Polinsky and Geraci, the Board considered their significant experience, expertise and background with regard to investing in general and the Company in particular. With regard to Mr. Liszt, the Board considered his experience on other boards of public companies, his past experience in the communications and advertising fields, and his organizational experience. With regard to Mr. Wagner, the Board considered his experience in the cryptocurrency industry and senior legal positions in various companies and the U.S. federal government.

There are no family relationships among our directors and executive officers. During the past ten years, none of our directors or executive officers has been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

Code of Ethics

Our Board adopted a Code of Ethics on August 5, 2008, and revised March 6, 2013, in connection with the Company’s election to become a BDC. The Code of Ethics includes our Company’s principal executive officer and principal financial officer, or persons performing similar functions, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Company formally revised the Code of Ethics again in March 2021, to reflect the Company’s withdrawal of its BDC election. The Code of Ethics is available at our website, suig.io, or without charge, to any shareholder upon written request made to Sui Group Holdings Limited, Attention: Chief Executive Officer, 1907 Wayzata Blvd., Suite 205, Wayzata, MN 55391.

Changes to Board of Director Nomination Procedures for Shareholders

None.

Communication with Board Members

Our Board has provided the following process for shareholders and interested parties to send communications to our Board and/or individual directors. All communications should be addressed to Sui Group Holdings Limited, 1907 Wayzata Boulevard, Suite. 205, Wayzata, MN 55391, Attention: Chief Executive Officer. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the Board in the care of the Chief Executive Officer will be reviewed by that officer to ensure that such communications relate to the business of the Company before being reviewed by the Board.

Committees of the Board of Directors; Audit Committee Financial Expert

The Board has the Audit Committee, a compensation committee (the “Compensation Committee”), and a corporate governance and nominating committee (the “Corporate Governance and Nominating Committee”). As of December 31, 2025, the members of the Audit Committee were Messrs. Liszt and Wagner, each of whom is independent for purposes of the Exchange Act and Nasdaq Listing Rules 5605(a)(2) and 5605(c)(2). The Board has adopted a charter for the Audit Committee, a copy of which is available at the Company’s website at suig.io. The Audit Committee is responsible for approving the Company’s independent accountants and recommending them to the Board (including a majority of the independent directors) for approval and submission to the shareholders for ratification, if any, reviewing with its independent accountants the plans and results of the audit engagement, approving professional services provided by its independent accountants, reviewing the independence of its independent accountants and reviewing the adequacy of its internal accounting controls. The Audit Committee is also responsible for discussing with management the Company’s major financial risk exposures and the steps that management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Board has not determined that Mr. Liszt is an “audit committee financial expert” within the meaning of the rules of the Commission. The Board has determined that each of the Audit Committee members is able to read and understand fundamental financial statements. At least one member of the Audit Committee (Mr. Liszt) has past employment experience as a chief executive officer with financial oversight responsibilities, resulting in his financial sophistication for the purposes of Nasdaq Listing Rule 5606(c)(2). Mr. Liszt currently serves as chair of the Audit Committee.

The Compensation Committee comprises Messrs. Liszt and Wagner, each of whom is independent for purposes of the Exchange Act and Nasdaq Listing Rule 5605(d)(2)(A). The Compensation Committee is responsible for approving the Company’s compensation arrangements with its executive management, including bonus-related decisions and employment agreements with respect to such individuals. The Board has adopted a charter for the Compensation Committee, a copy of which is available at suig.io.

The Corporate Governance and Nominating Committee comprises Messrs. Liszt and Wagner, each of whom is independent for purposes of the Exchange Act. The Corporate Governance and Nominating Committee is responsible for advising the Board on a broad range of issues surrounding the composition and operation of the Board and its committees, specifically including identifying criteria for suitable Board candidates, identifying individuals suited to service on the Board (consistent with those criteria), recommending director candidates to the Board and to the shareholders, conducting annual reviews of corporate governance matters and making related recommendations to the Board and its committees. The Board has adopted a charter for the Corporate Governance and Nominating Committee, a copy of which is available at suig.io.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC.  Based solely on our review of forms filed electronically with the SEC and written representations from the reporting persons, we believe that all required Section 16(a) reports were filed timely during fiscal year 2025, except (i) one Form 3 for Karatage related to becoming a director by deputization and four transactions in the Private Placement that was filed on February 17, 2026; (ii) one Form 4 for Dana Wagner related to four transactions; and (iii) one Form 4 for Douglas Polinsky related to a gift of shares to his adult daughters. Mr. Wagner filed a Form 5 on February 17, 2026 and Mr. Polinsky filed a Form 5 on February 19, 2026.

Insider Trading Policy

Our Board adopted an Insider Trading Policy on August 5, 2008 (the “Insider Trading Policy”), reviewed on February 26, 2010 and February 28, 2013 and revised on February 15, 2016. The Company’s Insider Trading Policy governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report, as Exhibit 19.

Subsequent Events

Changes to Composition of the Board

On January 5, 2026, Joseph A. Geraci, II (“Mr. Geraci”), Chief Financial Officer, resigned from his position as director. The decision by Mr. Geraci to resign from the Board did not arise from any disagreement with the Company on any matters relating to the Company’s operations, policies or practices. Mr. Geraci will continue to serve as the Company’s CFO and Board Observer. The Board then appointed “Mr. Quintenz” to serve as a member of the Board and the Audit Committee.

Upon Mr. Quintenz’s appointment, the Board was composed of five directors, of which Mr. Wagner, Mr. Liszt and Mr. Quintenz were deemed by the Board to be “independent” under the definitions set forth in Nasdaq Listing Rules 5605(a)(2) and 5605(c)(2)(A). Also upon Mr. Quintenz’s appointment, the Audit Committee was composed of three directors, Mr. Dana Wagner, Mr. Howard Liszt and Mr. Quintenz, each of whom the Board has deemed to be “independent” under Nasdaq Listing Rule 5605(c)(2)(A). On January 5, 2025, the Board also appointed Mr. Liszt as chair of the Audit Committee. The Board has determined that Mr. Liszt is financially sophisticated within the meaning of Nasdaq Listing Rule 5605(c)(2). On January 9, 2026, Nasdaq confirmed that the Company had returned to compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2) pertaining to Board independence and Audit Committee composition.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

Our named executive officers for the fiscal year ending December 31, 2025, are (i) Mr. Douglas M. Polinsky, our President and Chief Executive Officer, and member of the Board, (ii) Mr. Joseph A. Geraci, II, our Chief Financial Officer and (iii) Stephen Mackintosh, our Chief Executive Officer (together, our “named executive officers”). Stephen Mackintosh, our Chief Investment Officer, was also an executive officer of the Company in fiscal year 2025; however, Mr. Mackintosh did not receive any compensation from the Company for his services as an executive officer and is thus not included in this disclosure. Messrs. Polinsky, Geraci and Mackintosh are the only executive officers of the Company.

2025 Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our named executive officers during the Company’s two most recent fiscal years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary	Cash Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Douglas M. Polinsky,	2025	$315,833	$-	$570,861	$42,413	$929,107
Chief Executive Officer	2024	$200,000	$150,000	$-	$40,274	$390,274
Joseph A. Geraci, II,	2025	$315,833	$-	$570,861	$33,811	$920,505
Chief Financial Officer	2024	$200,000	$150,000	$-	$39,602	$389,602

(1)

Unless otherwise noted, the amounts reported in the “Bonus” column represent discretionary annual cash bonuses awarded to our named executive officers for service during the year referenced, although paid in the following year.

(2)

The amounts reported in this column represent the aggregate grant date fair value of share-based compensation awarded during the year referenced computed in accordance with the provisions of FASB ASC Topic 718 (“ASC 718”). See “Note 8 — Share-Based Compensation” to our audited financial statements filed together with this Form 10-K regarding assumptions underlying the valuation of equity awards.

(3)	Includes additional compensation of 401(k) matching contributions under the employment retirement program.

Employment Agreements with Named Executive Officers

On February 1, 2025, we entered into an executive employment agreement (each, a “Prior Employment Agreement”) with each of Messrs. Polinsky and Geraci, each of whom have been executive officers of our Company since its founding. Each Prior Employment Agreement was effective as of January 1, 2025, and has a term that lasts for two full years thereafter, ending on December 31, 2026 (subject to extension by mutual agreement of the parties). Each Prior Employment Agreement provides the named executive officer with a base annual salary of $220,000. Pursuant to the Prior Employment Agreement, each named executive officer is also entitled to have health insurance provided by us and the ability to contribute to our 401(k) plan.  Each Prior Employment Agreement contains two-year non-competition and non-solicitation covenants, as well as a customary covenant relating to the confidentiality of our company information. In the event that the named executive officer is terminated for Cause (as defined in the Prior Employment Agreements), or in the event that a named executive officer’s services are terminated due to death or disability, the terminated named executive officer will be entitled to receive only his base annual salary through the date of termination. In the event of other non-cause terminations, we will be obligated to pay the terminated named executive officer’s base annual salary through the remainder of the employment term.

We entered into new employment agreements with each of the named executives that were effective as of July 31, 2025 (the “New Employment Agreements”) and supersede the Prior Employment Agreements.  Each New Employment Agreement has a term that lasts for three years thereafter, subject to extension by mutual agreement of the parties.  Pursuant to each New Employment Agreement, each named executive officer is entitled to a base annual salary of $450,000 and is eligible to receive an annual cash bonus of up to 100% of his base salary, payable at the discretion of the Compensation Committee.  Under the New Employment Agreements, each named executive officer is also entitled to have health insurance provided by us and the ability to contribute to our 401(k) retirement plan. Additionally, each New Employment Agreement contains one-year non-competition and non-solicitation covenants, as well as customary covenants relating to the confidentiality of Company information. In the event that a named executive officer is terminated for Cause (as defined in the New Employment Agreements) or in the event that a named executive officer’s services are terminated due to death or disability, the terminated named executive officer will be entitled to receive only his base annual salary through the date of termination. In the event of other non-cause terminations, we will be obligated to pay the terminated named executive officer’s base annual salary through the remainder of the employment term.  Neither New Employment Agreement contains any change-in-control provisions.

Management Warrants

Pursuant to the Securities Purchase Agreements and in connection with the Private Placement, upon the closing of the Private Placement on July 31, 2025, the Company issued Management Warrants to Messrs. Polinsky and Geraci, pursuant to which, the named executive officers may purchase up to 622,694 shares of our Common Stock individually, or an aggregate of 1,245,388 shares of our Common Stock collectively.  The Management Warrants entitle each named executive officer to purchase the following shares of our Common Stock at the applicable exercise prices: (i) 311,347 shares at an exercise price of $5.42 per share; (ii) 207,565 shares at an exercise price of $6.50 per share; and (iii) 103,782 shares at an exercise price of $7.05 per share. The Management Warrants will vest in four substantially equal installments (being 25% every six months) over the 24-month period measured from the date of issuance of the Management Warrants, subject to the named executive officer’s continued employment with the Company at each respective vesting date.  The Management Warrants will expire five years after the date of issuance and the exercise prices are subject to standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth certain information concerning outstanding stock options held by our named executive officers as of December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Non-Exercisable	Option Exercise Price ($)	Option Expiration Date
Douglas M. Polinsky	11/23/2022(1)	250,000	--	2.12	11/23/2032
	7/31/2025(2)	--	311,347	5.42	7/31/2030
	7/31/2025(2)	--	207,565	6.50	7/31/2030
	7/31/2025(2)	--	103,782	7.05	7/31/2030
Joseph A. Geraci, II	11/23/2022(1)	250,000	--	2.12	11/23/2032
	7/31/2025(2)	--	311,347	5.42	7/31/2030
	7/31/2025(2)	--	207,565	6.50	7/31/2030
	7/31/2025(2)	--	103,782	7.05	7/31/2030

(1)

On November 23, 2022, we issued to each named executive officer 250,000 (aggregating 500,000 in total to both named executive officers) ten-year non-statutory stock options to purchase Common Stock at the purchase price of $2.12 per share, under the 2022 Plan. At the time of grant, the exercisability of these stock options and the 2022 Plan itself were subject to the approval of our shareholders. Our shareholders The Management Warrants vest over a period of 24 months in four equal installments (being 25% every six months), measured from the date of issuance, subject to the relevant holder still being employed by the Company at each respective vesting date.

(2)

The Management Warrants vest over a period of 24 months in four equal installments (being 25% every six months), measured from the date of issuance, subject to the relevant holder still being employed by the Company at each respective vesting date.

Policies and Practices Related to the Grant of Certain Equity Awards

During 2025, we granted warrants to employees, including our named executive officers. We do not take material nonpublic information (“MNPI”) into account in determining the timing of grants of stock options, stock appreciation rights, or similar instruments with option-like features. Further, we have not timed the disclosure of MNPI for the purpose of affecting the value of executive compensation. The only options we grant are issued pursuant to our equity incentive plan and the only similar instruments with option-like features that we grant are the warrants granted to certain non-employee directors upon hiring and the Management Warrants granted to our named executive officers in 2025. The process of offering these instruments does not take into consideration the disclosure of material nonpublic information; however, we do not believe we were in possession of any material nonpublic information at the time the Management Warrants and the Director Warrants (as defined below) were granted.

The following table is provided pursuant to Item 402(x)(2) of Regulation S-K.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Douglas M. Polinsky	7/31/2025	311,347	5.42	$927,814	(18.8)%
	7/31/2025	207,565	6.50	577,030	(18.8)%
	7/31/2025	103,782	7.05	281,249	(18.8)%

Joseph A. Geraci, II	7/31/2025	311,347	5.42	927,814	(18.8)%
	7/31/2025	207,565	6.50	$577,030	(18.8)%
	7/31/2025	103,782	7.05	281,249	(18.8)%

Non-Employee Director Compensation

For 2025, we paid a total of $423,948 in director fees to our non-employee directors. We do not pay any compensation to our named executive officers, Messrs. Polinsky and Geraci, in connection with their service on the Board. See the “2025 Summary Compensation Table” above for information on the total compensation paid to Messrs. Polinsky and Geraci for all services provided by them to the Company.

Liszt Compensation Arrangements

As compensation for his service as a non-employee director of the Company, Mr. Liszt receives an annual director fee of $70,000.

Wagner Compensation Arrangements

As compensation for his service as a non-employee director of the Company, Mr. Wagner receives an annual director fee of $250,000, paid on a quarterly basis. In addition, on July 31, 2025, the Company issued to Mr. Wagner the Director Warrants to purchase 207,565 shares of our Common Stock at various prices per share, as follows: (i) 83,026 shares at an exercise price of $5.42 per share; (ii) 41,513 shares at an exercise price of $5.962 per share; (iii) 41,513 shares at an exercise price of $6.504 per share; and (iv) 41,513 shares at an exercise price of $7.046 per share. The Director Warrants will vest in four substantially equal instalments (being 25% every six months) over a 24-month period measured from the date of issuance (July 31, 2025), subject to Mr. Wagner (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law. The Director Warrants will expire five years after the date of issuance and the exercise prices are subject to standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Berman Compensation Arrangements

As compensation for his service as a non-employee director of the Company, Mr. Berman received an annual director fee of $22,935.  As reported by the Company on July 31, 2025, Mr. Berman resigned from his role as a non-employee director of the Company. There were no disagreements between the Company and Mr. Berman that led to his decision to resign.

Zipkin Compensation Arrangements

As compensation for his service as a non-employee director of the Company, Mr. Zipkin receives an annual director fee of $70,000. As reported by the Company on July 15, 2025, Mr. Zipkin passed away.

Non-Employee Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2025, regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Marius Barnett(2)	$-	$-	$-	$-
Lyle Berman(3)	$22,935	$-	$-	$22,935
Howard P. Liszt	$70,000	$-	$-	$70,000
Dana Wagner(4)	$107,337	$202,698	$-	$310,035
Laurence S. Zipkin(5)	$20,978	$-	$-	$20,978

(1)

The amounts reported in this column represent the aggregate grant date fair value of share-based compensation awarded during the year referenced computed in accordance with the provisions of FASB ASC 718. See “Note 8 — Share-Based Compensation” to our audited financial statements filed together with this Form 10-K regarding assumptions underlying the valuation of equity awards.

(2)	On July 27, 2025, Mr. Barnett was appointed as a member of the Board, effective as of July 31, 2025. He did not receive any compensation from the Company for his services in fiscal year 2025.
(3)	On July 27, 2025, Mr. Berman resigned as a member of the Board, effective as of July 31, 2025.
(4)	On July 27, 2025, Mr. Wagner was appointed as a member of the Board, effective as of July 31, 2025.
(5)	Mr. Zipkin ceased to be a member of the Board due to his death on July 9, 2025.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information for equity compensation plans in effect as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,217,391	$5.66	1,914,979,737
Equity compensation plans not approved by security holders	—	—	—
Total	8,217,391	$5.66	1,914,979,737

The securities reflected in column (a) above were issued pursuant to the company’s 2022 Plan.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 2 — Summary of Significant Accounting Policies - Stock-Based Compensation to our Financial Statements included elsewhere in this Annual Report.

The following table sets forth certain information, as of the date of this Annual Report, with respect to any person (including any “group,” as that term is used in Section 13(d)(3) of the Exchange Act, as amended) who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. As of the date of this Annual Report, we have 76,802,872 shares of Common Stock outstanding.

Unless otherwise indicated in the table or its footnotes, the business address of each of the following persons or entities is 1907 Wayzata Blvd., Suite 205, Wayzata, Minnesota 55391, and each such person or entity has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective name.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
Marius Bennett (1)	—	0.00%
Douglas M. Polinsky (2)	850,630	1.10%
Joseph A. Geraci, II (3)	620,248	0.80%
Howard Liszt (4)	125,434	0.16%
Dana Wagner(5)	51,891	0.07%
Brian Quintrenz(6)	—	0.00%
Sui Foundation(7)	4,778,367	6.22%
MMCAP International Inc. SPC(8)	6,141,356	7.59%
Karatage Opportunities(9)	5,390,914	7.02%
Stephen Mackintosh(10)	—	0.00%

(*) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(1) Mr. Barnett is the Chairman of our Company.

(2) Mr. Polinsky is our Chief Executive Officer. The reported figure includes 128,915 shares of Common Stock held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Polinsky and Geraci; 311,588 shares of Common Stock held individually and directly by Mr. Polinsky. The reported figure also includes a presently exercisable non-statutory stock option for the purchase of up to 250,000 shares of Common Stock and warrants to purchase 622,694 shares of Common Stock that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months), subject to Mr. Polinsky still being employed by the Company. As of the date of this Annual Report, 155,674 warrants had vested. 30,560 of Mr. Polinsky’s shares have been pledged as security.

(3) Mr. Geraci is our Chief Financial Officer. The reported figure includes 128,915 shares of Common Stock held by Lantern Advisers, LLC, a Minnesota limited liability company co-owned by Messrs. Geraci and Polinsky; 123,792 shares of Common Stock held individually and directly by Mr. Geraci. The reported figure also includes a presently exercisable non-statutory stock option for the purchase of up to 125,000 shares of Common Stock and warrants to purchase 622,694 shares of Common Stock that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months), subject to Mr. Geraci still being employed by the Company. As of the date of this Annual Report, 155,674 warrants had vested.

(4) Mr. Liszt is a director of the Company. The reported figures include a presently exercisable non-statutory stock option for the purchase of up to 100,000 shares of Common Stock.

(5) Mr. Wagner is a director of the Company. The reported figure represents warrants to purchase 207,565 shares of Common Stock issued to Mr. Wagner that vests over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months), subject to continued service. As of the date of this Annual Report, 51,891 warrants had vested.

(6) Mr. Quintenz is a director of the Company as of January 5, 2026. The reported figure represents warrants to purchase 207,565 shares of Common Stock issued to Mr. Quintenz that will vest over a 24-month period, starting six months from the issue date, in four equal installments (being 25% every six months), subject to continued service. As of the date of this Annual Report, none of warrants issued to Mr. Quintenz have vested.

(7) The Sui Foundation is a company incorporated under the laws of the Cayman Islands. The address of record is 9 Forum Lane, Suite 3119 Camana Bay, Grand Cayman, Cayman Islands, KY-9006.

(8) Number of shares of Common Stock based on a Schedule 13G filed with the SEC on October 1, 2025, by MMCAP International Inc. SPC and MM Asset Management Inc. The principal business address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P. O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal business address of MM Asset Management Inc is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario M5J 2S1 Canada.

(9) Karatage is a company incorporated under the laws of the Cayman Islands Renough Limited, a company incorporated under the laws of the Isle of Man, is the trustee of Kivalina Trust. Kivalina Trust, a trust organized under the laws of the Isle of Man, is the sole shareholder of Kivalina Investment Holdings Limited, a company incorporated under the laws of the Isle of Man, and Kivalina Investment Holdings Limited is the majority shareholder of Karatage Ventures (Jersey) Limited, a company incorporated under the laws of the Isle of Jersey (“Karatage Ventures”). Karatage Ventures is the sole shareholder of Karatage Capital Holdings (Jersey) Limited, a company incorporated under the laws of Jersey (“Karatage Capital”), and Karatage Capital is the sole shareholder of Karatage. Karatage is the direct holder of the Common Stock of the Company. Leo Kassam and Laura Marie McGeever, both citizens of the Cayman Islands, are members of the two-member board of directors of Karatage. The address of record is 4th Floor, Harbour Place, 103 South Church Street, Grand Cayman, Cayman Islands, KY1-1002.

(10) Mr. Mackintosh is the Chief Investment Officer of our Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Certain Conflict Disclosures

We maintain a conflict of interest and related party transactions policy requiring that (i) certain disclosures be made to the Board in relation to situations where officers, directors, significant shareholders, or any of their affiliates may enter into transactions with us, and (ii) certain disclosures appear in the reports prepared and filed with the SEC. Our related party transactions requiring disclosure under this policy are as follows:

Agreements with the Sui Foundation:

The Sui Foundation beneficially owns 6.22% of the Company’s Common Stock. In connection with the Private Placement we entered into the following agreements with the Sui Foundation:

•

Digital Asset Purchase and Sale Agreement, dated July 27, 2025. Pursuant to the agreement, the Company agreed to purchase a quantity of SUI tokens (the “Initial Purchase”) equal to 50% of the aggregate cash proceeds from the PIPE Transaction (the “Cash Proceeds”), divided by a per-token price 85% of the 24-hour time-weighted average price (the “TWAP”) on the closing date thereof. Following the Initial Purchase, the Company is obligated to allocate 50% of all subsequent capital raised to purchase additional SUI tokens (each, a “Subsequent Purchase”) at the same 15% discount to the TWAP, until the aggregate value of Subsequent Purchases equals the Cash Proceeds.

•	Securities Purchase Agreement, dated as of July 27, 2025. Pursuant to this agreement, the Sui Foundation agreed to purchase 4,612,547 of the Company’s Common Stock for a price of $25,000,004.74, payable in SUI tokens.
•	Digital Asset Purchase Agreement, dated July 31, 2025. Pursuant to this agreement, the Company agreed to purchase and the Sui Foundation agreed to sell and transfer 5,927,859 SUI tokens.
•	Investor Rights Agreement, dated July 31, 2025. Pursuant to the agreement, for so long as the Sui Foundation, and its affiliates satisfy the “Foundation Minimum Condition” (defined as beneficially owning at least 10% of the Common Stock held by the Sui Foundation as of July 31, 2025), the Company agreed to provide the Sui Foundation with certain rights, including for the Sui Foundation to (i) appoint a board observer to the Board, who shall have the right to attend Board meetings in a non-voting, advisory capacity and (ii) certain information rights, including access to financial statements.
•

 Lock Up Agreement, dated July 31, 2025. Pursuant to the agreement, the Sui Foundation agreed to a twelve-month restricted period on the transfer of the Company’s securities it holds following the closing of the Private Placement.

•

Foundation Investor Warrant, dated July 31, 2025.  The Foundation Investor Warrant gives the Sui Foundation the right to purchase 3,113,469 shares of our Common Stock across four tranches (i) 1,245,387 shares at $5.42 per share; (ii) 1,245,387 shares at $5.962 per share; (iii) 415,129 shares at $6.504 per share; and (iv) 207,565 shares at $7.046 per share.

66

•

Pre-Funded Warrant, dated July 31, 2025. The Pre-Funded Warrant gives the Sui Foundation the right to purchase 612,547 shares of our Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrant is exercisable immediately and remains exercisable until fully exercised.

•

Trademark License Agreement, dated July 31, 2025. Pursuant to the agreement, the Sui Foundation, granted the Company a limited, revocable, non-exclusive, fully paid-up, non-transferable and non-sublicenseable right and license to use and display the marks listed therein. The term of the Trademark Agreement is for one year with the ability for the Company to renew for successive one-year terms provided that the Company has not sold $10,000,000 in SUI or other digital assets that utilize the Sui protocols as their coordination layer, Bitcoin and any other cryptocurrencies (as may be approved by the Board) solely for the purpose of integrating Bitcoin and/or such other cryptocurrencies with the Sui protocols.

Agreements with Karatage:

Karatage, together with certain related entities, beneficially owns 5.63% of the Company’s Common Stock, and Marius Barnett, co-founder and CEO of Karatage, is Chairman of the Board. In connection with the Private Placement, we entered into the following agreements with Karatage:

•	Strategic Advisory Agreement, dated as of July 27, 2025. Under this agreement, the Company incurred advisory fees of $639,694 for the year ended December 31, 2025 in exchange for certain advisory services provided by Karatage and Mr. Barnett. As of December 31, 2025, $43,471 remained unpaid and is included in accounts payable and accrued liabilities on the accompanying balance sheet.
•	Securities Purchase Agreement, dated as of July 27, 2025. Pursuant to this agreement, Karatage and related funds purchased 4,612,547 of the Company’s Common Stock for a price of $25,000,004.74 payable in SUI tokens.
•	Lead Investor Warrant, dated as of July 31, 2025. The Lead Investor Warrant gives Karatage the right to purchase 3,113,469 shares of our Common Stock across four tranches: (i) 1,245,387 shares at $5.42 per share; (ii) 1,245,387 shares at $5.962 per share; (iii) 415,129 shares at $6.504 per share; and (iv) 207,565 shares at $7.046 per share.
•	Investor Rights Agreement, dated July 31, 2025. Pursuant to the agreement, for so long as Karatage and its affiliates beneficially own at least 10% of the Common Stock held by Karatage as of July 31, 2025, the Company has agreed to (i) provide Karatage with the right to nominate a number of directors to the Board proportionate to its ownership percentage, provided that Karatage shall have the right to nominate at least one director, (ii) appoint a Chief Investment Officer selected by Karatage (iii) take all necessary corporate actions to cause the Board to be comprised of at least four directors and (iv) provided Karatage with access to certain financial statements and other information rights.
•

Lock Up Agreement, dated July 31, 2025. Pursuant to the agreement Karatage agreed to a twelve-month restricted period on the transfer of the Company’s securities it holds following the closing of the Private Placement.

Agreements with other Related Persons:

•

Securities Purchase Agreement, dated as of July 27, 2025. Pursuant to this agreement, MMCAP International Inc. SPC and related funds (“MMCAP”) purchased 1,845,010 of the Company’s Common Stock for a price of $9,999,954.20. According to information disclosed in its Schedule 13G filed February 13, 2026, MMCAP owns 7.6% of the Company’s Common Stock as of the date of this Annual Report.

Related Party Transaction Policy

The Board adopted a written Related Party Transaction Policy. That policy governs the approval of all related party transactions, subject only to certain customary exceptions (e.g., compensation, certain charitable donations, transactions made available to all employees generally, etc.). The policy contains a minimum dollar threshold of $5,000.

The entire Board administers the policy and the charter of the Audit Committee provides that the Audit Committee will review for approval any related party transactions. In general, after full disclosure of all material facts, review and discussion, the Board approves or disapproves related party transactions by a majority vote of the directors who have no direct or indirect interest in such transaction. Procedurally, no director is allowed to vote in any approval of a related party transaction for which he or she is the Related Party (as defined by Related Party Transaction Policy), except that such a director may otherwise participate in a related discussion and shall provide to the Board all material information concerning the related party transaction and the director’s interest therein. If a related party transaction will be ongoing, the Board may establish guidelines for management to follow in its ongoing dealings with the related party.

Director Independence

As of the date of filing, the Company currently has five directors, and our Board has determined that three of our directors—Messrs. Liszt, Wagner, and Quintenz—qualify as independent directors in accordance with the applicable rules and regulations of the SEC and the listing requirements and the rules of Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, in making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that our Board deemed relevant in determining their independence, and our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services provided by Boulay PLLP for the audit of the Company’s annual financial statements for the years ended December 31, 2025, and December 31, 2024, as well as the fees billed for tax fees and other services rendered by Boulay PLLP during the years ended December 31, 2025, and December 31, 2024.

	2025	2024
Audit Fees	$227,000	$181,370
Audit-Related Fees	750,000	2,500
Tax Fees	-	-
All Other Fees	-	-
Total	$977,000	$183,870

Audit Fees. The fees identified under this caption were for professional services rendered by Boulay PLLP for the years ended 2025 and 2024 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2025. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified. The increase in audit fees is related to the additional audit work associated with the private placement transaction, warrant issuances, and digital asset treasury strategy change with increased work around evaluating the new accounting policies, procedures, controls, as well as the rewrite of the 10-K and continuing changes and edits to the 10-K and 10-Q filing.

Audit-Related Fees. The audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit Fees.” These services typically include attestation services not required by statute or regulations, assistance with SEC filings (e.g. comfort letters or consents), and accounting and financial reporting consultations regarding the application of generally accepted accounting principles to proposed transactions. The audit-related fees are related to issuance of comfort letters associated with the private placement transaction as well as the equity line of credit.

Tax Fees. The fees identified under this caption were for tax compliance and corporate tax services. Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with state and local taxes.

All Other Fees. The fees identified under this caption were for aggregate fees billed for all other products and services provided by Boulay PLLP that do not fall within the categories of Audit Fees, Audit‑Related Fees, or Tax Fees.

Audit Committee Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee has a policy that gives the Audit Committee authority to pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm or any other registered public accounting firm engaged by the Company and the related fees for such services other than prohibited non-auditing services as promulgated under rules and regulations of the SEC, subject to the inadvertent de minimis exceptions set forth in the Sarbanes-Oxley Act of 2002 and the SEC rules. The Audit Committee approves all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2025 and 2024 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2022).
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
4.1	Form of Pre-Funded Common Stock Purchase Agreement Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.2	Form of Lead Investor Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.3	Form of Foundation Investor Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.4	Form of Management Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.5	Form of Advisor Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.7	Description of Registrant’s Securities.
10.1†

Executive Employment Agreement with Douglas Polinsky, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.2†

Executive Employment Agreement with Joseph A. Geraci II, dated July 31, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.3†	Stock Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the SEC on December 15, 2022).
10.4†	Amendment No. 1 to Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023).
10.5	Fourth Short-Term Loan Agreement with Mustang Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
10.6

Fourth Short-Term Promissory Note issued by Mustang Funding, LLC in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023).

69

10.7

Amendment No. 1 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated April 29, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023).

10.8

Subordination and Intercreditor Agreement with Orion Pip, LLC dated December 28, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023).

10.9

Amendment No. 2 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated November 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.10

Amendment No. 3 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.11

Amendment No. 4 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.12

Amendment No. 5 to Fourth Short-Term Loan Agreement and Fourth Short-Term Promissory Note with Mustang Funding, LLC, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2025).

10.13

Amended and Restated Subordination and Intercreditor Agreement with Orion Pip LLC, dated January 24, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2025).

10.14	Security Agreement with Mustang Funding, LLC, dated January 24, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2025).
10.15

Form of Securities Purchase Agreement, dated as of July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.16

Placement Agency Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.17

Form of Registration Rights Agreement, dated as of July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.18

Strategic Advisor Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Karatage (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.19

Asset Management Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Galaxy Digital Capital Management LP, as asset manager (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.20

Digital Asset Purchase and Sale Agreement, dated July 27, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and the Sui Foundation (incorporated by reference to Exhibit 10.6 to the Form S-1/A filed with the SEC on August 28, 2025).

10.21

Common Stock Purchase Agreement, dated as of August 1, 2025, by and among Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

10.22

Registration Rights Agreement, dated as of August 1, 2025, by and among Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

10.23

Custodial Services Agreement with BitGo, dated as of July 26, 2025, by and between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd. and BitGo Trust Company, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form S-1/A filed with the SEC on August 28, 2025).

10.24*	Warrant Agreement, dated July 31, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Dana Wagner.
10.25*	Warrant Agreement, dated January 5, 2026, between Sui Group Holdings Limited and Brian Quintenz.
10.26	Trademark Licensing Agreement, dated July 31, 2025, by and between the Company and the Sui Foundation
14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-K filed on March 14, 2022).
19*	Insider Trading Policy.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Amendment No. 1 to the annual report filed on Form 10-K, filed on May 9, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUI Group Holdings Limited

/s/ Douglas Polinsky
Douglas Polinsky Chief Executive Officer

Dated: [●], 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas M. Polinsky	Chief Executive Officer and Director	[●], 2026
Douglas M. Polinsky	(principal executive officer)	[●], 2026

/s/ Joseph A. Geraci, II	Chief Financial Officer	[●], 2026
Joseph A. Geraci, II	(principal accounting and financial officer)

/s/ Marius Barnett	Chairman	[●], 2026
Marius Barnett

/s/ Dana Wagner	Director	[●], 2026
Dana Wagner

/s/ Howard Liszt	Director	[●], 2026
Howard Liszt

