Form 10-Q
period 2026-03-31
SUI Group Holdings Ltd.
filed 2026-05-08
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 8, 2026, Sui Group Holdings Limited had 76,802,872 shares of common stock, and no other classes of capital stock, outstanding.

SUI GROUP HOLDINGS LIMITED

Index to Form 10-Q

for the Quarter Ended March 31, 2026

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future financial performance of Sui Group Holdings Limited (the “Company,” “SUI Group,” or “we”), and can ordinarily be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Some of the forward-looking statements contained in this Report relate to, and are based the Company’s current assumptions regarding, the following:

•	the expected benefits of the Company’s rebranding;

•	the ability of the Company to execute its plans;

•	the Company’s digital asset treasury strategy;

•	the digital assets to be held by us and future performance;

•	the success of the Company’s investments;

•	the Company’s relationships with third parties;

•	the dependence of the Company’s success on the general economy and its impact on the industries in which the Company operates;

•	the Company’s regulatory structure and tax treatment;

•	the adequacy of the Company’s cash resources and working capital; and

•	the timing of cash flows.

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Applicable risks and uncertainties include, among others, the Company’s ability to achieve profitable operations; fluctuations in the market price of SUI and other digital asset tokens that will impact the Company’s accounting and financial reporting; government regulation of cryptocurrencies; changes in securities laws or regulations; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purpose; expectations with respect to future performance, growth and anticipated acquisitions; potential litigation involving the Company or the validity or enforceability of the intellectual property of the Company; global economic conditions; geopolitical events and regulatory changes; access to additional financing, and the potential lack of such financing; and the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby, as well as other risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Annual Report”), and in other filings made by the Company from time to time with the SEC. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUI GROUP HOLDINGS LIMITED
BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Current Assets
Cash and cash equivalents	$5,006,502	$21,936,274
Equity investments, at fair value	1,239,864	955,747
Debt investments, at fair value	1,250,000	3,413,975
Interest and dividend receivable, net	150,301	757,794
Digital asset loan receivable, at fair value, net	812,219	1,305,342
Prepaid expenses	1,413,833	1,806,222
Income tax receivable	131,360	131,360
Total current assets	10,004,079	30,306,714

Digital assets, at fair value	81,807,419	147,415,273
Digital asset loan receivable, at fair value, net	1,435,541	2,306,203
Digital asset receivable, at fair value, net ($14,099,886 and $28,774 at fair value, respectively)	19,469,019	28,774
Debt investments, at fair value	—	10,244,122
Equity investments, at measurement alternative	6,030,000	—
Other assets	—	63,890
Total Assets	118,746,058	190,364,976

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other liabilities	1,146,388	857,341
Deferred income	11,858,820	11,858,820
Accrued payroll liabilities	11,000	1,250
Total current liabilities	13,016,208	12,717,411

Long Term Liabilities
Deferred income	4,941,180	7,905,886
Total long term liabilities	4,941,180	7,905,886

Total liabilities	17,957,388	20,623,297

Shareholders' Equity
Common stock, par value $0.001 per share (2,000,000,000 authorized; 76,802,872 issued and outstanding)	76,803	76,803
Additional paid-in capital	433,793,501	431,799,677
Accumulated deficit	(333,081,634)	(262,134,801)
Total shareholders' equity	100,788,670	169,741,679
Total liabilities and shareholders' equity	$118,746,058	$190,364,976

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
SUI staking revenue	$523,448	$—
Digital lending interest income	70,449	—
Investment income	—	778,027
Total Revenues	593,897	778,027

Operating (Income) Expenses
Professional fees	1,779,501	142,656
Stock-based compensation	1,993,824	—
Asset and strategic management fees	340,189	—
Compensation expense	451,162	193,269
Insurance	450,665	23,771
Unrealized loss on digital assets and receivable	18,604,938	—
Realized loss on digital assets	34,854,553	—
Impairment of digital asset receivable	1,367,236	—
Provision for credit losses	1,151,335	—
Net realized and unrealized gain on investments	—	(162,502)
Other general and administrative	104,565	20,087
Total Operating Expenses	61,097,968	217,281
Operating Income (Loss)	$(60,504,071)	$560,746

Other Income (Loss)
Investment income	673,562	—
Net realized and unrealized loss on investments	(11,223,980)
Other income	107,656	—
Total Other Loss	(10,442,762)	—
Income (Loss) Before Taxes	$(70,946,833)	$560,746

Provision for Income Taxes	—	109,000
Net Income (Loss)	$(70,946,833)	$451,746

Earnings per Share
Basic	$(0.88)	$0.07
Diluted	$(0.88)	$0.07

Weighted-average number of common shares outstanding - basic	80,896,554	6,320,533
Weighted-average number of common shares outstanding - diluted	80,896,554	6,371,849

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF SHAREHOLDERS EQUITY

Three Months Ended March 31, 2026	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity

Balance as of December 31, 2025	76,802,872	$76,803	$431,799,677	$(262,134,801)	$169,741,679
Stock-based compensation	—	—	1,993,824	—	1,993,824
Net loss	—	—	—	(70,946,833)	(70,946,833)
Balance as of March 31, 2026	76,802,872	$76,803	$433,793,501	$(333,081,634)	$100,788,670

Three Months Ended March 31, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders' Equity

Balance as of December 31, 2024	6,385,255	$6,385	$16,933,330	$(1,159,665)	$(152,389)	$4,393,855	$(263,527)	$19,757,989
Repurchase of common shares	(322,482)	(322)	(630,114)	—	—	—	—	(630,436)
Undistributed net investment gain	—	—	—	—	289,244	—	—	289,244
Undistributed net realized loss on investment transactions	—	—	—	—	—	236	—	236
Appreciation in value of investments	—	—	—	—	—	—	162,266	162,266
Balance as of March 31, 2025	6,062,773	$6,063	$16,303,216	$(1,159,665)	$136,855	$4,394,091	$(101,261)	$19,579,299

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(70,946,833)	$451,746

Adjustments to reconcile net income (loss) to net cash provided (used)
in operating activities:
Deferred income taxes	—	38,000
Unrealized loss on digital assets and receivable	18,604,938	—
Realized loss on digital assets	34,854,553	—
Impairment of digital asset receivable	1,367,236	—
Net realized and unrealized loss/(gain) on investments	11,223,980	(162,502)
Provision for credit losses	1,151,335	—
Staking revenue	(523,448)	—
Digital lending interest income	(70,449)	—
Stock-based compensation	1,993,824	—
Purchases of investments	—	(3,366,196)
Proceeds from sales of investments	—	4,099

Changes in operating assets and liabilities:
Prepaid expenses	392,389	(16,000)
Interest and dividend receivable	(209,984)	(150,002)
Other assets	63,890	—
Accounts payable and other liabilities	298,797	(445,730)
Net cash used in operating activities	(1,799,772)	(3,646,585)

Cash flows from investing activities:
Investments in equity securities	(6,030,000)	—
Proceeds from sales and repayments of investments	900,000	—
Purchases of digital asset receivable	(10,000,000)	—
Net cash used in investing activities	(15,130,000)	—

Cash flows from financing activities:
Payments for repurchase of common stock	—	(630,436)
Net cash used in financing activities	—	(630,436)

Net decrease in cash	(16,929,772)	(4,277,021)
Cash, beginning of period	21,936,274	6,026,110
Cash, end of period	$5,006,502	$1,749,089

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Non-cash investing activity
Transfer of digital assets to digital asset receivable	(11,666,132)	—

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

To support the digital asset treasury strategy, the Company completed a $450 million private placement in July 2025 (the “Private Placement”). Following the Private Placement, the Company began implementing its SUI treasury strategy, acquiring over 74 million SUI tokens and generating 1.6 million SUI tokens from staking and other lending activities in addition to the 33 million tokens received as in-kind consideration from the Private Placement.

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

The Company’s strategy is to maximize the value of SUI per-share and support the growth of the Sui ecosystem through scalable, transparent, and long term value creation strategies. Its Common Stock remains listed on the Nasdaq Capital Market and continues to be available for options trading on Cboe Global Markets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, the foregoing interim statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and December 31, 2025, as well as its results of operations for the three months ended March 31, 2026 and 2025. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by rules and regulations of the SEC. Accordingly, the condensed financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026 (the “Annual Report”).

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and the independent members of the Company’s board of directors (the “Board”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates and assumptions include, but are not limited to, the determination of the fair value of investment assets, impairment assessment of equity investments in privately held companies, fair value of embedded derivatives associated with equity investments, digital asset loans, digital asset receivable, impairment assessment of certain digital asset receivable, and the allowance of credit losses on digital assets subject to the current expected credit loss model. Actual results could differ from those estimates.

Cash and cash equivalents: The Company maintains the cash balances in financial institutions and with regulated financial investment brokers. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents as of March 31, 2026 include $1.8 million of USD Coins (USDC), a stablecoin that is highly liquid and readily redeemable into the U.S. dollar.

Digital assets: The Company accounts for its digital assets, including SUI tokens, in accordance with ASC 350-60, Goodwill and Other – Crypto Assets, which requires eligible cryptocurrency assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets. The Company has designated Coinbase as its principal market based on the volume and level of activity.

Changes in fair value are reflected as unrealized gain or loss on digital assets and realized gains and losses from the derecognition are recognized upon disposition using the specific identification method.

For digital assets not in scope of ASC 350-60, impairment is recognized when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are measured based on the excess of the carrying amount over the fair value of the digital asset, which is determined using the lowest observable market price during the period in which the impairment is identified.

Purchases and sales of digital assets are classified as investing activities in the statement of cash flows. Certain transfers of digital assets may be reflected as non-cash investing activities, as applicable.

Digital asset receivable: The Company recognizes a digital asset receivable for digital assets that are held in wallets controlled by third parties. The receivable represents contractual rights to receive specified digital assets. Depending on the nature of the underlying digital asset and the associated settlement mechanics, the receivable may contain an embedded feature that requires evaluation under ASC 815. In circumstances where the underlying digital asset is not readily convertible to cash, the embedded feature may not meet the definition of a derivative.

As a result, the Company applies different subsequent measurement approaches based on the substance of the underlying rights. Digital asset receivable arising from decentralized lending pool arrangements are remeasured at fair value each reporting period, as the receivable represents rights to receive SUI tokens and contain embedded derivatives that require bifurcation. In contrast, the digital asset receivable representing rights to receive liquid staking tokens or vault tokens do not contain embedded derivatives and are therefore carried at cost and assessed for impairment, as applicable.

Credit losses: Digital asset loan and certain digital asset receivables are subject to credit exposure and are evaluated for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses is based on management’s evaluation of historical experience, current conditions, and reasonable and supportable forecasts.

Equity investments: The Company accounts for equity investments in which it does not have significant influence in accordance with ASC 321, Investments — Equity Securities.

Equity securities with readily determinable fair values are measured at fair value, with unrealized gains and losses recognized in net income in the period of the change. Fair value is determined in accordance with ASC 820, Fair Value Measurement. Dividends are recognized in earnings when the right to receive payment is established.

For equity investments that do not have a readily determinable fair value, the Company has elected the measurement alternative available under ASC 321. These investments are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments, with adjustments recognized in earnings in the period of the change. The Company evaluates these investments for impairment when indicators exist and records an impairment loss if the carrying amount is not recoverable. Gains or losses on disposals are recognized in earnings when realized.

Debt investments: The Company accounts for its debt investments in accordance with ASC 825, Financial Instruments, and has elected the fair value option for its debt investments, with changes in fair value recognized in earnings each reporting period.

Fair value is determined in accordance with ASC 820, using valuation techniques and inputs that reflect market participant assumptions. Because the fair value option has been elected, these debt investments are not evaluated for impairment or expected credit losses.

Interest income, including amounts attributable to payment-in-kind (“PIK”) features, is recognized based on the contractual terms of the instruments and recorded on an accrual basis when earned. Interest income recognition is suspended on loans on non-accrual status when collectability of principal or interest is not reasonably assured. Realized gains or losses on the disposition of debt investments are recognized in earnings upon sale.

Fair value measurement of investments: Investments measured at fair value are valued in accordance with ASC Topic 820, Fair Value Measurements, with changes in fair value recognized in earnings each reporting period.

Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. When such observable inputs are not available, fair value is determined using valuation techniques that incorporate management judgment and consider all relevant facts and circumstances, consistent with the Company’ valuation policies and procedures.

Investments measured at fair value are classified within the fair value hierarchy based on the observability of the inputs used in the valuation. The determination of fair value, particularly for Level 3 investments, involves significant judgment. Due to the inherent uncertainty associated with valuation, actual results may differ materially from the values recorded.

Income taxes: The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the tax year in which the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company’s assessment of realizability requires significant judgment.

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate and applies that rate to year‑to‑date pre‑tax income or loss, with discrete income tax items recorded in the period in which they occur.

SUI staking revenue: Beginning in August 2025, the Company commenced SUI staking activities, including native staking, liquid staking and restaking. The Company delegates SUI tokens to third-party validator nodes to participate in proof-of-stake blockchain protocols and earns staking rewards in the form of additional SUI tokens.

The Company evaluated its staking arrangements in accordance with ASC 606, Revenue from Contracts with Customers, and determined that it acts as an agent as it does not control the validation services provided by the third-party validators. Accordingly, staking rewards are recognized on a net basis.

Staking rewards are recognized as non-cash consideration at the fair value of the SUI token earned on the date the rewards are earned, limited to the portion attributable to the Company for delegating its tokens.

Stock-based compensation: The Company’s stock-based compensation consists of stock options and warrants issued to certain employees, non-employees and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing model or Monte Carlo simulation. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options and warrants on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Warrants: The Company evaluates warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants issued as compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation. Such warrants are measured at fair value on the grant date and recognized as compensation expense over the requisite service period.

Reclassifications: Certain prior‑period amounts have been reclassified to conform to the current financial statement presentation. These reclassifications primarily relate to the aggregation of previously separate operating expense line items into a single financial statement line within the statements of operations. The reclassifications had no impact on previously reported total assets, total liabilities, shareholders’ equity, net income (loss), or cash flows, and no changes were made to the underlying prior‑year balances.

NOTE 3 – DIGITAL ASSETS

During the three months ended March 31, 2026, the Company continued to hold SUI tokens acquired pursuant to the Digital Asset Purchase and Sale Agreement with the Sui Foundation, which remain subject to contractual transfer restrictions through July 31, 2027. The Company is permitted to stake the restricted SUI tokens during the restriction period.

The discount associated with the acquisition of 32,613,028 restricted SUI tokens is recorded as deferred income and is recognized on a straight‑line basis over the restriction period as an adjustment to gains or losses on digital assets. As of March 31, 2026, the Company recorded deferred income related to the acquisition discount of $16.8 million, of which $11.9 million was classified as current and $4.9 million was classified as non‑current. For the three months ended March 31, 2026, the Company recognized $3.0 million of amortized deferred income, which was recorded as a reduction to realized loss on digital assets in the statements of operations.

The following table presents the activities in digital assets for the three months ended March 31, 2026:

Digital Assets	Number of Tokens	Cost basis	Fair value
Balance as of January 1, 2026	105,086,451	$401,991,598	$147,415,273
Purchases/acquisitions	—	-	—
Transfer of digital assets	(11,900,024)	(11,666,132)	(11,666,132)
Realized loss on transfer	—	(34,854,553)	(34,854,553)
Staking rewards earned	425,318	510,027	510,027
Lending rewards earned	46,856	51,093	51,093
Staking/lending rewards received	28,316	45,106	45,106
Unrealized gains (losses)	—	-	(19,693,395)
Balance as of March 31, 2026	93,686,917	$356,077,139	$81,807,419

Digital assets were transferred to the Company’s asset manager for participation in decentralized finance arrangements through third‑party protocols on the SUI blockchain. See Note 5 – Digital Asset Receivable for further detail.

Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

For the three months ended March 31, 2026, we incurred $340 thousand in asset and strategic management fees under our strategic and asset management arrangements.

NOTE 4 – DIGITAL ASSET LOAN RECEIVABLE

The Company has entered into digital asset loan arrangements pursuant to which it has lent SUI tokens to third parties in exchange for stated fees payable in digital assets.

Under a digital asset loan arrangement entered into in September 2025 with Galaxy Digital LLC (“Galaxy Digital”), the Company lent SUI tokens under an evergreen facility that may be terminated with seven days’ notice at the Company’s election. The Company earns fees based on a stated annual rate, payable in SUI tokens. Repayment may be made either in kind or in cash equal to the fair value of the digital assets loaned.

In October 2025, the Company entered into a separate digital asset loan agreement with BlueFin Labs Inc. (“BlueFin”), pursuant to which the Company lent SUI tokens in exchange for fees based on a percentage of revenues generated by BlueFin’s decentralized exchange, payable in SUI tokens. This agreement has an initial term of three years and will automatically renew for successive three-year periods unless terminated in accordance with its terms. The loaned digital assets are required to be returned in kind at maturity or upon earlier termination.

Neither of the above-mentioned arrangements contain a collateral requirement.

	March 31, 2026	December 31, 2025
Digital asset loan receivable — current	$842,563	$1,354,089
Digital asset loan receivable — non current	1,746,400	2,805,600
Less: allowance for credit loss	(341,203)	(548,144)
Total Digital asset loan receivable, net	$2,247,760	$3,611,545

Digital asset loan receivable activity for the three months ended March 31, 2026, is as follows.

	Number of Tokens	Cost basis	Carrying value
December 31, 2025	2,965,276	$8,082,160	$3,611,545
Digital asset loans interest earned	50,221	54,352	54,352
Digital asset loans interest received	(50,582)	(56,683)	(56,683)
Provision for credit losses	—	—	206,941
Unrealized gains (losses)	—	—	(1,568,395)
March 31, 2026	2,964,915	$8,079,829	$2,247,760

Digital asset loan receivable are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

NOTE 5 – DIGITAL ASSET RECEIVABLE

During the three months ended March 31, 2025, with the assistance of its asset manager, Galaxy Digital, the Company participated in decentralized finance (“DeFi”) protocols built on the SUI blockchain, including liquid staking pools, decentralized lending pools, and vault‑based arrangements governed by on‑chain smart contracts.

Prior to deployment, the Company’s digital assets were transferred to wallets controlled by Galaxy Digital. In liquid staking arrangements, Galaxy Digital deposited SUI tokens into staking smart contracts and receives liquid staking tokens (“LSTs”) that represent the Company’s beneficial interest in the underlying staked SUI and accumulated rewards. Through Galaxy Digital, the Company also provided liquidity to decentralized lending protocols by depositing SUI tokens or LSTs and is entitled to earn yield that accrues on‑chain based on the terms of the applicable protocols. In addition, the Company has deployed suiUSDe, a native synthetic U.S. dollar stablecoin, into a vault operated by Ember Protocol and receives vault tokens representing its proportional interest in the assets and activities of the vault.

Because Galaxy Digital controls the wallets that hold LSTs, vault tokens, and the other assets deployed into DeFi protocols, and the Company does not retain direct access to the associated private keys and these wallets are not protected from Galaxy Digital’s creditors, digital assets held by Galaxy Digital on the Company’s behalf are recognized as a digital asset receivable. Due to differences in the nature of the underlying rights associated with the receivable, the Company applies different subsequent measurement approaches.

The receivable related to decentralized lending pools are subsequently remeasured at fair value, as they represent rights to receive SUI and contain embedded derivatives that require bifurcation, with fair value determined using quoted prices in active markets (Level 1 inputs), and changes in fair value recognized in earnings. In contrast, the receivable representing rights to receive LSTs or vault tokens do not include embedded derivatives and are therefore carried at cost, net of impairment, as applicable. The impairment was recognized as a result of volatility of SUI during the three months ended March 31, 2026 and an observable decline in the market prices of the underlying digital assets below the carrying value of the related receivable. The impairment was measured based on the estimated recoverable amount of the receivable as of the assessment date, determined with reference to quoted prices for the underlying digital assets in active markets (Level 2 inputs), with the carrying value written down accordingly.

The digital asset receivable is subject to counterparty, protocol, liquidity, and operational risks. The Company evaluates these exposures at each reporting date and records allowances for expected credit losses in accordance with the current expected credit loss model.

Digital asset receivable activity for the three months ended March 31, 2026, is as follows:

	Suilend	AlphaLend	AlphaLend	NAVI Protocol	NAVI
Protocol Position type	Lending (Supply)	Lending (Collateral)	Lending (Collateral)	Lending (Supply)	Vault (Staking)	esuiUSDe Vault
Token held (Quantity)	sSUI	SUI	stSUI	SUI	Volo	esuiUSDe	Total
December 31, 2025	—	—	—	—	—	—	—
Origination of digital asset receivable	5,499,975	3,250,000	2,100,000	800,011	250,000	10,000,000	21,899,986
Yield earned	9,280	6,194	1,268	373	124	18,391	35,630
Receipt of yield earned	—	—	—	—	—	(18,391)	(18,391)
March 31, 2026	5,509,255	3,256,194	2,101,268	800,384	250,124	10,000,000	21,917,225

	Cost basis measured at fair value	Cost basis measured at cost	Total cost basis	Carrying value
December 31, 2025	$53,565	$—	$53,565	$28,774
Origination of digital asset receivable	14,066,157	7,599,975	21,666,132	21,666,132
Staking accruals	13,421	—	13,421	13,421
Yield earned	24,648	9,840	34,488	34,488
Received in USDC	(18,391)	—	(18,391)	(18,391)
Received in SUI	(39,514)	—	(39,514)	(39,514)
Allowance for credit losses	—	—	—	(540,799)
Impairment of digital asset receivables	—	(1,367,236)	(1,367,236)	(1,367,236)
Unrealized losses	—	—	—	(307,856)
March 31, 2026	$14,099,886	$6,242,579	$20,342,465	$19,469,019

Digital asset receivables as of December 31, 2025 included staking accruals, substantially all of which were collected during the three months ended March 31, 2026, with an outstanding accrual balance of $6 thousand as of March 31, 2026.

NOTE 6 – INVESTMENTS

During the three months ended March 31, 2026, the Company executed the following investments in private entities.

In March 2026, the Company entered into a Simple Agreement for Future Equity ("SAFE") with a private entity for total cash consideration of $3.0 million. The SAFE provides the Company with the right to convert the investment to equity interests upon the occurrence of specified triggering events, including an equity financing, liquidity event, or dissolution event. The investment contains two embedded derivative features requiring bifurcation, but no value was attributed to them as of March 31, 2026 due to the remoteness of the contingent events.

During the same period, the Company also invested $3.0 million through a contractual alternative investment vehicle (the "Fund") to acquire a beneficial interest in the preferred shares of a privately held corporation. Legal title is held by a nominee entity on bare trust for the Company's benefit. The Company capitalized $30 thousand of directly related transaction costs.

The Company does not have the ability to exercise significant influence over either investee, and neither of the two investments have a readily determinable fair value. Accordingly, each investment is carried at the alternative measurement available under ASC 321. As of March 31, 2026, the Company had not recorded any impairment or other adjustments required under ASC 321 related to these investments.

Investments as of March 31, 2026 and December 31, 2025, are as follows:

	As of March 31, 2026	As of December 31, 2025
Debt security investments measured at fair value
Short-term Non-banking Loans	1,250,000	3,413,975
Commercial Business Loans	-	10,244,122
Equity investments at fair value	1,239,864	955,747
Equity investments at measurement alternative	6,030,000	-
Total Investments	$8,519,864	$14,613,844

Fair value measurement

The following table presents the fair value measurements of our investments by major class, as of March 31, 2026, according to the fair value hierarchy:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$1,250,000	$1,250,000
Commercial business loans	—	—	-	-
Equity investments	1,239,864	—	—	1,239,864
Total	$1,239,864	$—	$1,250,000	$2,489,864

The following table presents the fair value measurements of our investments by major class, as of December 31, 2025, according to the fair value hierarchy:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$3,413,975	$3,413,975
Commercial business loans	—	—	10,244,122	10,244,122
Equity investments	955,747	—	—	955,747
Total	$955,747	$—	$13,658,097	$14,613,844

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the three months ended March 31, 2026:

Balance

Balance as of January 1, 2026	$13,658,097
Net change in unrealized depreciation	(11,508,097)
Purchases and other adjustments to cost	—
Sales and redemptions	(900,000)
Balance as of March 31, 2026	$1,250,000

The following table lists our Level 3 investments held as of March 31, 2026 and the unobservable inputs used to determine their valuation:

Security Type	03/31/26 FMV	Valuation Technique	Unobservable Inputs	Range
Short-term non-banking loans	$1,250,000	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	24-73%
Commercial business loans	-	discounted cash flow	forecasted cash flows available to creditors in a foreclosure sale	18-24%

Total	$1,250,000

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the year ended December 31, 2025:

Balance

Balance as of January 1, 2025	$13,006,231
Net change in unrealized depreciation	(2,748,134)
Purchases and other adjustments to cost	7,900,100
Sales and redemptions	(4,500,100)
Balance as of December 31, 2025	$13,658,097

The following table lists our Level 3 investments held as of December 31, 2025 and the unobservable inputs used to determine their valuation:

Security Type	12/31/25 FMV	Valuation Technique	Unobservable Inputs	Range
Short-term non-banking loans	$3,413,975	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	18-24%
Commercial business loans	10,244,122	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	18-24%

Total	$13,658,097

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the reporting period.

NOTE 7 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2026, the Company issued compensatory warrants to a newly appointed director. These warrants are equity‑classified and measured at fair value on the grant date. The warrants vest over 24 months in different tranches and have four different exercise prices. Because exercise prices significantly exceeded the fair value of the common stock on the grant date, they contain an implicit market condition. The Company used the graded vesting method to attribute expenses associated with the award.

For the three months ended March 31, 2026, the Company recognized a total stock-based compensation expense of $2.0 million related to the outstanding compensatory warrants. As of March 31, 2026, total unrecognized compensation cost related to nonvested warrants was $9.6 million, which is expected to be recognized over a weighted average remaining vesting period of 0.71 years.

The following table summarizes warrant activity for the period ended March 31, 2026:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding on December 31, 2025	7,887,456	$5.95
Issued	207,565	6.07
Exercised	-
Expired	-
Outstanding on March 31, 2026	8,095,021	$5.95	4.57
Exercisable on March 31, 2026	3,321,034

The weighted average issue date fair value per share for the warrants issued in Q1 2026 is $0.68. The Company used the Monte Carlo simulation method to estimate the fair value of warrants issued in Q1 2026. The following table summarizes the assumption inputs:

Inputs
Stock Price	$1.98
Volatility	75.00%
Dividend yield	0.00%
Strike multiple	2.00 times

NOTE 8 – PER-SHARE INFORMATION

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is set forth below:

	For the Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Numerator:
Net income (loss)	$(70,946,833)	$451,746
Denominator:
Weighted-average number of common shares outstanding - basic	80,896,554	6,320,533
Effect of dilutive share-based rewards	—	51,316
Weighted-average number of common shares outstanding - diluted	$80,896,554	$6,371,849
Basic earnings (loss) per common share	$(0.88)	$0.07
Diluted earnings (loss) per common share	$(0.88)	$0.07

For the three months ended March 31, 2026, the following instruments were excluded from the computation of the dilutive earnings per share.

Options*	537,500
Warrants*	11,211,959

*Options and Warrants were out-of-money for the period three months ended March 31, 2026

NOTE 9 – RELATED-PARTY TRANSACTIONS

Karatage is a privately held entity co‑founded by the Company’s Chairman of the Board and the Company’s Chief Investment Officer. Accordingly, Karatage is considered a Related Party under ASC 850, Related Party Disclosures.

Under the arrangement with Karatage, to serve as a strategic advisor to support the Company’s business initiatives and long term strategic planning, the Company incurred advisory fees of $71 thousand for the three months ended March 31, 2026, which is included as part of professional fees in the statements of operations. As of March 31, 2026, $10 thousand was outstanding and is included in accounts payable and accrued liabilities on the balance sheet.

NOTE 10 – INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 0.0% and 28.0% respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21.0% is primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of March 31, 2026.

NOTE 11 – SEGMENT

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company unwound all decentralized finance (“DeFi”) positions and recovered all amounts involved therein in response to security incidents affecting certain DeFi ecosystems.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of the Company’s financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect its future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. The Company’s MD&A is presented in seven sections:

•	Overview
•	SUI Treasury Management Activity
•	Investment Activity
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	Off-Balance Sheet Arrangements

OVERVIEW

Sui Group Holdings Limited (“the Company”) was originally incorporated as Mill City Ventures III, Ltd. in the State of Minnesota on January 10, 2006. Since 2020, we operated as a publicly traded specialty finance company focused on short-term, non-bank lending solutions, generating revenue primarily from interest income, transaction fees, and capital appreciation from related investments.

Beginning in 2025, the Company undertook a strategic shift in its business model to establish a digital asset treasury strategy focused on holding and managing SUI tokens, the native cryptocurrency of the SUI blockchain (“SUI”). Under this strategy, SUI has become the principal asset held in the Company’s treasury. In connection with this shift, the Company entered into a strategic relationship with the Sui Foundation, an independent organization supporting the development and adoption of the SUI network, pursuant to which the Company acquired SUI tokens and participates in staking and other protocol‑level activities.

On August 26, 2025, the Company changed its corporate name to Sui Group Holdings Limited, following an amendment to its Articles of Incorporation filed with the Officer of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our core blockchain initiatives.

The Company’s strategy is centered on maximizing SUI per‑share value while supporting the broader growth of the SUI ecosystem. To execute this strategy, the Company acquires SUI tokens through a combination of open‑market purchases, negotiated transactions, and other institutional‑grade sourcing arrangements, including an agreement with the Sui Foundation. In addition to holding SUI, the Company seeks to enhance the productivity of its SUI holdings through protocol‑level activities, including staking. During the three months ended March 31, 2026, the Company also engaged in selective decentralized finance (“DeFi”) activities, including liquid staking, protocol-level deployments, stablecoin-related arrangements conducted through third‑party platforms operating on the SUI blockchain. Subsequent to March 31, 2026, the Company unwound all of its DeFi activities and recovered all amounts involved therein in response to security incidents affecting certain DeFi ecosystems.

As of March 31, 2026, the Company held approximately 93.7 million SUI tokens in our treasury, representing $81.8 million in digital assets. The SUI tokens together with the underlying SUI in the digital asset receivables, but excluding the SuiUSDe in the Ember Protocol equates to approximately 1.34 SUI per share of Common Stock and pre-funded warrants outstanding. The Company actively manages its digital asset holdings to balance liquidity requirements, risk exposure, and return objectives, including the use of third‑party asset managers to deploy portions of its holdings into approved blockchain‑native strategies during the three months ended March 31, 2026, all of which were unwound subsequent to quarter-end.

The Company’s principal sources of income currently include staking rewards from our SUI holdings, yield earned from deployed digital assets, realized and unrealized gains or losses on digital assets, and rewards associated with participating in blockchain protocol, and, to a lesser extent, income or valuation changes from other investments. The Company continues to hold the legacy lending assets, which generate interest and fee income; however, they represent a reduced share of the Company’s overall asset base and results of operations compared to prior periods.

Our operating expenses reflect the Company’s transition to a digital asset treasury model and include professional fees, payroll, custody and infrastructure costs related to blockchain asset management, and insurance, and other general administrative expenses. The Company seeks to achieve enhanced operational leverage as it scales its digital asset treasury operation.

This MD&A should be read in conjunction with (i) the accompanying unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Report, (ii) the audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report and (iii) other publicly available information. All amounts herein are unaudited.  In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

SUI TREASURY MANAGEMENT ACTIVITY

In late July 2025, we formally launched our SUI treasury strategy, establishing SUI, the native token of the SUI blockchain, as a core component of our digital asset treasury platform. Since that time, our strategy has focused on building and actively managing a SUI‑based treasury designed to support long term value creation while enhancing the productivity of our digital assets through protocol‑level participation and selective yield‑generating activities.

SUI is a next-generation Layer 1 blockchain designed to deliver the scalability, speed, and security required to power decentralized applications and real-world crypto use cases across finance, gaming, artificial intelligence, stablecoins, and more.

As of March 31, 2026, we held 93.7 million SUI tokens, valued at $81.8 million based on a market price of $0.9 per token.

During the current quarter, substantially all of our SUI holdings were deployed in staking or staking related arrangements.  Approximately 99% of SUI holdings are staked, generating an estimated annualized yield of 1.8%. For the three months ended March 31, 2026, we earned $0.5 million in staking rewards, representing 425,318 SUI tokens, compared to no staking rewards earned during the three months ended March 31, 2025. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation.

In addition to staking, we selectively deployed portions of our SUI holdings into Defi arrangements through a third-party asset manager during the three months ended March 31, 2026. These activities included Defi lending and liquid staking strategies on SUI blockchain‑native protocols, as well as subsequent deployment of liquid staking tokens into additional Defi platforms. In connection with these activities, the Company recorded digital asset receivable representing its contractual rights to the economic value of assets deployed and related yield. These arrangements are intended to generate incremental returns while supporting liquidity and activity within the SUI ecosystem. After the reporting period, the Company unwound all of its DeFi activities and recovered all amounts involved therein.

We have also participated in ecosystem initiatives related to the deployment and promotion of SUI‑native stablecoins (“SuiUSDe”) in partnership with third‑party platforms and SUI Foundation‑supported programs. These initiatives are intended to support on‑chain liquidity, transactional use cases, and broader adoption of the SUI network. To date, these activities are primarily strategic in nature and are designed to support ecosystem growth rather than serve as a primary source of near‑term revenue.

Our SUI treasury strategy is supported by our official relationship with the Sui Foundation, an independent organization dedicated to the development and adoption of the SUI ecosystem. We believe this relationship, together with our active participation in staking, lending, and other protocol‑level activities, positions us to benefit from continued expansion of the SUI network while providing shareholders with exposure to SUI through a publicly traded corporate structure.

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

During the three months ended March 31, 2026, we made $6.0 million of investment purchases and had $0.9 million of redemptions and repayments, resulting in net investments at amortized cost of $13.5 million at the end of the period. The Company recorded an unrealized loss of $11.2 million reflecting the borrower’s financial difficulty and uncertainty regarding the collection of principal and interest, resulting in a carrying value of $8.5 million as of March 31, 2026. In addition, the Company recorded a full reserve against accrued interest on this short‑term loan arrangement totaling $0.9 million.

During the three months ended March 31, 2025, we made $3.4 million of investment purchases and had $4.1 thousand of redemptions and repayments, resulting in net investments at amortized cost of $17.5 million at the end of that period.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,		Increase	Percentage
	2026	2025	(Decrease)	Change
Revenues
Investment income	$—	$778,027	$(778,027)	(100)%
Digital lending interest income	70,449	—	70,449	n/a
SUI staking revenue	523,448	—	523,448	n/a
Total Revenues	593,897	778,027	(184,130)	(24)%
Operating Expenses:
Professional fees	1,779,501	142,656	1,636,845	1,147%
Stock-based compensation	1,993,824	—	1,993,824	n/a
Asset and strategic management fees	340,189	—	340,189	n/a
Compensation expense	451,162	193,269	257,893	133%
Insurance	450,665	23,771	426,894	1,796%
Unrealized loss on digital assets	18,604,938	—	18,604,938	n/a
Realized loss on digital assets	34,854,553	—	34,854,553	n/a
Impairment of digital asset receivables	1,367,236	—	1,367,236	n/a
Provision for credit losses	1,151,335	—	1,151,335	n/a
Net realized and unrealized gain on investments	—	(162,502)	(162,502)	100%
Other general and administrative	104,565	20,087	84,478	421%
Total Operating Expenses	61,097,968	217,281	60,555,683	27,870%
Operating Income (Loss)	$(60,504,071)	$560,746	$60,371,553	10,766%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

SUI staking revenue

For the three months ended March 31, 2026, we generated $0.5 million in staking rewards from our SUI token holdings, compared to none for the three months ended March 31, 2025. This income reflects the accrual of 425,318 SUI tokens earned on 93,186,427 SUI tokens staked, representing approximately 99% of our total SUI holdings during the period. The staking yield remains consistent with our estimated annualized return of 1.8%, and rewards were accrued daily in accordance with our treasury management strategy. Due to the change in operations to our SUI strategy, there was no staking income for the three months ended March 31, 2025.

Digital lending interest income

During the three months ended March 31, 2026, our digital lending interest income was $70.4 thousand, compared to none for the three months ended March 31, 2025. This pertains to the interest income on digital asset lent to the borrowers, as well as yield earned on deployed digital assets as digital asset receivable.  Additional information regarding these arrangements is included in Note 4 — Digital Asset Loan Receivable and Note 5 — Digital Asset Receivable to the accompanying unaudited condensed financial statements. Due to the change in operations to our SUI strategy, there was no lending income for the three months ended March 31, 2025.

Investment income

For the three months ended March 31, 2026, our total investment income was $0, compared to $0.8 million for the three months ended March 31, 2025. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946. Accordingly, investment income for the three months ended March 31, 2026, is classified within other income and totaled $0.7 million.

Professional fees

During the three months ended March 31, 2026, and 2025, we had professional fees expense amounting to $1.8 million and $0.1 million, respectively. The increase was driven primarily by higher professional costs associated with the Company’s strategic transition and expanded public-company activities, including professional fees related to recruiting, accounting and audit‑related services, marketing and public relations in connection with the Company’s rebranding and investor communications, and legal fees related to SEC reporting and regulatory compliance.

Stock-based compensation

During the three months ended March 31, 2026, and 2025, we had stock-based compensation amounting to $2.0 million and $0, respectively. The increase was attributable to non-cash compensatory expenses incurred in connection with the issuance of warrants in the Private Placement to certain members of management and a director in the third quarter of 2025 and first quarter of 2026.

Asset and strategic management fees

During the three months ended March 31, 2026, we incurred $0.3 million in asset and strategic management fees under our strategic and asset management arrangements, compared to $0 during the three months ended March 31, 2025. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals. Due to the change in operations to our SUI strategy, there were no asset and strategic management fees for the three months ended March 31, 2025.

Compensation expense

During the three months ended March 31, 2026, and 2025, we had compensation expense amounting to $0.5 million and $0.2 million, respectively.  The increase was primarily to the appointment of three new directors in connection with the Company’s strategic transition.

Insurance expense

During the three months ended March 31, 2026, and 2025, we had insurance expense amounting to $0.5 million and $24 thousand, respectively. The increase was due to additional directors and officers’ insurance policies that the Company deemed necessary due to our change in strategy.

Unrealized loss on digital assets and receivable

During the three months ended March 31, 2026, we recognized an unrealized loss, net of $18.6 million compared to $0 during the three months ended March 31, 2025. The net amount reflects a gross unrealized loss of $21.3 million on our digital asset and receivable holdings, partially offset by $3.0 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The remaining deferred income balance of $16.8 million will amortize on a straight-line basis over the period to August 30, 2027. This is due to decrease in the price of Sui token during the current reporting period. Due to the change in operations to our SUI strategy, there were no unrealized gains or losses for the three months ended March 31, 2025.

Realized loss on digital assets

During the three months ended March 31, 2026, we recognized a realized loss of $34.9 million compared to $0 during the three months ended March 31, 2025.  The realized loss in the current period reflects the transfer of 11,900,024 SUI tokens to Galaxy Digital, in its capacity as the Company’s asset manager, to deploy the tokens in connection with blockchain protocol participation and stablecoin-related strategies, including selective decentralized finance activities. The transfer resulted in the derecognition of the transferred digital assets from the Company’s balance sheet, as the assets were no longer directly controlled or held by the Company. Accordingly, the difference between the carrying value of the digital assets transferred and the fair value at the time of transfer was recognized as a realized loss. Additional information regarding these arrangements is included in Note 5 — Digital Asset Receivable to the accompanying unaudited condensed financial statements. Due to the change in operations to our SUI strategy, there were no realized gains or losses for the three months ended March 31, 2025.

Net realized and unrealized gain/loss on investment

During the three months ended March 31, 2026, our net realized and unrealized gain on investment was $0, compared to $0.2 million for the three months ended March 31, 2025. The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. As a result, realized and unrealized gains and losses are no longer presented within this line item and are instead reflected within other income (expense).

During the three months ended March 31, 2026, net realized and unrealized loss on investment of $11.2 million was recognized within other income, primarily reflecting downward fair value adjustments on certain legacy investment and loan-related positions due to increased credit risk and uncertainly arising from borrower delinquencies, and refinancing delays which outwaited mitigating factors such as guarantor support and prior repayment history as of March 31, 2026.

Impairment of digital asset receivable

During the three months ended March 31, 2026, the Company recognized impairment charges of $1.4 million on its digital asset receivable, primarily attributable to declines in the fair value of SUI below the cost basis of certain receivable positions held with DeFi protocols. No such impairment was recognized during the three months ended March 31, 2025, as the Company did not hold digital asset receivable during the comparable prior-year period.

Provision for credit losses

During the three months ended March 31, 2026, the Company recognized a provision for credit losses of $1.2 million compared to $0 for the three months ended March 31, 2025. The increase was primarily attributable to the establishment of credit loss estimates associated with the Company's receivable positions. No comparable provision was recognized during the three months ended March 31, 2025, as these arrangements were not in place during the prior-year period.

Other general and administrative

During the three months ended March 31, 2026, and 2025, we had other general and administrative expenses amounting to $0.1 million and $20.1 thousand, respectively. The increase was due to additional custody fees incurred due to digital asset activity increases.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Cash flows used in or provided by operating activities are affected primarily by net income or loss, adjusted for non-cash items including realized and unrealized loss on digital assets and investment, stock-based compensation, and changes in working capital.

For the three months ended March 31, 2026, net cash used in operating activities was $1.8 million, compared to $3.6 million for the three months ended March 31, 2025. The decrease in net cash used in operating activities period over period was driven primarily by differences in accounting classification and non-cash adjustments between the periods.

Although the Company generated a net loss of $65.1 million during the three months ended March 31, 2026, operating cash flows were favorably impacted by non‑cash items, including $53.5 million of realized and unrealized losses on digital assets and digital asset receivable, $2.0 million of stock-based compensation expense, $1.4 million of impairment of digital asset receivable, and a $11.2 million net realized loss on investments. These non‑cash losses reduced net income but did not result in corresponding cash outflows during the period. Because two of the Company’s short-term loan receivable assets are presently non-performing, management expects that the Company will in future periods likely obtain less cash flow from those assets than anticipated and expected in comparison with prior periods. By comparison, during the three months ended March 31, 2025, the Company generated net income of $0.5 million, but cash used in operating activities was higher due primarily to cash outflows associated with purchases of investments, which were classified as operating activities under the Company’s former accounting treatment as an investment company under ASC 946.

Cash flows used in investing activities are affected primarily by purchases and dispositions of digital assets and investments. For the three months ended March 31, 2026, net cash used in investing activities was $15.1 million, compared to $0 during the three months ended March 31, 2025. Cash used in investing activities during the current period was primarily attributable to purchases of SuiUSDe under the Company’s SUI treasury strategy, as well as new investments in equity securities.

For the three months ended March 31, 2026, net cash provided by financing activities was $0, compared to $0.6 million of cash used in financing activities during the three months ended March 31, 2025. Cash used in financing activities during the three months ended March 31, 2025 related primarily to the repurchase of shares of the Company’s common stock pursuant to the Company’s stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we had cash and cash equivalents of $5.0 million, a decrease of $17.0 million from $22.0 million as of December 31, 2025.  The decrease was driven primary by cash outflows related to purchases of SuiUSDe and other investing activities during the period.

The primary uses of the Company’s existing liquidity and any funds raised in the future are expected to support the Company’s SUI strategy and for other general corporate purposes, including funding operating expenses or to service debt to the extent we borrow or issue senior securities. In addition to cash and cash equivalents, the Company’s investments may include temporary investments, consisting of cash equivalents (including stablecoins such as USDC), U.S. government securities, and high‑quality debt securities with maturities of one year or less from the time of investment.

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

Management believes our existing liquidity sources, together with the cash general from operations, will be sufficient to meet our liquidity needs in the short and long term. However, we recognize that a significant portion of our assets consist of SUI tokens, which are less liquid than cash and cash equivalents. As of March 31, 2026, approximately 99% of our SUI holdings are staked and subject to a one-day unbonding period, which may limit our ability to rapidly access liquidity from these assets. While we view our SUI holdings as long term strategic assets and do not currently expect to need to sell SUI to meet our operating liquidity requirements over the next twelve months, we may periodically sell SUI for general corporate purposes, including to generate cash for treasury management, acquisitions, or strategies that generate tax benefits in accordance with applicable law.

In the short term, we expect to meet our operating expenses, investment activities, and working capital needs through our existing cash and cash equivalents and cash generated from operations.

We do not have material contractual obligations that we believe would impair our ability to meet our liquidity needs or otherwise impact our short- or long term financial condition. Our existing contractual arrangements, including our strategic advisory agreement with Karatage, advisory agreement with the Sui Foundation and agreements with key executives are not expected to materially affect our liquidity.

In the long term, our liquidity will depend on our ability to generate cash from operations, the performance and realizable value of our SUI holdings, and our ability to access capital markets or secure additional financing arrangements.

Summary cash flow data is as follows:

	For the Three Months Ended March 31,
Cash flows provided (used) by:	2026	2025
Operating activities	$(1,799,772)	$(3,646,585)
Investing activities	(15,130,000)	—
Financing activities	—	(630,436)
Net increase (decrease) in cash	(16,929,772)	(4,277,021)
Cash, beginning of period	21,936,274	6,026,110
Cash, end of period	$5,006,502	$1,749,089

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

As our operations have evolved to include blockchain-native treasury management, our critical accounting policies now encompass both legacy finance and digital asset activities. The critical accounting policies include fair value measurement of digital assets and digital asset receivable, digital asset loan receivable, as well as the application of the current expected credit loss (“CECL”) model to digital asset receivable and digital asset loan receivable. The most significant estimates affecting the Company’s results of operations and financial position currently relate to the following:

•

Investment valuation: We continue to hold certain short-term, secured loans and equity-linked investments from our specialty finance operations. These assets are measured at fair value and are evaluated quarterly for impairment. Valuation inputs include expected cash flows, collateral assessments, and market comparables, with oversight from management and the Audit Committee.

•

CECL: The Company estimates expected credit losses on digital asset loan receivable and digital asset receivable using a forward‑looking CECL model. Significant judgments include counterparty creditworthiness, collateral coverage and volatility of the underlying digital assets, structure and duration of the arrangements, and current and forecasted market conditions. Changes in these assumptions could materially affect the allowance for expected credit losses and related results of operations.

•

Impairment assessment of equity investments in privately held companies: The Company evaluates equity investments in privately held companies without readily determinable fair values for impairment based on qualitative factors, including the financial condition and operating results of the investee, changes in business strategy, market conditions, recent financing activities, and other company‑specific events.

•

Fair value of embedded derivatives associated with equity investments: Certain equity investments contain embedded derivative features that are required to be separately accounted for at fair value. The determination of fair value requires management to apply judgment in selecting valuation methodologies and key assumptions, including volatility, probability‑weighted outcomes, and other inputs that may not be directly observable.

•

Impairment assessment of certain digital asset receivables: The Company evaluates certain digital asset receivables carried at cost, net of impairment, for recoverability based on observable market data and qualitative factors, including volatility in the market prices of the underlying digital assets, protocol performance, liquidity conditions, counterparty considerations, and other relevant events or changes in circumstances.

We will continue to evaluate and disclose additional critical accounting policies as our operations expand and as new standards or interpretations emerge. For further detail, refer to our Annual Report.

OFF-BALANCE-SHEET ARRANGEMENTS

During the three months ended March 31, 2026, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

During the quarter ended March 31, 2026, the Company continued its remediation plan to address the previously identified material weakness. As part of these efforts, the Company has engaged outside consultants with expertise in accounting, financial reporting, and internal controls to assist management in evaluating and enhancing our accounting processes and controls. In addition, these consultants are supporting management in implementing our new strategic initiatives designed to strengthen financial oversight and operational accountability.

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

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate material weaknesses as described above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report. The risks described below and in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our SUI Treasury Strategy

If we or our third‑party service providers or partners experience a security breach or cyberattack and unauthorised parties obtain access to our SUI, or if our private keys are lost, compromised or destroyed, we may lose some or all of our SUI and our financial condition and results of operations could be materially adversely affected.

Substantially all of the SUI we own is held in custody accounts at BitGo, a well‑known custodian. Security breaches and cyberattacks are of particular concern with respect to our SUI. SUI and other blockchain‑based cryptocurrencies, and the entities that provide services to participants in the SUI ecosystem, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious or unauthorised activities. In recent years, several digital asset platforms and custodial service providers have experienced significant cybersecurity incidents, including large‑scale thefts resulting from the compromise of private keys and other custody‑related controls. These incidents have included compromises of processes and systems that were designed to enhance security, such as offline or “cold storage” arrangements and multi-signature authorisation workflows.

For example, in February 2025, a major cryptocurrency exchange reported that unauthorised actors had compromised a cold‑wallet custody system and stolen approximately $1.5 billion in digital assets, illustrating that custody solutions designed to operate offline may be vulnerable to increasingly sophisticated attacks.

Further, it has been reported publicly that cyber attacks targeting decentralized finance (“DeFi”) systems focus increasingly on off-chain infrastructure, governance processes, cross-chain messaging and verification mechanisms, and human factors, which increases the attacks’ sophistication and the likelihood of success. For example, in April 2026, it was reported that a liquid restaking protocol suffered an exploit involving a forged cross-chain message that resulted in the unauthorised release of approximately $292 million in rsETH, with subsequent impacts across interconnected DeFi lending markets. Published incident analysis described the event as an attack on off-chain verification and infrastructure, rather than a flaw in the core smart contracts. Similarly, reporting regarding a separate April 2026 exploit of a Solana-based DeFi protocol described how an attacker used “durable nonces,” a legitimate Solana transaction feature, to pre-sign administrative transfers weeks before executing them and illegally obtain substantial assets, without requiring exploitation of a coding vulnerability in the protocol’s programs.

Similar incidents affecting other market participants could occur in the future. A successful security breach or cyberattack, whether affecting us or a third-party service provider or partner on which we rely, could result in a partial or total loss of our SUI in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our SUI; harm to our reputation and brand; improper disclosure of data and violations of applicable data privacy and other laws; or significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure and increased costs to strengthen our information security and operational controls, including costs associated with incident response, business continuity measures, enhanced monitoring, third-party assessments, and remediation.

Although we believe that holding SUI in cold storage reduces certain theft risks, cold storage does not eliminate cybersecurity risk. Publicly reported incidents have involved the compromise of transaction approval workflows, signing interfaces, multi-signature processes, or other operational controls that are adjacent to cold storage rather than direct online theft of private keys, and there is a risk therefore that such incidents may take place. In addition, we have engaged in protocol-level and yield-generating activities that may require transferring SUI out of custody accounts or otherwise exposing our SUI holdings to additional technological, operational, smart contract, and counterparty risks. These activities have included native staking, liquid staking and restaking, and during the reporting period, participation in decentralized finance protocols through third-party asset management arrangements. Following the end of the reporting period, the Company unwound all decentralized finance (“DeFi”) positions and recovered all amounts involved therein in response to security incidents affecting certain DeFi ecosystems.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader SUI ecosystem or in the use of the SUI network to conduct financial transactions, which could negatively impact us. This may be true even where the attacks do not directly involve our custodian, our third-party service providers or partners, or our SUI holdings, because our stock price may be influenced by broader perceptions of the security of digital assets, DeFi protocols, and the SUI ecosystem. Such events may lead to reduced user activity, reduced liquidity, higher risk premiums demanded by investors, heightened regulatory scrutiny, and increased volatility in the trading price of digital assets and digital asset related securities, including our common stock, as well as other legal, regulatory, contractual and financial exposure and increased costs.

Attacks upon systems across a variety of industries, including industries related to digital assets, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well‑funded and highly organised groups and individuals, including state‑sponsored actors. The techniques used to obtain unauthorised access to systems or information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognised or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third‑party service providers or partners.

We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorised parties may attempt to gain access to our systems or those of our partners and third‑party service providers, through methods such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state‑sponsored intrusions, industrial espionage and insiders. Certain threats may target individuals involved in transaction approvals, custody arrangements, and other high privilege activities, including through impersonation, fraudulent communications, and other deception tactics.

Recent publicly reported  incidents in the digital asset industry have demonstrated that attackers may target individuals with authority to approve transactions or changes to system configurations, including through impersonation, relationship building, and other forms of social engineering designed to obtain misrepresented approvals rather than exploit code vulnerabilities. Attacks of this nature may be difficult to prevent, may not be detected until after assets have been transferred, and may be more likely where functions are performed by a small number of authorised personnel at us or at our third-party service providers or partners.

In addition, certain types of attacks could harm us even if our systems are not directly compromised. Some threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures in all cases. Cybersecurity risk may also be heightened by cyberwarfare in connection with ongoing geopolitical conflicts or other future conflicts. Any future breach of our operations, or of the operations of third parties relied upon by participants in the SUI ecosystem, could materially adversely affect our financial condition and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We rely on digital technologies, including information systems, infrastructure and cloud applications and services, including those belonging to third parties with whom we deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data, including personal data.

We rely in part on the data‑security measures implemented by third‑party service providers or partners with whom we deal, and we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate, any vulnerability to cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. In addition, our participation in activities that involve deploying digital assets outside of cold storage, including staking, liquid staking, and transactions involving tokens or instruments representing staked positions, may increase the attack surface and introduce additional risks related to smart contracts, protocol design, cross-chain infrastructure, and counterparty operational controls.

The use of, or inability to use, artificial intelligence by us, our employees, consultants, directors, vendors, investors or contract counterparties presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our vendors, investors or contract counterparties.

We may use generative artificial intelligence and/or machine‑learning technologies (collectively, “AI”) in our operations. While AI tools may facilitate optimisation and operational efficiencies, they also present risks, including inaccurate or biased outputs, intellectual property or data‑privacy concerns, and cybersecurity vulnerabilities. In addition, cybersecurity threat actors may use AI‑enabled tools to enhance the scale, speed or effectiveness of attacks against us or our third‑party service providers or partners. AI-enabled tools may assist threat actors to create more convincing social engineering lures, automate reconnaissance, accelerate the development of malicious code, and tailor attacks to specific individuals, including those involved in custody, transaction approvals, and other high privilege functions. These developments could increase the likelihood of successful attacks and reduce the time available to detect and respond to incidents, as well as the likelihood of other legal, regulatory, contractual and financial exposure and increased costs.

Business disruptions, including interruptions, delays or failures of our systems or other third‑party services, could materially adversely affect our operating results.

Disruptions or failures caused by cyberattacks, natural disasters, acts of terrorism, geopolitical conflict, pandemics, climate‑related events, power outages, telecommunications failures, or changes in the pricing or terms of third‑party services could impair our ability to conduct business operations or result in a material weakness in our internal controls over financial reporting, any of which could materially adversely affect our future operating results.

Risks Related to Our Investments

Our $10 million in principal amount loan to Mustang Funding, LLC is subordinated to Senior Lenders in right of payment, in respect of our exercise of rights and remedies, and in right of collateral, with the result that we could lose a significant portion or all of our investment.

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

On December 28, 2022, we entered into a subordination agreement with Orion Pip LLC, in its capacity as administrative and collateral agent for itself and other senior lenders (the “Senior Lenders”) under a senior secured lending agreement with Mustang, pursuant to which we subordinated our right to payment (subject to certain exceptions) and our right to exercise rights and remedies, to Mustang’s prior repayment in full of all amounts owing to the Senior Lenders. The subordination agreement prohibited the Senior Lenders or Mustang from extending the stated maturity of amounts owing under the senior secured lending agreement beyond December 2026. The Senior Lenders are owed $15.675 million in principal amount under the senior secured lending agreement as of December 31, 2025.

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

On April 2, 2026, we received from a Senior Lender a notice of foreclosure and public sale of all or a material portion of Mustang’s assets, and we understand that the foreclosure has been postponed pending further negotiations between Mustang and its creditors. The timing and outcome of any such foreclosure, restructuring, insolvency or similar proceeding are uncertain and may be protracted, contested and costly. If a foreclosure or other enforcement action occurs, or if there is no improvement in Mustang’s financial or business condition, we may lose a substantial portion or all of our investment in Mustang or be required to accept cash or securities with a value that is significantly less than the carrying value of the loan, any of which could result in significant losses and have a material adverse effect on our business, financial condition and results of operations.

We have not received interest payments when due under our loan agreement with Mustang since February 2026, and, based on Mustang’s current financial condition and the foreclosure action described above, by the Senior Lenders, we do not expect to receive the overdue or any future interest payments in the foreseeable future. If Mustang continues to fail to make required payments, we may be required to increase allowances, recognize further impairment or ultimately write off all of this loan, which could adversely affect our revenues, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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
10.1

Warrant Agreement, dated January 5, 2026, between Sui Group Holdings Limited and Brian Quintenz (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2026).

10.2*	Investor Rights Agreement, dated July 31 ,2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Sui Foundation.
10.3*	Investor Rights Agreement, dated July 31 ,2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Karatage Opportunities.
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUI GROUP HOLDINGS LIMITED

Date: May 8, 2026	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsinky
Chief Executive Officer

Date: May 8, 2026	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

