Form 10-K/A
period 2025-12-31
SUI Group Holdings Ltd.
filed 2026-06-24
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________________________

FORM 10-K/A

Amendment No. 1

 _________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number 001-41472

 _________________________

SUI GROUP HOLDINGS LIMITED
(Exact name of Registrant as specified in its Charter)

 _________________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Sui Group Holdings Limited (“Sui Group,” the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Original Form 10-K”). The sole purpose of this Amendment is to correct the hyperlinks for certain exhibits listed in “Item 15. Exhibits and Financial Statement Schedules.”

As required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes currently dated certifications from the Company’s principal executive officer and principal financial officer as exhibits under Item 15 of Part IV. Because this Amendment does not include or amend any financial statements or disclosures regarding Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included, as no financial statements are being filed with this Amendment.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

2

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).
3.2		Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2022).
3.3		Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).
3.4		Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
3.6		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
4.1		Form of Pre-Funded Common Stock Purchase Agreement Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.2		Form of Lead Investor Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.3		Form of Foundation Investor Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.4		Form of Management Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.5		Form of Advisor Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.6		Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
4.7	*	Description of Registrant’s Securities.
10.1	†

Executive Employment Agreement with Douglas Polinsky, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.2	†

Executive Employment Agreement with Joseph A. Geraci II, dated July 31, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.3	†	Stock Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the SEC on December 15, 2022).
10.4	†	Amendment No. 1 to Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023).
10.5		Fourth Short-Term Loan Agreement with Mustang Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
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

3

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

10.24*		Warrant Agreement, dated July 31, 2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Dana Wagner.
10.25*		Warrant Agreement, dated January 5, 2026, between Sui Group Holdings Limited and Brian Quintenz.
10.26*		Trademark Licensing Agreement, dated July 31, 2025, by and between the Company and the Sui Foundation
14		Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1/A filed on July 28, 2022)
19		Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2026).
23.1*		Consent of Boulay PLLP.
31.1	*	Section 302 Certification of the Chief Executive Officer.
31.2	*	Section 302 Certification of the Chief Financial Officer.
32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2026).

97.1		Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Amendment No. 1 to the annual report filed on Form 10-K, filed on May 9, 2025).
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________

* Filed herewith.

† Management contract or compensatory plan or arrangement.

4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUI Group Holdings Limited

/s/ Douglas Polinsky
Douglas Polinsky
Chief Executive Officer

Dated: June 24, 2026

5