Form 10-Q/A
period 2026-03-31
SUI Group Holdings Ltd.
filed 2026-06-24
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q/A

Amendment No. 1

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

SUI GROUP HOLDINGS LIMITED

Index to Form 10-Q

for the Quarter Ended March 31, 2026

2

EXPLANATORY NOTE

Sui Group Holdings Limited (“Sui Group,” the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2026 (the “Original Form 10-Q”). The sole purpose of this Amendment is to correct the hyperlink for Exhibit 10.1 listed in “Item 6. Exhibits.”

As required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes currently dated certifications from the Company’s principal executive officer and principal financial officer as exhibits under Item 6. Because this Amendment does not include or amend any financial statements or disclosures regarding Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included, as no financial statements are being filed with this Amendment.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and does not modify or update in any way the disclosures contained in the Original Form 10-Q, which speak as of the date of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q.

3

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

10.2

Investor Rights Agreement, dated July 31 ,2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Sui Foundation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

10.3

Investor Rights Agreement, dated July 31 ,2025, between Sui Group Holdings Limited (f/k/a Mill City Ventures III, Ltd.) and Karatage Opportunities (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026)

* Filed herewith

4

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUI GROUP HOLDINGS LIMITED

Date: June 24, 2026	By:	/s/ Douglas M. Polinsky
Douglas M. Polinsky
Chief Executive Officer

Date: June 24, 2026	By:	/s/ Joseph A. Geraci, II
Joseph A. Geraci, II
Chief Financial Officer

5