Form 10-Q
period 2026-06-30
SUI Group Holdings Ltd.
filed 2026-08-06
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, Sui Group Holdings Limited had 76,802,872 shares of common stock, and no other classes of capital stock, outstanding.

SUI GROUP HOLDINGS LIMITED

Index to Form 10-Q

for the Quarter Ended June 30, 2026

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance.  You should not place undue reliance on any of these forward-looking statements. Forward-looking statements relate to future events or future financial performance of Sui Group Holdings Limited (the “Company,” “SUI Group,” or “we”), and can ordinarily be identified by terminology such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “objective,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” or “would” or the negative of these terms or other similar words. Some of the forward-looking statements contained in this Report relate to, and are based on the Company’s current assumptions regarding, the following:

•	the ability of the Company to execute its plans;

•	the Company’s digital asset treasury, stablecoin and treasury diversification strategies;

•	the capabilities and limitations of the SUI blockchain;

•	the digital assets to be held by us and the future performance thereof;

•	the success of the Company’s investments;

•	risk of nonperformance by borrowers, service providers and other counterparties;

•	the Company’s relationships with third parties;

•	the dependence of the Company’s success on the general economy and its impact on the industries in which the Company operates;

•	the Company’s regulatory structure and tax treatment;

•	the adequacy of the Company’s cash resources and working capital; and

•	the timing of cash flows.

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Applicable risks and uncertainties include, among others, the Company’s ability to achieve profitable operations; fluctuations in the market price of SUI and other digital asset tokens that will impact the Company’s accounting and financial reporting; government regulation of cryptocurrencies; changes in securities laws or regulations; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; expectations with respect to future performance, growth and anticipated acquisitions; potential litigation involving the Company or the validity or enforceability of the intellectual property of the Company; global economic conditions; geopolitical events and regulatory changes; access to additional financing, and the potential lack of such financing; and the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby; risks relating to minority investments in other sectors including financial technology and artificial intelligence; as well as other risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Annual Report”), the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026 (the “Quarterly Report”), and in other filings made by the Company from time to time with the SEC. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUI GROUP HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Current Assets
Cash and cash equivalents	$3,141	$21,936
Equity investments	825	956
Debt investments	2,196	3,414
Interest and dividend receivable	302	758
Digital asset loan receivable	—	1,305
Prepaid expenses	936	1,806
Income tax receivable	131	131
Total current assets	7,531	30,306

Digital assets	62,808	147,415
Digital asset loan receivable	3,561	2,306
Digital asset receivable	18,010	29
Debt investments	—	10,244
Equity investments	6,030	—
Other assets	—	65
Total Assets	$97,940	$190,365

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other liabilities	$266	$857
Deferred income	11,859	11,859
Accrued payroll liabilities	11	1
Total current liabilities	12,136	12,717
Long-term Liabilities
Deferred income	1,976	7,906
Total long-term liabilities	1,976	7,906

Total liabilities	14,112	20,623

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, par value $0.001 per share (2,000,000,000 authorized; 76,802,872 issued and outstanding)	77	77
Additional paid-in capital	435,741	431,800
Accumulated deficit	(351,990)	(262,135)
Total shareholders’ equity	83,828	169,742
Total liabilities and shareholders’ equity	$97,940	$190,365

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
SUI staking revenue	$327	$—	$850	$—
Digital lending interest income	36	—	106	—
Investment income	—	948	—	1,726
Total Revenues	363	948	956	1,726
Operating (Income) Expenses
Professional fees	314	99	2,094	241
Stock-based compensation	1,947	—	3,941	—
Asset and strategic management fees	286	—	626	—
Compensation expense	445	190	896	383
Insurance	445	—	896	24
Unrealized (gain) loss on digital assets and receivable, net	(2,251)	—	16,354	—
Realized loss on digital assets, net	18,910	—	53,765	—
Impairment of digital asset receivable	—	—	1,367	—
Provision for (recovery of) credit losses	(81)	—	1,070	—
Net realized and unrealized gain on investments	—	(314)	—	(477)
Other general and administrative	92	27	197	47
Total Operating Expenses	20,107	2	81,206	218
Operating Income (Loss)	$(19,744)	$946	$(80,250)	$1,508
Other Income (Loss)
Investment income	151	—	825	—
Net realized and unrealized gain (loss) on investments	556	—	(10,668)	—
Other income	130	—	238	—
Total Other Income (Loss)	837	—	(9,605)	—
Income (Loss) Before Taxes	$(18,907)	$946	$(89,855)	$1,508

Provision for Income Taxes	—	269	—	378
Net Income (Loss)	$(18,907)	$677	$(89,855)	$1,130

Earnings per Share
Basic	$(0.23)	$0.11	$(1.11)	$0.18
Diluted	$(0.23)	$0.11	$(1.11)	$0.18

Weighted-average number of common shares outstanding - basic	80,896,554	6,062,773	80,896,554	6,190,941
Weighted-average number of common shares outstanding - diluted	80,896,554	6,062,773	80,896,554	6,190,941

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share and per share data)

Three Months Ended June 30, 2026	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance as of March 31, 2026	76,802,872	$77	$433,794	$(333,083)	$100,788
Stock-based compensation	—	—	1,947	—	1,947
Net loss	—	—	—	(18,907)	(18,907)
Balance as of June 30, 2026	76,802,872	$77	$435,741	$(351,990)	$83,828

Three Months Ended June 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders’ Equity
Balance as of March 31, 2025	6,062,773	$6	$16,303	$(1,160)	$137	$4,394	$(101)	$19,579
Undistributed net investment gain	—	—	—	—	363	—	—	363
Undistributed net realized loss on investment transactions	—	—	—	—	—	—	—	—
Appreciation in value of investments	—	—	—	—	—	—	315	315
Balance as of June 30, 2025	6,062,773	$6	$16,303	$(1,160)	$500	$4,394	$214	$20,257

Six Months Ended June 30, 2026	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance as of December 31, 2025	76,802,872	$77	$431,800	$(262,135)	$169,742
Stock-based compensation	—	—	3,941	—	3,941
Net loss	—	—	—	(89,855)	(89,855)
Balance as of June 30, 2026	76,802,872	$77	$435,741	$(351,990)	$83,828

Six Months Ended June 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain on Investments Transactions	Net Unrealized Appreciation (Depreciation) in value of Investments	Total Shareholders’ Equity
Balance as of December 31, 2024	6,385,255	$6	$16,933	$(1,160)	$(152)	$4,394	$(264)	$19,757
Repurchase of common shares	(322,482)	—	(630)	—	—	—	—	(630)
Undistributed net investment gain	—	—	—	—	652	—	—	652
Undistributed net realized loss on investment transactions	—	—	—	—	—	—	—	—
Appreciation in value of investments	—	—	—	—	—	—	477	477
Balance as of June 30, 2025	6,062,773	$6	$16,303	$(1,160)	$500	$4,394	$213	$20,256

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except for share and per share data)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(89,855)	$1,130
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Deferred income taxes	—	129
Unrealized loss on digital assets and receivable, net	16,354	—
Realized loss on digital assets, net	53,765	—
Impairment of digital asset receivable	1,367	—
Net realized and unrealized loss/(gain) on investments	10,668	(477)
Provision for credit losses	1,070	—
Staking income	(850)	—
Digital lending interest income	(106)	—
Stock-based compensation	3,941	—
Purchases of investments	—	(4,429)
Proceeds from sales of investments	—	504
Changes in operating assets and liabilities:
Prepaid expenses	870	(3)
Interest and dividend receivable	(384)	(228)
Digital assets receivable	(12)	—
Other assets	65	—
Accounts payable and other liabilities	(581)	(524)
Net cash used in operating activities	(3,688)	(3,898)
Cash flows from investing activities:
Investments in equity securities	(6,030)	—
Proceeds from sales and repayments of investments	923	—
Purchases of digital asset receivable	(10,000)	—
Net cash used in investing activities	(15,107)	—
Cash flows from financing activities:
Payments for repurchase of common stock	—	(630)
Net cash used in financing activities	—	(630)
Net decrease in cash	(18,795)	(4,528)
Cash, beginning of period	21,936	6,026
Cash, end of period	$3,141	$1,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Non-cash investing activity
Transfer of digital assets to digital asset receivable	$(11,666)	$—
Digital assets loan receivable	$(2,870)	$—
Digital assets loan receivable return	$1,023	$—

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

To support the digital asset treasury strategy, the Company completed a $450 million private placement in July 2025 (the “Private Placement”). Following the Private Placement, the Company began implementing its SUI treasury strategy, acquiring over 74 million SUI tokens and generating 2.4 million SUI tokens from staking and other lending activities in addition to the 33 million tokens received as in-kind consideration from the Private Placement.

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

The Company’s strategy is to maximize the value of SUIG and support the growth of the Sui ecosystem through scalable, transparent, and long-term value creation strategies. The Company also seeks to enhance balance sheet productivity by investing opportunistically in the SUI ecosystem and allocating capital to high-conviction growth themes across the wider digital asset, financial technology and artificial intelligence sectors. Its Common Stock remains listed on the Nasdaq Capital Market and continues to be available for options trading on Cboe Global Markets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, the foregoing interim statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, as well as its results of operations for the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and the independent members of the Company’s board of directors (the “Board”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates and assumptions include, but are not limited to, the determination of the fair value of investment assets, impairment assessment of equity investments in privately held companies, fair value of embedded derivatives associated with equity investments, digital asset loans, digital asset receivable, impairment assessment of certain digital asset receivable, and the allowance of credit losses on digital assets subject to the current expected credit loss model, which involve the use of observable and unobservable market inputs and management’s judgment. These estimates are based on management’s evaluation of available positive and negative evidence, including historical operating results and expectations of future taxable income. Actual results could differ from those estimates.

Cash and cash equivalents: The Company maintains the cash balances in financial institutions and with regulated financial investment brokers. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents as of June 30, 2026 include $1.7 million of USD Coins (USDC), a stablecoin that is highly liquid and readily redeemable into the U.S. dollar.

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

For digital assets not in scope of ASC 350‑60, impairment is recognized when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are measured based on the excess of the carrying amount over the fair value of the digital asset, which is determined using the lowest observable market price during the period in which the impairment is identified.

Purchases and sales of digital assets are classified as investing activities in the statement of cash flows. Certain transfers of digital assets may be reflected as non-cash investing activities, as applicable.

Digital asset receivable: The Company recognizes digital asset receivable for digital assets that are held in wallets controlled by third parties. These receivables represent contractual rights to receive specified digital assets. Depending on the nature of the underlying digital asset and the associated settlement mechanics, the receivable may contain an embedded feature that requires evaluation under ASC 815. In circumstances where the underlying digital asset is not readily convertible to cash, the embedded feature may not meet the definition of a derivative.

As a result, the Company applies different subsequent measurement approaches based on the substance of the underlying rights. Digital asset receivable arising from decentralized lending pool arrangements are remeasured at fair value each reporting period, as these receivables represent rights to receive SUI tokens and contain embedded derivatives that require bifurcation. In contrast, digital asset receivable representing rights to receive liquid staking tokens or vault tokens do not contain embedded derivatives and are therefore carried at cost and assessed for impairment, as applicable.

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

Interest income, including amounts attributable to payment-in-kind (PIK) features, is recognized based on the contractual terms of the instruments and recorded on an accrual basis when earned. Interest income recognition is suspended on loans on non-accrual status when collectability of principal or interest is not reasonably assured. Realized gains or losses on the disposition of debt investments are recognized in earnings upon sale.

Fair value measurement of investments: Investments measured at fair value are valued in accordance with ASC Topic 820, Fair Value Measurements, with changes in fair value recognized in earnings each reporting period.

Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. When such observable inputs are not available, fair value is determined using valuation techniques that incorporate management judgment and consider all relevant facts and circumstances, consistent with the Company’s valuation policies and procedures.

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

NOTE 3 – DIGITAL ASSETS

During the six months ended June 30, 2026, the Company continued to hold SUI tokens acquired pursuant to the Digital Asset Purchase and Sale Agreement with the Sui Foundation, which remain subject to contractual transfer restrictions through August 30, 2027. The Company is permitted to stake the restricted SUI tokens during the restriction period.

The discount associated with the acquisition of 32,613,028 restricted SUI tokens is recorded as deferred income and is recognized on a straight‑line basis over the period to August 30, 2027 as an adjustment to gains or losses on digital assets. As of June 30, 2026, the Company recorded deferred income related to the acquisition discount of $13.8 million, of which $11.9 million was classified as current and $1.9 million was classified as non‑current. For the six months ended June 30, 2026, the Company recognized $5.9 million of amortized deferred income, which was recorded as a reduction to realized loss on digital assets in the statements of operations.

The following table presents the activities in digital assets for the six months ended June 30, 2026:

Digital Assets (In thousands, except for token quantities)	Number of Tokens	Cost basis	Fair value

Balance as of January 1, 2026	105,086,451	$401,991	$147,415
Return of digital asset loan	961,550	1,023	1,023
Digital asset loan advanced	(4,000,000)	(16,870)	(2,870)
Transfers of digital asset receivable	(11,900,024)	(50,186)	(11,666)
Realized loss on transfer and digital asset loan advanced	—	—	(52,520)
Staking rewards earned and received	775,885	829	829
Lending rewards earned and received	89,959	90	90
Staking/lending rewards accrued in prior period, received	41,583	57	57
Unrealized gains (losses)	—	—	(19,550)
Balance as of June 30, 2026	91,055,404	$336,934	$62,808

Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

For the six months ended June 30, 2026, we incurred $0.6 million in asset and strategic management fees under our strategic and asset management arrangements.

NOTE 4 – DIGITAL ASSET LOAN RECEIVABLE

The Company has entered into digital asset loan arrangements pursuant to which it has lent SUI tokens to third parties in exchange for stated fees payable in digital assets.

Under a digital asset loan arrangement entered into in September 2025 with Galaxy Digital LLC (“Galaxy Digital”), the Company lent SUI tokens under an evergreen facility that may be terminated with seven days’ notice at the Company’s election. The Company earns fees based on a stated annual rate, payable in SUI tokens. Repayment may be made either in kind or in cash equal to the fair value of the digital assets loaned. During the six months ended June 30, 2026, the loan arrangement was fully settled and all outstanding amounts were repaid. The realized loss recognized upon settlement primarily reflected changes in the market value of the underlying SUI tokens during the loan period, rather than any credit-related loss or shortfall in repayment.

In September 2025, the Company entered into a separate digital asset loan agreement with BlueFin Labs Inc. (“BlueFin”), pursuant to which the Company lent 2.0 million SUI tokens in exchange for a fee of 5% of specified revenues generated by certain of BlueFin’s operations relating to its decentralized exchange, payable in SUI tokens. During the six months ended June 30, 2026, the Company and BlueFin entered into an amended and restated digital asset loan agreement (the “Amended and Restated BlueFin Loan Agreement”) whereby the Company lent an additional 4.0 million SUI tokens to BlueFin (increasing the total number of lent SUI tokens to 6.0 million) and increased its fee to 11% of the revenues generated by the specified operations of BlueFin and certain of its affiliates. The Amended and Restated BlueFin Loan Agreement has an initial term ending September 30, 2028, which may be extended upon written consent of both parties. The loaned digital assets are required to be returned in kind, subject to customary exceptions, at maturity or upon earlier termination.

Neither of the above-mentioned arrangements contain a collateral requirement.

(In thousands)	June 30, 2026	December 31, 2025
Digital asset loan receivable — current	$—	$1,354
Digital asset loan receivable — non current	4,139	2,806
Less: allowance for credit loss	(578)	(548)
Total Digital asset loan receivable (net)	$3,561	$3,612

Digital asset loan receivable activity for the six months ended June 30, 2026, is as follows (In thousands, except for token quantities):

	Number of Tokens	Cost basis	Fair value
December 31, 2025	2,965,276	$8,082	$3,612
Loans advanced	4,000,000	2,870	2,870
Return of digital asset loan	(961,550)	(3,394)	(1,023)
Realized loss on return of digital asset loan	—	—	(2,371)
Digital asset loans interest earned	89,959	90	90
Digital asset loans interest received	(93,685)	(96)	(96)
Provision for credit losses	—	—	(30)
Unrealized gains losses	—	—	509
June 30, 2026	6,000,000	$7,552	$3,561

Digital asset loan receivables are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

NOTE 5 – DIGITAL ASSET RECEIVABLE

During the six months ended June 30, 2026, with the assistance of its asset manager, Galaxy Digital, the Company participated in decentralized finance (“DeFi”) protocols built on the SUI blockchain, including liquid staking pools, decentralized lending pools, and vault‑based arrangements governed by on‑chain smart contracts.

The DeFi activity occurred toward the end of the first quarter of 2026 and was unwound by the Company shortly thereafter, at the beginning of the second quarter of 2026 following a change in the Company’s risk assessment of DeFi activities due to DeFi-related security incidents at the time. All amounts deployed in these DeFi arrangements were subsequently collected. The balance remained recorded as a digital asset receivable because the related tokens continued to be held in wallets controlled by Galaxy Digital as of June 30, 2026.

As of June 30, 2026, the digital asset receivable primarily related to rights to receive SuiUSDe from Galaxy Digital and was separate from the DeFi positions described above, which had been unwound and collected at the beginning of the second quarter of 2026. Digital asset receivables are subsequently measured at fair value, with fair value determined using quoted prices in active markets for the underlying digital assets, when available. Changes in fair value are recognized in earnings in the period incurred. The reason for these amounts being recognized as digital asset receivables relates to these SuiUSDe tokens being held in wallets controlled by Galaxy Digital. Because Galaxy Digital controls the wallets holding the underlying assets, the Company does not have direct access to the associated private keys, and the assets are not protected from Galaxy Digital's creditors.

Digital asset receivables are subject to counterparty, liquidity, operational, and protocol-related risks. The Company evaluates these exposures at each reporting date and records allowances for expected credit losses in accordance with the current expected credit loss model.

NOTE 6 – INVESTMENTS

During the six months ended June 30, 2026, the Company executed the following investments in private entities, as part of the Company’s strategy to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors.

In March 2026, the Company entered into a Simple Agreement for Future Equity ("SAFE") with Nof1 Holdings, Inc. ("Nof1"), an agentic artificial intelligence research and trading technology company, for total cash consideration of $3.0 million. The SAFE provides the Company with the right to convert the investment to equity interests upon the occurrence of specified triggering events, including an equity financing, liquidity event, or dissolution event. The investment contains two embedded derivative features requiring bifurcation, but no value was attributed to them as of June 30, 2026, due to the remoteness of the contingent events.

During the same period, the Company also invested $3.0 million through a contractual alternative investment vehicle to acquire a beneficial interest in the preferred shares of Recursive Superintelligence, a private artificial intelligence research company focused on developing self-improving AI systems. Legal title is held by a nominee entity on bare trust for the Company's benefit. The Company capitalized $30 thousand of directly related transaction costs.

The Company does not have the ability to exercise significant influence over either investee, and neither of the two investments have a readily determinable fair value. Accordingly, each investment is carried at cost. As of June 30, 2026, the Company had not recorded any impairment related to these investments.

Investments as of June 30, 2026 and December 31, 2025, are as follows (In thousands):

	As of June 30, 2026	As of December 31, 2025
Debt security investments measured at fair value
Short-term Non-banking Loans	2,196	3,414
Commercial Business Loans	—	10,244
Equity investments in publicly traded companies	825	956
Equity investments in privately held companies	6,030	—
Total Investments	$9,051	$14,614

Fair value measurement

The following table presents the fair value measurements of our investments by major class, as of June 30, 2026, according to the fair value hierarchy (In thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$2,196	$2,196
Commercial business loans	—	—	—	—
Equity investments in publicly traded companies	825	—	—	825
Total	$825	$—	$2,196	$3,021

The following table presents the fair value measurements of our investments by major class, as of December 31, 2025, according to the fair value hierarchy (In thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

Short-term non-banking loans	$—	$—	$3,414	$3,414
Commercial business loans	—	—	10,244	10,244
Equity investments publicly traded companies	956	—	—	956
Total	$956	$—	$13,658	$14,614

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the three months ended June 30, 2026 (In thousands):

Balance

Balance as of January 1, 2026	$13,658
Net change in unrealized depreciation	(10,562)
Purchases and other adjustments to cost	—
Sales and redemptions	(900)
Balance as of June 30, 2026	$2,196

The following table lists our Level 3 investments held as of June 30, 2026 and the unobservable inputs used to determine their valuation:

Security Type	6/30/26 FMV	Valuation Technique	Unobservable Inputs	Range
Short-term non-banking loans	$2,196	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	24-73%
Commercial business loans	—	discounted cash flow	forecasted cash flows available to creditors in a foreclosure sale	18-24%
Total	$2,196

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the year ended December 31, 2025:

In thousands	Balance

Balance as of January 1, 2025	$13,006
Net change in unrealized depreciation	(2,748)
Purchases and other adjustments to cost	7,900
Sales and redemptions	(4,500)
Balance as of December 31, 2025	$13,658

The following table lists our Level 3 investments held as of December 31, 2025 and the unobservable inputs used to determine their valuation:

Security Type	12/31/25 FMV	Valuation Technique	Unobservable Inputs	Range
Short-term non-banking loans	$3,414	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	18-24%
Commercial business loans	10,244	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness	18-24%
Total	$13,658

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the reporting period.

NOTE 7 – STOCK-BASED COMPENSATION

During the six months ended June 30, 2026, the Company issued compensatory warrants to a newly appointed director. These warrants are equity‑classified and measured at fair value on the grant date. The warrants vest over 24 months in different tranches and have four different exercise prices. Because exercise prices significantly exceeded the fair value of the common stock on the grant date, they contain an implicit market condition. The Company used the graded vesting method to attribute expenses associated with the award.

For the six months ended June 30, 2026, the Company recognized a total stock-based compensation expense of $3.9 million related to the outstanding compensatory warrants. As of June 30, 2026, total unrecognized compensation cost related to nonvested warrants was $7.6 million, which is expected to be recognized over a weighted average remaining vesting period of 1.06 years.

The following table summarizes warrant activity for the period ended June 30, 2026:

	Number of
	Shares		Weighted
	Issuable	Weighted	Average
	Upon	Average	Remaining
	Exercise of	Exercise	Contractual
	Warrants	Price	Life (years)
Outstanding on December 31, 2025	7,887,456	$5.95
Issued	207,565	6.07
Exercised	-
Expired	-
Outstanding on June 30, 2026	8,095,021	$5.95	4.09
Exercisable on June 30, 2026	4,462,640	$5.96	4.08

NOTE 8 – PER-SHARE INFORMATION

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive Common Shares outstanding during the period. The Company’s potential dilutive Common Shares include stock options and warrants that are in the money or were pre-funded. The Company uses the treasury stock method to compute the dilutive shares related to in-the-money stock options and warrants, to be included in the dilutive earning per share, when the effect is not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is set forth below (In thousands, except for share):

	For the Three Months Ended June 30,
	2026	2025
Basic earnings per share:
Numerator:
Net income (loss)	$(18,907)	$677
Denominator:
Weighted-average number of common shares outstanding - basic	80,896,554	6,062,773
Effect of dilutive share-based rewards	-	—
Weighted-average number of common shares outstanding - diluted	80,896,554	6,062,773
Basic earnings (loss) per common share	$(0.23)	$0.11
Diluted earnings (loss) per common share	$(0.23)	$0.11

	For the Six Months Ended June 30,
	2026	2025
Basic earnings per share:
Numerator:
Net income (loss)	$(89,855)	$1,130
Denominator:
Weighted-average number of common shares outstanding - basic	80,896,554	6,190,941
Effect of dilutive share-based rewards	-	—
Weighted-average number of common shares outstanding - diluted	80,896,554	6,190,941
Basic earnings (loss) per common share	$(1.11)	$0.18
Diluted earnings (loss) per common share	$(1.11)	$0.18

For the six months ended June 30, 2026, the following instruments were excluded from the computation of the dilutive earnings per share.

Options*	537,500
Warrants*	11,211,959

*Options and Warrants were out-of-money for the period six months ended June 30, 2026

NOTE 9 – RELATED-PARTY TRANSACTIONS

Karatage is a privately held entity co‑founded by the Company’s Chairman of the Board and the Company’s Chief Investment Officer. Accordingly, Karatage is considered a Related Party under ASC 850, Related Party Disclosures.

Under the arrangement with Karatage, to serve as a strategic advisor to support the Company’s business initiatives and long‑term strategic planning, the Company incurred advisory fees of $0.2 million for the six months ended June 30, 2026, which is included as part of professional fees in the statements of operations. As of June 30, 2026, $41.4 thousand was outstanding and is included in accounts payable and accrued liabilities on the balance sheet.

NOTE 10 – INCOME TAXES

The Company’s effective income tax rate for the six months ended June 30, 2026 and 2025 was 0% and 28% respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21% is primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of June 30, 2026.

NOTE 11 – SEGMENT

The Company has one reportable operating segment, which is a digital asset platform focused on maximizing SUI per share value and advancing the Sui ecosystem. The legacy financing solutions business is not considered a separate reportable segment, as the Company’s segment reporting has been to reflect the Company’s current strategic and operational decision-making.

During the quarter ended June 30, 2026, the Company’s chief operating decision makers (“CODM”) are the Company’s Chairman and the Chief Investment Officer, who, together, managed the Company’s operations as one operating segment for the purpose of evaluating financial performance and allocating resources. On July 8, 2026, Stephen Mackintosh resigned as the Company’s Chief Investment Officer. The resignation did not result from any disagreement with the Company regarding its operations, policies or practices.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which these condensed financial statements were issued. No events requiring recognition or disclosure in the condensed financial statements were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this section and unless otherwise indicated, the terms “we,” “us,” “our,” and “the Company” refer to Sui Group Holdings Limited.

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

On August 26, 2025, the Company changed its corporate name to Sui Group Holdings Limited, following an amendment to its Articles of Incorporation filed with the Office of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our core blockchain initiatives.

The Company’s strategy is to maximize the value of SUIG through scalable, transparent, and long-term value creation. The Company seeks to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis, and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors. To execute this strategy, the Company acquires SUI tokens through a combination of open‑market purchases, negotiated transactions, and other institutional‑grade sourcing arrangements, including an agreement with the Sui Foundation. In addition to holding SUI, the Company seeks to enhance the productivity of its SUI holdings through protocol‑level activities, including staking. During the three months ended March 31, 2026, the Company also engaged in selective decentralized finance (“DeFi”) activities, including liquid staking, protocol-level deployments, and stablecoin-related arrangements conducted through third‑party platforms operating on the SUI blockchain. Subsequent to March 31, 2026, the Company unwound all of its DeFi activities and recovered all amounts involved therein in response to security incidents affecting certain DeFi ecosystems. The Company has since adopted a strategy to deploy a portion of its digital asset holdings through trading-based activities, including high-frequency trading strategies; however, such activities had not commenced as of June 30, 2026.

As of June 30, 2026, the Company held approximately 91.1 million SUI tokens in our treasury (excluding SUI loaned to third parties), representing $62.8 million in digital assets. Including SUI tokens held through digital asset loan arrangements and digital asset receivable, the Company held approximately 108.9 million SUI tokens in our treasury, which equates to approximately 1.35 SUI per share of Common Stock and pre-funded warrants outstanding. The Company actively manages its digital asset holdings to balance liquidity requirements, risk exposure, and return objectives, including the use of third‑party asset managers to deploy portions of its holdings into approved blockchain‑native strategies.

The Company’s principal sources of income currently include staking rewards from our SUI holdings, yield earned from deployed digital assets, realized and unrealized gains or losses on digital assets, and rewards associated with participating in blockchain protocol, and, to a lesser extent, income or valuation changes from other investments. The Company continues to hold the legacy lending assets, some of which generated interest and fee income in the three months ended June 30, 2026; however, they represent a reduced share of the Company’s overall asset base and results of operations compared to prior periods.

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

SUI TREASURY MANAGEMENT ACTIVITY

In late July 2025, we formally launched our SUI treasury strategy, establishing SUI, the native token of the SUI blockchain, as a core component of our digital asset treasury platform. Since that time, our strategy has focused on building and actively managing a SUI‑based treasury designed to support long‑term value creation while enhancing the productivity of our digital assets through protocol‑level participation and selective yield‑generating activities. We also pursue opportunistic investments in the broader digital asset ecosystem and financial technology and artificial intelligence sectors with the aim of further enhancing balance sheet productivity.

SUI is a next-generation Layer 1 blockchain designed to deliver the scalability, speed, and security required to power decentralized applications and real-world crypto use cases across finance, gaming, artificial intelligence, stablecoins, and more.

During the current quarter, substantially all of our SUI holdings were deployed in staking, staking-related or lending arrangements. Approximately 82% of SUI holdings are staked, generating an estimated annualized yield of 1.7%. For the six months ended June 30, 2026, we earned $0.9 million in staking rewards, representing 796,302 SUI tokens, compared to no staking rewards earned during the six months ended June 30, 2025. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation.

We have also participated in ecosystem initiatives related to the deployment and promotion of SUI‑native stablecoins (“SuiUSDe”) in partnership with third‑party platforms and SUI Foundation‑supported programs. These initiatives are intended to support on‑chain liquidity, transactional use cases, and broader adoption of the SUI network. To date, these activities are primarily strategic in nature and are designed to support ecosystem growth rather than serve as a primary source of near‑term revenue. As of June 30, 2026, the Company held approximately $10.0 million of SuiUSDe in connection with these initiatives.

The Company also participates in strategic ecosystem initiatives designed to promote adoption and utility of the SUI network. As part of these efforts, the Company has entered into a digital asset lending arrangement with BlueFin Labs Inc., under which the Company has lent 6.0 million SUI tokens and is entitled to a percentage of revenues generated by certain BlueFin operations.

Our SUI treasury strategy is supported by our official relationship with the Sui Foundation, an independent organization dedicated to the development and adoption of the SUI ecosystem. We believe this relationship, together with our active participation in staking, lending, and other protocol‑level activities, positions us to benefit from continued expansion of the SUI network while providing shareholders with exposure to SUI through a publicly traded corporate structure. On July 28, 2026, we extended our Trademark Agreement with the Sui Foundation pursuant to the terms thereof.

We continue to monitor developments in the Sui ecosystem, including advancements in staking infrastructure, validator expansion, and adoption of SUI-native applications. These developments are expected to further support the intrinsic value of our SUI holdings and reinforce our strategic positioning.

INVESTMENT ACTIVITY

While our primary focus has shifted from our legacy finance operations, we still aim to enhance balance sheet productivity by lending to our ecosystem and strategic partners on a risk adjusted basis and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors.

During the six months ended June 30, 2026, we made $6.0 million of strategic investment in artificial intelligence companies, consisting of a $3.0 million investment in Nof1 Holdings, Inc. through a SAFE and a $3.0 million investment in Recursive Superintelligence through an investment structure providing the Company with an indirect beneficial interest in preferred equity interests. Nof1 is an agentic artificial intelligence research and trading technology company focused on developing AI-driven solutions for financial markets, while Recursive Superintelligence is an artificial intelligence research company focused on developing self-improving AI systems. We believe these investments complement our broader strategy of obtaining exposure to emerging technologies, including digital assets, financial technology and artificial intelligence opportunities. These strategic investments are distinct from the Company's traditional specialty finance and loan investment activities.

We also received $0.9 million of redemptions and repayments from legacy investments during the period. As of June 30, 2026, net investments of our traditional specialty finance and loan carried at amortized cost were $13.6 million.

During the six months ended June 30, 2025, we made $4.4 million of investment purchases and had $0.5 million of redemptions and repayments, resulting in net investments at amortized cost of $17.6 million at the end of that period.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Revenues
Investment income	$—	$948	$(948)	-100%
Digital lending interest income	36	—	36	n/a
SUI staking revenue	327	—	327	n/a
Total Revenues	363	948	(585)	-62%
Operating Expenses:
Professional fees	314	99	215	217%
Stock-based compensation	1,947	—	1,947	n/a
Asset and strategic management fees	286	—	286	n/a
Compensation expense	445	190	255	134%
Insurance	445	—	445	n/a
Unrealized gain on digital assets and receivable, net	(2,251)	—	(2,251)	n/a
Realized loss on digital assets, net	18,910	—	18,910	n/a
Recovery of credit losses	(81)	—	(81)	n/a
Net realized and unrealized gain on investments	—	(314)	314	100%
Other general and administrative	92	27	65	241%
Total Operating Expenses	20,107	2	20,105	1,005,250%
Operating Income (Loss)	$(19,744)	$946	$(20,690)	-2,187%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

SUI staking revenue

For the three months ended June 30, 2026, we generated $0.3 million in staking rewards from our SUI token holdings, compared to none for the three months ended June 30, 2025. This income reflects the accrual of 359,792 SUI tokens earned on 89,533,189 tokens staked, representing approximately 82% of our total SUI holdings during the period. The staking yield for the three months ended June 30, 2026, remains consistent with our estimated annualized return of 1.6%, and rewards were accrued daily in accordance with our treasury management strategy. The lack of staking income for the three months ended June 30,2025 is due to the Company not engaging in the holding, staking or investment of cryptocurrency prior to the Private Placement.

Digital lending interest income

During the three months ended June 30, 2026, our digital lending interest income was $35.6 thousand, compared to none for the three months ended June 30, 2025. This pertains to the interest income on digital assets lent to the borrowers, as well as yield earned on deployed digital assets as digital asset receivable. Additional information regarding these arrangements is included in Note 4 — Digital Asset Loan Receivable to the accompanying unaudited condensed financial statements. The lack of digital lending interest income for the three months ended June 30, 2025 is due to the Company not engaging in the holding, staking or investment of cryptocurrency prior to the Private Placement.

Investment income

For the three months ended June 30, 2026, our total investment income was $0 compared to $0.9 million for the three months ended June 30, 2025. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 with effect from August 2025. Accordingly, investment income for the three months ended June 30, 2026, is classified within other income and totaled $0.2 million.

Professional fees

During the three months ended June 30, 2026, and 2025, we had professional fees expense amounting to $0.3 million and $99.0 thousand, respectively. The increase was driven primarily by higher professional costs associated with the Company’s strategic transition and expanded public-company activities, including professional fees related to recruiting, accounting and audit‑related services, marketing and public relations in connection with the Company’s rebranding and investor communications, and legal fees related to SEC reporting and regulatory compliance.

Stock-based compensation

During the three months ended June 30, 2026, and 2025, we had stock-based compensation amounting to $1.9 million and $0, respectively. The increase was attributable to non-cash compensatory expenses incurred in connection with the issuance of warrants in the Private Placement to certain members of management, advisors and non-employee director in the third quarter of 2025 and the issuance of warrants to a non-employee director in the first quarter of 2026.

Asset and strategic management fees

During the three months ended June 30, 2026, we incurred $0.3 million in asset and strategic management fees under our strategic and asset management arrangements, compared to $0 during the three months ended June 30, 2025. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals. Due to the change in operations to our SUI strategy, there were no asset and strategic management fees for the three months ended June 30, 2025.

Compensation expense

During the three months ended June 30, 2026, and 2025, we had compensation expense amounting to $0.4 million and $0.2 million, respectively. The increase was primarily to additional salary paid to certain personnel beginning in the third quarter of 2025 and the appointment of three new independent directors in connection with the Company’s strategic transition.

Insurance expense

During the three months ended June 30, 2026, and 2025, we had insurance expense amounting to $0.4 million and $0, respectively. The increase was due to additional directors and officers’ insurance policies that the Company deemed necessary due to our change in strategy.

Unrealized gain on digital assets and receivable, net

During the three months ended June 30, 2026, we recognized a net unrealized gain of $2.3 million compared to $0 during the three months ended June 30, 2025. The net amount reflects a gross unrealized loss of $0.6 million on our digital asset and receivable holdings, offset by $2.9 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The remaining deferred income balance of $13.8 million will amortize on a straight-line basis over the period to August 30, 2027. This is due to decrease in the price of the SUI token during the current reporting period. The lack of unrealized gain on digital assets and receivables for the three months ended June 30, 2025 is due to the Company not investing in digital assets prior to the Private Placement.

Realized loss on digital assets, net

During the three months ended June 30, 2026, we recognized a net realized loss of $ 18.9 million compared to $0 during the three months ended June 30, 2025. The current-period loss primarily reflects a $2.4 million realized loss recognized upon the return of the principal balance of 961,550 SUI tokens receivable from Galaxy Digital, $14.0 million realized loss recognized on additional 4,000,000 SUI loaned to BlueFin. The loss also includes certain adjustments related to previously recognized digital asset activity, partially offset by a $1.1 million realized gain recognized upon the unwind of certain DeFi arrangements. Both the realized loss and realized gain were primarily attributable to fluctuations in the market price of SUI during the period and did not reflect any loss of principal or shortfall in the recovery of the underlying SUI tokens. The realized gain resulted from the recovery and subsequent disposition of digital assets for which impairment losses had been recognized in a prior period, resulting in a lower carrying value upon return of the underlying SUI tokens. The lack of unrealized loss on digital assets for the three months ended June 30, 2025 is due to the Company not investing in digital assets prior to the Private Placement.

Net realized and unrealized gain/loss on investment

During the three months ended June 30, 2026, our net realized and unrealized gain on investment was $0, compared to $0.3 million for the three months ended June 30, 2025. The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. As a result, realized and unrealized gains and losses are no longer presented within this line item and are instead reflected within other income (expense).

During the three months ended June 30, 2026, net realized and unrealized loss on investment of $0.5 million was recognized within other income, primarily reflecting downward fair value adjustments on certain legacy investment and loan-related positions due to increased credit risk and uncertainly arising from borrower delinquencies, and refinancing delays which outwaited mitigating factors such as guarantor support and prior repayment history as of June 30, 2026.

Recovery of credit losses

During the three months ended June 30, 2026, the Company recognized the recovery of credit losses of $81.0 thousand compared to $0 for the three months ended June 30, 2025. The recovery was primarily attributable to a decrease in the expected credit loss allowance recorded on the Company's digital asset receivables, reflecting changes in the underlying receivable balances subject to the allowance. No comparable provision was recognized during the three months ended June 30, 2025, as these arrangements were not in place during the prior-year period.

Other general and administrative

During the three months ended June 30, 2026, and 2025, we had other general and administrative expenses amounting to $92.0 thousand and $27.0 thousand, respectively. The increase was due to additional custody fees incurred due to digital asset activity increases.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Revenues
Investment income	$—	$1,726	$(1,726)	-100%
Digital lending interest income	106	—	106	n/a
SUI staking revenue	850	—	850	n/a
Total Revenues	956	1,726	(770)	-45%
Operating Expenses:
Professional fees	2,094	241	1,853	769%
Stock-based compensation	3,941	—	3,941	n/a
Asset and strategic management fees	626	—	626	n/a
Compensation expense	896	383	513	134%
Insurance	896	24	872	3,633%
Unrealized loss on digital assets and receivable, net	16,354	—	16,354	n/a
Realized loss on digital assets, net	53,765	—	53,765	n/a
Impairment of digital asset receivable	1,367	—	1,367	n/a
Provision for credit losses	1,070	—	1,070	n/a
Net realized and unrealized gain on investments	—	(477)	(477)	100%
Other general and administrative	197	47	150	319%
Total Operating Expenses	81,206	218	80,988	37,150%
Operating Income (Loss)	$(80,250)	$1,508	$(81,758)	-5,422%

SUI staking revenue

For the six months ended June 30, 2026, we generated $0.8 million in staking rewards from our SUI token holdings, compared to $0 for the six months ended June 30, 2025. This income reflects the accrual of 796,302 SUI tokens earned on average 95,538,678 SUI tokens staked, representing approximately 88% of our total SUI holdings during the period. The staking yield remains consistent with our estimated annualized return of 1.7%, and rewards were accrued daily in accordance with our treasury management strategy. The lack of staking revenue for the six months ended June 30, 2025 is due to the Company not engaging in the holding, staking or investment of cryptocurrency prior to the Private Placement.

Digital lending interest income

During the six months ended June 30, 2026, our digital lending interest income was $0.1 million, compared to $0 for the six months ended June 30, 2025. This pertains to the interest income on digital assets lent to the borrowers, as well as yield earned on deployed digital assets as digital asset receivable. Additional information regarding these arrangements is included in Note 4 — Digital Asset Loan Receivable to the accompanying unaudited condensed financial statements. The lack of digital lending interest income for the six months ended June 30, 2025 is due to the Company not engaging in the holding, staking or investment of cryptocurrency prior to the Private Placement.

Investment income

For the six months ended June 30, 2026, our total investment income was $0, compared to $1.73 million for the six months ended June 30, 2025. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 with effect from August 2025. Accordingly, investment income for the six months ended June 30, 2026, is classified within other income and totaled $0.8 million.

Professional fees

During the six months ended June 30, 2026, and 2025, we had professional fees expense amounting to $2.1 million and $0.2 million, respectively. The increase was driven primarily by higher professional costs associated with the Company’s strategic transition and expanded public-company activities, including professional fees related to recruiting, accounting and audit‑related services, marketing and public relations in connection with the Company’s rebranding and investor communications, and legal fees related to SEC reporting and regulatory compliance.

Stock-based compensation

During the six months ended June 30, 2026, and 2025, we had stock-based compensation amounting to $3.9 million and $0, respectively. The increase was attributable to non-cash compensatory expenses incurred in connection with the issuance of warrants in the Private Placement to certain members of management, advisors and non-employee director in the third quarter of 2025 and the issuance of warrants to a non-employee director in the first quarter of 2026.

Asset and strategic management fees

During the six months ended June 30, 2026, we incurred $0.6 million in asset and strategic management fees under our strategic and asset management arrangements, compared to $0 during the six months ended June 30, 2025. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals. Due to the change in operations to our SUI strategy, there were no asset and strategic management fees for the six months ended June 30, 2025.

Compensation expense

During the six months ended June 30, 2026, and 2025, we had compensation expense amounting to $0.9 million and $0.4 million, respectively. The increase was primarily to additional salary paid to certain personnel beginning in the third quarter of 2025 and the appointment of three new independent directors in connection with the Company’s strategic transition.

Insurance expense

During the six months ended June 30, 2026, and 2025, we had insurance expense amounting to $0.9 million and $24 thousand, respectively. The increase was due to additional directors’ and officers’ insurance policies that the Company deemed necessary due to our change in strategy.

Unrealized loss on digital assets and receivable, net

During the six months ended June 30, 2026, we recognized a net unrealized loss of $16.4 million compared to $0 during the six months ended June 30, 2025. The net amount reflects a gross unrealized loss of $22.3 million on our digital asset and receivable holdings, partially offset by $5.9 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The remaining deferred income balance of $13.8 million will amortize on a straight-line basis over the period to August 30, 2027. This is due to decrease in the price of the SUI token during the current reporting period. Due to the change in operations to our SUI strategy, there were no unrealized gains or losses on digital assets and receivable for the six months ended June 30, 2025.

Realized loss on digital assets, net

During the six months ended June 30, 2026, we recognized a net realized loss of $53.8 million compared to $0 during the six months ended June 30, 2025. The current-period loss primarily reflects a $38.5 million realized loss associated with the transfer of 11,900,024 SUI tokens to Galaxy Digital for deployment in blockchain protocol participation, stablecoin-related strategies, and selective DeFi activities. The net realized loss also includes a $2.4 million realized loss recognized upon the return of the principal balance of 961,550 SUI tokens receivable from Galaxy Digital and $14.0 million realized loss recognized on additional 4,000,000 SUI loaned to BlueFin, partially offset by a $1.1 million realized gain recognized upon the unwind of certain DeFi arrangements. Both the realized loss and realized gain were primarily attributable to fluctuations in the market price of SUI during the period and did not reflect any loss of principal or shortfall in the recovery of the underlying SUI tokens. The realized gain primarily resulted from the recovery of digital assets for which impairment losses had been recognized in a prior period. Due to the change in operations to our SUI strategy, there were no realized gains or losses for the six months ended June 30, 2025.

Net realized and unrealized gain/loss on investment

During the six months ended June 30, 2026, our net realized and unrealized gain on investment was $0, compared to $0.5 million for the six months ended June 30, 2025. The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. As a result, realized and unrealized gains and losses are no longer presented within this line item and are instead reflected within other income (expense).

During the six months ended June 30, 2026, net realized and unrealized loss on investment of $10.7 million was recognized within other income, primarily reflecting downward fair value adjustments on certain legacy investment and loan-related positions due to increased credit risk and uncertainly arising from borrower delinquencies, and refinancing delays which outwaited mitigating factors such as guarantor support and prior repayment history as of June 30, 2026.

Impairment of digital asset receivable

During the six months ended June 30, 2026, the Company recognized impairment charges of $1.4 million on its digital asset receivable. The impairment primarily reflected declines in the market price of SUI below the cost basis of certain receivable positions associated with previously deployed DeFi arrangements. The impairment did not result from a shortfall in the recovery of the underlying digital assets or a loss of principal, but rather from decreases in the fair value of the underlying SUI tokens. No such impairment was recognized during the six months ended June 30, 2025, as the Company did not hold digital asset receivables during the comparable prior-year period.

Provision for credit losses

During the six months ended June 30, 2026, the Company recognized a provision for credit losses of $1.1 million compared to $0 for the six months ended June 30, 2025. The increase was primarily attributable to the establishment of credit loss estimates associated with the Company's receivable positions. No comparable provision was recognized during the six months ended June 30, 2025, as these arrangements were not in place during the prior-year period.

Other general and administrative

During the six months ended June 30, 2026, and 2025, we had other general and administrative expenses amounting to $0.2 million and $47 thousand, respectively. The increase was due to additional custody fees incurred due to digital asset activity increases.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Cash flows used in or provided by operating activities are affected primarily by net income or loss, adjusted for non-cash items including net realized and unrealized loss on digital assets and investment, stock-based compensation, and changes in working capital.

For the six months ended June 30, 2026, net cash used in operating activities was $3.7 million, compared to $3.9 million for the six months ended June 30, 2025. The decrease in net cash used in operating activities period over period was driven primarily by differences in accounting classification and non-cash adjustments between the periods.

Although the Company generated a net loss of $89.9 million during the six months ended June 30, 2026, a significant portion of the loss related to non‑cash items, including $70.1 million of realized and unrealized losses on digital assets and digital asset receivable, $3.9 million of stock-based compensation expense, $1.4 million of impairment of digital asset receivable, and a $10.7 million net realized loss on investments, which reduced net income but did not result in corresponding cash outflows during the period. By comparison, during the six months ended June 30, 2025, the Company generated net income of $1.1 million, but cash used in operating activities was higher due primarily to cash outflows associated with purchases of investments, which were classified as operating activities under the Company’s former accounting treatment as an investment company under ASC 946.

Cash flows used in investing activities are affected primarily by purchases and dispositions of digital assets and investments. For the six months ended June 30, 2026, net cash used in investing activities was $15.1 million, compared to $0 during the six months ended June 30, 2025. Cash used in investing activities during the current period was primarily attributable to purchases of SuiUSDe under the Company’s SUI treasury strategy, a $3.0 million SAFE investment in Nof1 Holdings, Inc., an artificial intelligence research and trading technology company, and a $3.0 million investment in Recursive Superintelligence, an artificial intelligence research company focused on developing self-improving AI systems, through an investment vehicle providing the Company with an indirect beneficial interest in the underlying equity interests. These investments were made as part of the Company's broader strategy to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis, and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors.

For the six months ended June 30, 2026, net cash provided by financing activities was $0, compared to $0.6 million of cash used in financing activities during the six months ended June 30, 2025. Cash used in financing activities during the six months ended June 30, 2025 related primarily to the repurchase of shares of the Company’s common stock pursuant to the Company’s stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had cash and cash equivalents of $3.1 million, a decrease of $18.8 million from $21.9 million as of December 31, 2025. The decrease was driven primarily by cash outflows related to purchases of SuiUSDe and other investing activities during the period.

The primary uses of the Company’s existing liquidity and any funds raised in the future are expected to support the Company’s value-creation strategies and for other general corporate purposes, including funding operating expenses or to service debt to the extent we borrow or issue senior securities. In addition to cash and cash equivalents, the Company’s investments may include highly liquid stable coins, including SuiUSDe, as well as temporary investments consisting of cash equivalents (including USDC), U.S. government securities, and high‑quality debt securities with maturities of one year or less from the time of investment.

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

Management believes our existing liquidity sources, together with the cash generated from operations, will be sufficient to meet our liquidity needs in the short and long term. However, we recognize that a significant portion of our assets consist of SUI tokens, which are less liquid than cash and cash equivalents. As of June 30, 2026, approximately 88% of our SUI holdings are staked and subject to a one-day unbonding period, which may limit our ability to rapidly access liquidity from these assets. While we view our SUI holdings as strategic assets and do not currently expect to need to sell SUI to meet our operating liquidity requirements over the next twelve months, we may periodically sell SUI or utilize other liquid digital asset holdings, including stablecoins, for general corporate purposes, including to generate cash for treasury management, acquisitions, or strategies that generate tax benefits in accordance with applicable law.

In the short term, we expect to meet our operating expenses, investment activities, and working capital needs through our existing cash and cash equivalents, stablecoin holdings, and other liquid investments and cash generated from operations.

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

Summary cash flow data is as follows (In thousands):

	For the Six Months Ended June 30,
Cash flows used by:	2026	2025
Operating activities	$(3,688)	$(3,898)
Investing activities	(15,107)	—
Financing activities	—	(630)
Net decrease in cash	(18,795)	(4,528)
Cash, beginning of period	21,936	6,026
Cash, end of period	$3,141	$1,498

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the six months ended June 30, 2026, we did not engage in any off-balance sheet arrangements as described in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

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

As of June 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

During the quarter ended June 30, 2026, the Company continued its remediation plan to address the previously identified material weakness. As part of these efforts, the Company has engaged outside consultants with expertise in accounting, financial reporting, and internal controls to assist management in evaluating and enhancing our accounting processes and controls. In addition, these consultants are supporting management in implementing our new strategic initiatives designed to strengthen financial oversight and operational accountability.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report and in our Quarterly Report. The risks described below and in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Investments

We have made, and may continue to make, loans to and minority investments in the digital asset, financial technology and artificial intelligence sectors, which subject us to distinct operational, regulatory, valuation, and liquidity risks that are separate from, and in addition to, the risks associated with our digital asset treasury strategy.

In addition to our digital asset treasury strategy, we selectively allocate capital to loans to and minority equity investments in private digital asset, financial technology and artificial intelligence entities that we believe are complementary to our broader investment thesis. These investments diversify our capital allocation but differ in nature and risk profile from our digital asset treasury and staking strategy, and there can be no assurance that these investments will perform in a manner consistent with, or will enhance the value of, our SUI treasury strategy.

Digital assets, financial technology and artificial intelligence are dynamic sectors, each subject to its own rapidly evolving and unsettled regulatory landscape. Financial technology entities in which we invest may be subject to evolving money transmission, banking, consumer protection, and other financial services regulation that varies by jurisdiction. Artificial intelligence entities in which we invest are subject to a separate and equally unsettled body of law, including emerging AI-specific legislation such as the European Union's Artificial Intelligence Act and a growing number of U.S. state AI laws, the application and enforcement of which remain difficult to predict. Changes in, or new interpretations of, the laws and regulations applicable to either sector could materially and adversely affect the business, financial condition, or prospects of the entities in which we invest, and in turn, the value of our investments.

Because these are minority investments, we generally do not, and may not in the future, control the management, strategic direction, development, or commercialization of the underlying technologies or businesses. While we may seek to negotiate board observer rights, information rights, or other protective provisions in connection with such investments, there is no assurance that we will obtain such rights, or that any rights we do obtain will be sufficient to protect our investment or allow us to meaningfully influence the entity's strategic or operational decisions. Other investors in these entities may have business goals and interests that differ from, or conflict with, our own.

These entities are frequently early-stage, unproven, and face significant competition, and their technologies may never be successfully developed, commercialized, or adopted by the market. Our investments in these entities are illiquid and non-marketable at the time of investment, are typically subject to transfer restrictions, and generally have no public trading market. Any return of, or return on, our capital depends on the performance of the technology and the operating company and may depend on a future liquidity event — such as an initial public offering, acquisition, or follow-on financing at a higher valuation — that may never occur, or that may occur on terms less favorable than we anticipate. If any entity in which we hold a minority investment is unable to obtain additional financing, fails to achieve commercial success, or ceases operations, we could lose all or a substantial portion of our invested capital.

As our capital allocated to non-digital-asset investments increases, we may also become subject to additional risks under the Investment Company Act of 1940, as described in the Risk Factor included in our Annual Report and titled “If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.”

Risks Related to Agentic Artificial Intelligence

The rapid development and deployment of AI models capable of autonomous decision-making, task execution, and interaction with external systems with limited or no human oversight—known as agentic artificial intelligence (“agentic AI”)— pose significant and evolving risks to our financial condition and results of operations.

We, our contract counterparties, entities we invest in, or our service providers may integrate agentic AI tools into our operations, including in connection with trading, compliance monitoring, cybersecurity and blockchain analytics. While these tools may enhance efficiency, because these systems operate with reduced human supervision relative to traditional software and earlier AI applications, they also introduce novel and potentially significant risks, including risks related to model accuracy and reliability, unintended actions, data security and privacy, third-party system dependencies, intellectual property, regulatory compliance, and potential liability for outcomes produced or actions taken by such systems. Agentic AI may take actions that are unintended, erroneous, or inconsistent with our policies, risk tolerances, or applicable legal and regulatory requirements. Errors or unintended behaviors may propagate rapidly and at scale before they are detected and corrected, potentially resulting in material financial losses, regulatory violations or reputational harm.

Agentic AI may also significantly enhance the offensive capabilities of malicious actors targeting our systems or infrastructure. Unlike traditional cyberattacks that require sustained human direction, agentic AI can autonomously identify vulnerabilities, adapt attack strategies in real time, and coordinate complex, multi-stage intrusions across various attack surfaces, such as smart contracts, cross-chain protocols and third-party integrations, with minimal human involvement. These AI-driven offensive capabilities may lower the cost and technical expertise required to launch attacks, broaden the pool of potential threat actors, and enable attacks of a speed, scale, and complexity that exceed the capacity of our existing security infrastructure. As a result, traditional perimeter controls and static security rules are no longer the most effective security mechanisms. As agentic AI tools become more widely accessible, we anticipate that the frequency, sophistication, and severity of AI-powered attacks will increase, and there can be no assurance that our defensive measures will keep pace.

Our competitors and other participants in the cryptocurrency industry may also deploy agentic AI in ways that could adversely affect us, including through AI-driven trading strategies that increase market volatility, which could materially and adversely impact the value of our digital assets and our revenues. We may also face increased liability and litigation risk arising from the actions or outputs of agentic AI, and the legal and regulatory frameworks governing autonomous AI-driven actions are unsettled and evolving rapidly. Furthermore, the market for AI talent is highly competitive, and our inability to attract and retain personnel with the specialized expertise necessary to oversee agentic AI or counteract these threats could further impair our ability to manage these risks.

No assurance can be given that we will be able to effectively anticipate, manage, or mitigate the risks associated with agentic AI. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Although our loan to Mustang was not secured at the time that it was made, we negotiated for and obtained the right in the governing documents to seek and obtain collateral in the event that there were a default by Mustang or our negotiations for a combination transaction were to break down. At that time, we believed it was important to obtain this right because (i) Mustang was contemporaneously seeking a senior secured lending facility with whom we had no previous working experience, and (ii) any breakdown in combination negotiations, combined with our anticipated subordination (discussed below) could mean that we would need to extend the terms of this loan beyond nine months. In sum, as a creditor, we believed that we needed to secure our loan on more traditional commercial lending terms in order to better protect our investment.

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

On April 2, 2026, we received from a Senior Lender a notice of foreclosure and public sale of all or a material portion of Mustang’s assets. This notice of foreclosure has been extended multiple times since then. Presently, we understand that the foreclosure has been postponed pending further negotiations between Mustang and its creditors. The timing and outcome of any such foreclosure, restructuring, insolvency or similar proceeding are uncertain and may be protracted, contested and costly. If a foreclosure or other enforcement action continues, or if there is no improvement in Mustang’s financial or business condition, we may lose a substantial portion or all of our investment in Mustang or be required to accept cash or securities with a value that is significantly less than the carrying value of the loan, any of which could result in significant losses and have a material adverse effect on our business, financial condition and results of operations.

We have not received interest payments when due under our loan agreement with Mustang since February 2026, and, based on Mustang’s current financial condition and the foreclosure action described above, we do not expect to receive the overdue or any future interest payments in the foreseeable future. Continued non-payment could adversely affect our revenues, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Kristina Campbell

On July 6, 2026, the Board appointed Ms. Kristina Campbell (“Ms. Campbell”) to serve as a member of the Board and chair of the audit committee. As compensation for her services on the Board, Ms. Campbell will receive an annual director fee of $250,000, to be paid on a quarterly basis. In addition, the Company granted to Ms. Campbell warrants (the “Campbell Warrants”) to purchase 207,565 shares of the Company’s common stock (the “Common Stock”) at various prices per share of Common Stock as follows: (i) 83,026 shares of Common Stock at an exercise price of $5.420 per share of Common Stock; (ii) 41,513 shares of Common Stock at an exercise price of $5.962 per share of Common Stock; (iii) 41,513 shares of Common Stock at an exercise price of $6.504 per share of Common Stock; and (iv) 41,513 shares of Common Stock at an exercise price of $7.046 per share of Common Stock. The Campbell Warrants are exercisable for a period of five years. The Campbell Warrants will vest over a period of 24 months starting six months from the Issue Date (July 6, 2026) in four equal installments (being 25% every six months), subject to Ms. Campbell (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law. The Campbell Warrants are subject to vesting conditions and will not become exercisable unless and until stockholders approve the grant of the Campbell Warrants. The Campbell Warrants were issued in reliance on the exemption(s) from registration set forth in Section 4(a)(2) and/or Regulation D of the Securities Act.

Howard Liszt

On July 6, 2026, as compensation for his ongoing services on the Board, the Board approved the award to Howard Liszt of warrants (the “Liszt Warrants”) to purchase 83,026 shares of Common Stock at various prices per share of Common Stock as follows: (i) 33,211 shares of Common Stock at an exercise price of $5.420 per share of Common Stock; (ii) 16,605 shares of Common Stock at an exercise price of $5.962 per share of Common Stock; (iii) 16,605 shares of Common Stock at an exercise price of $6.504 per share of Common Stock; and (iv) 16,605 shares of Common Stock at an exercise price of $7.046 per share of Common Stock. The Liszt Warrants are exercisable for a period of five years. The Liszt Warrants will vest over a period of 24 months starting six months from the Issue Date (July 6, 2026) in four equal installments (being 25% every six months), subject to Mr. Liszt (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law. The Liszt Warrants are subject to vesting conditions and will not become exercisable unless and until stockholders approve the grant of the Liszt Warrants. The Liszt Warrants were issued in reliance on the exemption(s) from registration set forth in Section 4(a)(2) and/or Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2022).
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.1	Digital Currency Loan Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2026).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2026).
10.3*	Warrant Agreement, dated July 6, 2026, between Sui Group Holdings Limited and Kristina Campbell.
10.4*	Warrant Agreement, dated July 6, 2026, between Sui Group Holdings Limited and Howard Liszt.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934 and in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934 and in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUI GROUP HOLDINGS LIMITED

Date: August 6, 2026	By:	/s/ Douglas Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer
(Principal Executive Officer)

SUI GROUP HOLDINGS LIMITED

Date: August 6, 2026	By:	/s/ Joseph Geraci
JOSEPH A. GERACI, II
Chief Financial Officer
(Principal Financial and Accounting Officer)

