Form 10-Q
period 2026-09-30
SUI Group Holdings Ltd.
filed 2026-11-06
CIK 1425355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 6, 2026, Sui Group Holdings Limited had 76,802,872 shares of common stock, and no other classes of capital stock, outstanding.

SUI GROUP HOLDINGS LIMITED

Index to Form 10-Q

for the Quarter Ended September 30, 2026

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. You should not place undue reliance on any of these forward-looking statements. Forward-looking statements relate to future events or future financial performance of Sui Group Holdings Limited (the “Company,” “SUI Group,” or “we”), and can ordinarily be identified by terminology such as “aims,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “focused on,” “intends,” “may,” “objective,” “plans,” “potential,” “positions,” “seeks,” “should,” “strategy,” “view,” “will,” or “would” or the negative of these terms or other similar words. Some of the forward-looking statements contained in this Report relate to, and are based on the Company’s current assumptions regarding, the following:

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
•
the timing of cash flows.

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Applicable risks and uncertainties include, among others, the Company’s ability to achieve profitable operations; fluctuations in the market price of SUI and other digital asset tokens that will impact the Company’s accounting and financial reporting; government regulation of cryptocurrencies; changes in securities laws or regulations; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of cryptocurrencies; the risk that the Company’s stock price may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; expectations with respect to future performance, growth and anticipated acquisitions; potential litigation involving the Company or the validity or enforceability of the intellectual property of the Company; global economic conditions; geopolitical events and regulatory changes; access to additional financing, and the potential lack of such financing; the Company’s ability to raise funding in the future and the terms of such funding, including dilution caused thereby; risks relating to minority investments in other sectors including financial technology and artificial intelligence; challenges in executing the Company’s treasury diversification strategy; the capabilities and limitations of the SUI blockchain; the risk of nonperformance by borrowers, custodians, service providers and other counterparties (including as a result of security breaches or cyberattacks affecting the Company or its counterparties); the inherent uncertainties associated with the Company’s business strategy; the Company’s ability to remediate the material weakness in its internal control over financial reporting and to maintain effective internal controls; actual or potential conflicts of interest arising from transactions with businesses affiliated with the Company’s officers, directors or significant shareholders; as well as other risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Annual Report”), the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026, the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026 (together, the “Quarterly Reports”), and in other filings made by the Company from time to time with the SEC. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this filing, except as required by law. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUI GROUP HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Current Assets
Cash and cash equivalents	$678	$21,936
Equity investments	616	956
Debt investments	—	3,414
Interest and dividend receivable, net	—	758
Digital asset loan receivable, net	—	1,305
Digital asset receivable, net	—	29
Prepaid expenses	1,852	1,806
Income tax receivable	131	131
Total current assets	3,277	30,335

Digital assets	106,271	147,415
Digital asset loan receivable, net	6,006	2,306
Digital asset receivable, net	23,510	—
Debt investments	—	10,244
Equity investments	6,030	—
Other assets	9	65
Total Assets	$145,103	$190,365

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other liabilities	823	858
Deferred income	10,871	11,859
Total current liabilities	11,694	12,717
Long Term Liabilities
Deferred income	—	7,906
Total long-term liabilities	—	7,906

Total liabilities	$11,694	$20,623

Commitments and Contingencies	—	—
Shareholders' Equity
Common stock, par value $0.001 per share (2,000,000,000 authorized; 76,802,872 issued and outstanding)	77	77
Additional paid-in capital	437,632	431,800
Accumulated deficit	(304,300)	(262,135)
Total shareholders' equity	133,409	169,742
Total liabilities and shareholders' equity	$145,103	$190,365

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
SUI staking revenue	$258	$1,014	$1,108	$1,014
Digital lending interest income	53	—	159	—
Investment income	—	—	—	1,726
Total Revenues	311	1,014	1,267	2,740
Operating (Income) Expenses
Professional fees	966	517	3,060	758
Stock-based compensation	1,891	2,262	5,832	2,262
Asset and strategic management fees	236	438	862	438
Compensation expense	468	338	1,364	721
Insurance	379	304	1,275	328
Unrealized (gain) loss on digital assets and receivable, net	(82,686)	60,764	(66,332)	60,764
Realized loss on digital assets, net	27,964	—	81,729	—
Impairment of digital asset receivable	—	—	1,367	—
Provision for credit losses	1,004	—	2,074	—
Net realized and unrealized gain on investments	—	—	—	(477)
Other general and administrative	240	54	437	101
Total Operating (Income) Expenses	(49,538)	64,677	31,668	64,895
Operating Income (Loss)	$49,849	$(63,663)	$(30,401)	$(62,155)
Other Income (Loss)
Investment income	154	1,621	979	1,621
Net realized and unrealized gain (loss) on investments	(2,405)	525	(13,073)	525
Other income	92	—	330	—
Total Other Income (Loss)	(2,159)	2,146	(11,764)	2,146
Income (Loss) Before Taxes	$47,690	$(61,517)	$(42,165)	$(60,009)

Provision for Income Taxes	—	(17,250)	—	(16,871)
Net Income (Loss)	$47,690	$(44,267)	$(42,165)	$(43,138)

Earnings per Share
Basic	$0.59	$(0.72)	$(0.52)	$(1.75)
Diluted	$0.59	$(0.72)	$(0.52)	$(1.75)

Weighted-average number of common shares outstanding - basic	80,896,554	61,132,687	80,896,554	24,706,108
Weighted-average number of common shares outstanding - diluted	80,896,554	61,132,687	80,896,554	24,706,108

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share and per share data)

Three Months Ended September 30, 2026	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance as of June 30, 2026	76,802,872	$77	$435,741	$(351,990)	$83,828
Stock-based compensation	—	—	1,891	—	1,891
Net income	—	—	—	47,690	47,690
Balance as of September 30, 2026	76,802,872	$77	$437,632	$(304,300)	$133,409

Three Months Ended September 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of June 30, 2025	6,062,773	$6	$16,303	$(1,160)	$499	$4,394	$213	$20,255
Cumulative effect of ASC 946 derecognition	—	—	—	5,107	(499)	(4,394)	(213)	—
Issuance of shares and warrants in private offering, net of issuance costs of $21,192,358	75,881,625	76	428,732	—	—	—	—	428,808
Exercise of stock options and warrants	1,719,509	2	627	—	—	—	—	629
Stock-based compensation	—	—	2,262	—	—	—	—	2,262
Repurchase of common shares	(595,039)	(1)	(2,578)	—	—	—	—	(2,579)
Net loss	—	—	—	(44,267)	—	—	—	(44,267)
Balance as of September 30, 2025	83,068,868	$83	$445,346	$(40,320)	$—	$—	$—	$405,108

Nine Months Ended September 30, 2026	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance as of December 31, 2025	76,802,872	$77	$431,800	$(262,135)	$169,742
Stock-based compensation	—	—	5,832	—	5,832
Net loss	—	—	—	(42,165)	(42,165)
Balance as of September 30, 2026	76,802,872	$77	$437,632	$(304,300)	$133,409

Nine Months Ended September 30, 2025	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Undistributed Net Investment Gain (Loss)	Accumulated Undistributed Net Realized Gain (Loss) on Investment Transactions	Net Unrealized Appreciation (Depreciation) in Value of Investments	Total Shareholders' Equity
Balance as of December 31, 2024	6,385,255	$6	$16,933	$(1,160)	$(152)	$4,394	$(264)	$19,757
Issuance of shares and warrants in private offering, net of issuance costs of $21,192,358	75,881,625	76	428,732	—	$—	$—	$—	428,808
Exercise of stock options and warrants	1,719,509	2	627	—	$—	$—	$—	629
Stock-based compensation	—	—	2,262	—	$—	$—	$—	2,262
Repurchase of common shares	(917,521)	(1)	(3,208)	—	$—	$—	$—	(3,209)
Undistributed net investment gain	—	—	—	—	$651	$—	$—	651
Undistributed net realized gain on investment transactions	—	—	—	—	$—	$—	$—	—
Depreciation in value of investments	—	—	—	—	$—	$—	$477	477
Cumulative effect of ASC 946 derecognition	—	—	—	5,107	$(499)	$(4,394)	$(213)	—
Net loss	—	—	—	(44,267)	$—	$—	$—	(44,267)
Balance as of September 30, 2025	83,068,868	$83	$445,346	$(40,320)	$—	$—	$—	$405,108

See accompanying Notes to Financial Statements

SUI GROUP HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except for share and per share data)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(42,165)	$(43,138)
Adjustments to reconcile net income (loss) to net cash provided (used)
in operating activities:
Deferred income taxes	—	(17,922)
Unrealized (gain) loss on digital assets and receivable	(66,332)	60,764
Realized loss on digital assets	81,729	—
Impairment of digital asset receivable	1,367	—
Net realized and unrealized loss/(gain) on investments	13,073	(1,002)
Provision for credit losses	2,074	—
Staking revenue	(1,108)	(1,014)
Digital lending revenue	(159)	—
Stock-based compensation	5,832	2,262
Changes in operating assets and liabilities:
Prepaid expenses	(46)	(1,822)
Interest and dividend receivable	(537)	(490)
Digital assets receivable	(8)	(14)
Other assets	56	—
Accrued income tax	—	799
Accounts payable and other liabilities	(35)	(204)
Net cash used in operating activities	(6,259)	(1,781)
Cash flows from investing activities:
Purchases of equity securities	(6,030)	—
Purchases of investments	—	(8,247)
Proceeds from sales and repayments of investments	924	2,004
Purchases of digital assets	(5,763)	(243,986)
Sale of digital assets	5,870	—
Purchases of digital asset receivable	(10,000)	—
Net cash used in investing activities	(14,999)	(250,229)
Cash flows from financing activities:
Proceeds from common shares and warrants issued in private offering	—	312,459
Issuance costs of private offering	—	(21,192)
Proceeds from option and warrant exercise	—	629
Payments for repurchase of common stock	—	(3,209)
Net cash provided by financing activities	—	288,687
Net (decrease) increase in cash and cash equivalents	(21,258)	36,677
Cash and cash equivalents, beginning of period	21,936	6,026
Cash and cash equivalents, end of period	$678	$42,703

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash investing and financing activities:
In-kind digital assets contribution for equity and warrants in private offering	—	137,541
In-kind digital assets acquired	—	(137,541)
Transfer of digital assets to digital asset receivable	(11,666)	—
Digital asset loan receivable	(2,870)	—
Digital asset loan receivable return	1,023	—

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

To support the digital asset treasury strategy, the Company completed a $450 million private placement in July 2025 (the “Private Placement”). Following the Private Placement, the Company began implementing its SUI treasury strategy, acquiring over 74 million SUI tokens and generating 2.9 million SUI tokens from staking and other lending activities in addition to the 33 million tokens received as in-kind consideration from the Private Placement.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, the foregoing interim statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2026, and December 31, 2025, as well as its results of operations for the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025, has been derived from the audited financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management and the independent members of the Company’s board of directors (the “Board”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Significant estimates and assumptions include, but are not limited to, the determination of the fair value of investment assets, impairment assessment of equity investments in privately held companies, fair value of embedded derivatives associated with equity investments, digital asset loans, digital asset receivable, impairment assessment of certain digital asset receivable, and the allowance for credit losses on digital assets subject to the current expected credit loss model, which involve the use of observable and unobservable market inputs and management’s judgment. These estimates are based on management’s evaluation of available positive and negative evidence, including historical operating results and expectations of future taxable income. Actual results could differ from those estimates.

Cash and cash equivalents: The Company maintains the cash balances in financial institutions and with regulated financial investment brokers. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents as of September 30, 2026, and December 31, 2025, includes $0.1 million and $2.2 million, respectively, of USD Coin (USDC), a stablecoin that is highly liquid and readily redeemable into the U.S. dollar.

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

Changes in fair value are reflected as unrealized gain or loss on digital assets and realized gains and losses on derecognition are recognized upon disposition using the specific identification method.

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

As a result, the Company applies different subsequent measurement approaches based on the substance of the underlying rights. Digital asset receivable arising from decentralized lending pool arrangements is remeasured at fair value each reporting period, as these receivables represent rights to receive SUI tokens and contain embedded derivatives that require bifurcation. In contrast, digital asset receivable representing rights to receive liquid staking tokens or vault tokens does not contain embedded derivatives and is therefore carried at cost and assessed for impairment, as applicable.

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

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s assessment of realizability requires significant judgment.

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

Stock-based compensation: The Company’s stock-based compensation consists of stock options and warrants issued to certain employees, a non-employee and directors of the Company. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing model or Monte Carlo simulation. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options and warrants on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Warrants: The Company evaluates warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants issued as compensation are accounted for in accordance with ASC 718, Compensation—Stock Compensation. Such warrants are measured at fair value on the grant date and recognized as compensation expense over the requisite service period.

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

NOTE 3 – DIGITAL ASSETS

During the nine months ended September 30, 2026, the Company continued to hold SUI tokens acquired pursuant to the Digital Asset Purchase and Sale Agreement with the Sui Foundation, which remain subject to contractual transfer restrictions through August 30, 2027. The Company is permitted to stake the restricted SUI tokens during the restriction period.

The discount associated with the acquisition of 44 million restricted SUI tokens is recorded as deferred income and is recognized on a straight‑line basis over the period to August 30, 2027 as an adjustment to gains or losses on digital assets. As of September 30, 2026, the Company recorded $10.9 million of deferred income related to the acquisition discount, of which $10.9 million was classified as current and $0 was classified as non‑current compared to $19.8 million as of December 31, 2025, of which $11.9 million was classified as current and $7.9 million was classified as non-current.

For the nine months ended September 30, 2026 and 2025, the Company recognized $8.9 million and $2.0 million, respectively, of amortized deferred income and $3.0 million and $2.0 million for the three months ended September 30, 2026, and 2025, respectively. The 2026 amortization was recorded as a reduction to realized loss on digital assets, while the 2025 amortization was recorded as a reduction to unrealized loss on digital asset investments in the statements of operations.

The following table presents the activities in digital assets for the nine months ended September 30, 2026:

	September 30, 2026
Digital Assets	Number of Tokens	Cost basis	Fair value

Balance as of January 1, 2026	105,086,451	$401,991	$147,415
Return of digital asset loan	961,550	1,023	1,023
Loans advanced	(4,000,000)	(16,870)	(2,870)
Transfer of digital asset receivable	(11,900,024)	(50,187)	(11,666)
Transfer of digital assets	(121,910)	(100)	(122)
Realized loss on transfer	—	—	(52,499)
Purchase under high-frequency trading	8,000,000	5,763	5,763
Sale under high-frequency trading	(8,000,000)	(33,739)	(5,748)
Realized loss on sale under high-frequency trading	—	—	(27,991)
Staking rewards earned	1,110,653	1,086	1,086
Lending rewards earned	159,755	143	143
Staking/lending rewards accrued in prior periods and received	41,583	57	57
Unrealized gains (losses)	—	—	51,680
Balance as of September 30, 2026	91,338,058	$309,167	$106,271

Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

For the three months ended September 30, 2026, and 2025, we incurred $0.2 million and $0.4 million, respectively, in asset and strategic management fees under our strategic and asset management arrangements. For the nine months ended September 30, 2026 and 2025, we incurred $0.9 million and $0.4 million, respectively, in such fees.

NOTE 4 – DIGITAL ASSET LOAN RECEIVABLE

The Company has entered into digital asset loan arrangements pursuant to which it has lent SUI tokens to third parties in exchange for stated fees payable in digital assets.

Under a digital asset loan arrangement entered into in September 2025 with Galaxy Digital LLC (“Galaxy Digital”), the Company lent SUI tokens under an evergreen facility that may be terminated with seven days’ notice at the Company’s election. The Company earns fees based on a stated annual rate, payable in SUI tokens. Repayment may be made either in kind or in cash equal to the fair value of the digital assets loaned. During the nine months ended September 30, 2026, the loan arrangement was fully settled and all outstanding amounts were repaid. The realized loss recognized upon settlement primarily reflected changes in the market value of the underlying SUI tokens during the loan period, rather than any credit-related loss or shortfall in repayment.

In October 2025, the Company entered into a separate digital asset loan agreement with BlueFin Labs Inc. (“BlueFin”), pursuant to which the Company lent 2.0 million SUI tokens in exchange for a fee of 5% of specified revenues generated by certain of BlueFin’s operations relating to its decentralized exchange, payable in SUI tokens. During the nine months ended September 30, 2026, the Company and BlueFin entered into an amended and restated digital asset loan agreement (the “Amended and Restated BlueFin Loan Agreement”) whereby the Company lent an additional 4.0 million SUI tokens to BlueFin (increasing the total number of lent SUI tokens to 6.0 million) and increased its fee to 11% of the revenues generated by the specified operations of BlueFin and certain of its affiliates. The Amended and Restated BlueFin Loan Agreement has an initial term ending September 30, 2028, which may be extended upon written consent of both parties. The loaned digital assets are required to be returned in kind, subject to customary exceptions, at maturity or upon earlier termination.

Neither of the above-mentioned arrangements contains a collateral requirement.

	September 30, 2026	December 31, 2025
Digital asset loan receivable — current	$—	$1,353
Digital asset loan receivable — noncurrent	6,981	2,806
Less: allowance for credit loss	(975)	(548)
Total digital asset loan receivable, net	$6,006	$3,611

Digital asset loan receivable activity for the nine months ended September 30, 2026, is as follows (in thousands, except for token quantities):

	SUI
	Number of Tokens	Cost basis	Fair value
December 31, 2025	2,965,276	$8,082	$3,612
Loans advanced	4,000,000	2,870	2,870
Repayment of principal	(961,550)	(3,394)	(1,023)
Realized loss on principal repayment	—	—	(2,371)
Digital asset loan interest earned	159,755	143	143
Digital asset loan interest received	(163,481)	(149)	(149)
Provision for credit losses	—	—	(427)
Unrealized gain	—	—	3,351
September 30, 2026	6,000,000	$7,552	$6,006

Digital asset loan receivables are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets (Level 1 inputs).

NOTE 5 – DIGITAL ASSET RECEIVABLE

During the nine months ended September 30, 2026, with the assistance of its asset manager, Galaxy Digital, the Company participated in decentralized finance (“DeFi”) protocols built on the SUI blockchain, including liquid staking pools, decentralized lending pools, and vault‑based arrangements governed by on‑chain smart contracts.

The DeFi activity occurred toward the end of the first quarter of 2026 and was unwound by the Company shortly thereafter, at the beginning of the second quarter of 2026 following a change in the Company’s risk assessment of DeFi activities due to DeFi-related security incidents at the time. All amounts deployed in these DeFi arrangements were subsequently collected and added to wallets controlled by Galaxy Digital and held in custody for the Company. The balance remained recorded as a digital asset receivable because the related tokens continued to be held in wallets controlled by Galaxy Digital as of September 30, 2026.

As of September 30, 2026, the digital asset receivable related to rights to receive 10,000,000 SuiUSDe and 11,931,351 SUI tokens from Galaxy Digital and includes no DeFi positions, all of which had been unwound and collected at the beginning of the second quarter of 2026 as described above. Digital asset receivables are subsequently measured at fair value, with fair value determined using quoted prices in active markets for the underlying digital assets, when available. Changes in fair value are recognized in earnings in the period incurred. The reason for these amounts being recognized as digital asset receivables relates to these SuiUSDe and SUI tokens being held in wallets controlled by Galaxy Digital. Because Galaxy Digital controls the wallets holding the underlying assets, the Company does not have direct access to the associated private keys notwithstanding that these assets are legally and operationally segregated under a custodian agreement with Galaxy Digital.

Digital asset receivables are subject to counterparty, liquidity, operational, and protocol-related risks. The Company evaluates these exposures at each reporting date and records allowances for expected credit losses in accordance with the current expected credit loss model.

NOTE 6 – INVESTMENTS

During the nine months ended September 30, 2026, the Company executed the following investments in private entities, as part of the Company’s strategy to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors.

In March 2026, the Company entered into a Simple Agreement for Future Equity ("SAFE") with Nof1 Holdings, Inc. ("Nof1"), an agentic artificial intelligence research and trading technology company, for total cash consideration of $3.0 million. The SAFE provides the Company with the right to convert the investment to equity interests upon the occurrence of specified triggering events, including an equity financing, liquidity event, or dissolution event. The investment contains two embedded derivative features requiring bifurcation, but no value was attributed to them as of September 30, 2026, due to the remoteness of the contingent events.

During the same period, the Company also invested $3.0 million through a contractual alternative investment vehicle to acquire a beneficial interest in the preferred shares of Recursive Superintelligence, a private artificial intelligence research company focused on developing self-improving AI systems. Legal title is held by a nominee entity on bare trust for the Company's benefit. The Company capitalized $30.0 thousand of directly related transaction costs.

The Company does not have the ability to exercise significant influence over either investee, and neither of the two investments has a readily determinable fair value. Accordingly, each investment is carried at cost. As of September 30, 2026, the Company had not recorded any impairment related to these investments.

Investments as of September 30, 2026 and December 31, 2025, are as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Debt security investment measured at fair value
Short-term Non-banking Loans	—	3,414
Commercial Business Loans	—	10,244
Equity investment in publicly traded companies	616	956
Equity investments in privately held companies	6,030	—
Total Investments	$6,646	$14,614

Fair value measurement

The following table presents the fair value measurements of our investments by major class, as of September 30, 2026, according to the fair value hierarchy (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$—	$—
Commercial Business Loans	—	—	—	—
Equity investments in publicly traded companies	616	—	—	616
Total	$616	$—	$—	$616

The following table presents the fair value measurements of our investments by major class, as of December 31, 2025, according to the fair value hierarchy (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Short-term Non-banking Loans	$—	$—	$3,414	$3,414
Commercial Business Loans	—	—	10,244	10,244
Equity investments in publicly traded companies	956	—	—	956
Total	$956	$—	$13,658	$14,614

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the nine months ended September 30, 2026 (in thousands):

	Three months ended September 30,
	2026	2025
Balance as of July 1, 2026 and 2025	$2,196	$17,000
Net change in unrealized depreciation	(2,196)	(66)
Purchases and other adjustments to cost	—	3,750
Sales and redemptions	—	(1,500)
Balance as of September 30, 2026 and 2025	$—	$19,184

The following table lists the fair value of our Level 3 investments held as of September 30, 2026 and the unobservable inputs used to determine their valuation (in thousands). As of September 30, 2026, all Level 3 investments had a fair value of $0.

Security Type	09/30/26 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$—	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	—
Commercial Business Loans	—	discounted cash flow	forecasted cash flows available to creditors in a foreclosure sale	—

$—

The following table presents a reconciliation of the beginning and ending fair value balances for our Level 3 investment assets for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Balance as of January 1, 2026 and 2025	$13,658	$13,006
Net change in unrealized depreciation	(12,758)	278
Purchases and other adjustments to cost	—	7,900
Sales and redemptions	(900)	(2,000)
Balance as of September 30, 2026 and 2025	$—	$19,184

The following table lists our Level 3 investments held as of September 30, 2025, and the unobservable inputs used to determine their valuation (in thousands):

Security Type	09/30/25 FMV	Valuation Technique	Unobservable Inputs	Range
ST Non-banking Loans	$8,915	discounted cash flow	determining private company interest rate based on changes in market rates of instruments with comparable creditworthiness, including assessment related to individual note creditworthiness	15-24%
Commercial Business Loans	10,269

	$19,184

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the reporting period.

NOTE 7 – STOCK-BASED COMPENSATION

During the nine months ended September 30, 2026, the Company issued compensatory warrants to two newly appointed directors and one existing director. These warrants are equity‑classified and measured at fair value on the grant date. The warrants vest over 24 months in different tranches and have four different exercise prices. Because exercise prices significantly exceeded the fair value of the common stock on the grant date, they contain an implicit market condition. The Company used the graded vesting method to attribute expenses associated with the award.

For the three months ended September 30, 2026 and 2025, the Company recognized total stock-based compensation expense related to the outstanding compensatory warrants of $1.9 million and $2.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized a total stock-based compensation expense of $5.8 million and $2.3 million, respectively, related to the outstanding compensatory warrants.

As of September 30, 2026, total unrecognized compensation cost related to nonvested warrants was $5.9 million, which is expected to be recognized over a weighted average remaining vesting period of 0.82 years.

The following table summarizes warrant activity for the nine months ended September 30, 2026 :

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding on December 31, 2025	7,887,456	$5.95
Issued	498,156	6.07
Exercised	—
Expired	—
Outstanding on September 30, 2026	8,385,612	$5.96	3.87
Exercisable on September 30, 2026	5,656,136	$5.96	3.83

NOTE 8 – PER-SHARE INFORMATION

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive Common Shares outstanding during the period. The Company’s potential dilutive Common Shares include stock options and warrants that are in the money or were pre-funded. The Company uses the treasury stock method to compute the dilutive shares related to in-the-money stock options and warrants, to be included in the diluted earnings per share, when the effect is not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is set forth below (in thousands, except for share and per share data):

	For the Three Months Ended September 30,
	2026	2025
Basic earnings per share:
Numerator:
Net income (loss)	$47,690	$(44,267)
Denominator:
Weighted-average number of common shares outstanding - basic	80,896,554	61,132,687
Effect of dilutive share-based awards	—	—
Weighted-average number of common shares outstanding - diluted	80,896,554	61,132,687
Basic earnings (loss) per common share	$0.59	$(0.72)
Diluted earnings (loss) per common share	$0.59	$(0.72)

	For the Nine Months Ended September 30,
	2026	2025
Basic earnings per share:
Numerator:
Net income (loss)	$(42,165)	$(43,138)
Denominator:
Weighted-average number of common shares outstanding - basic	80,896,554	24,706,108
Effect of dilutive share-based awards	—	—
Weighted-average number of common shares outstanding - diluted	80,896,554	24,706,108
Basic earnings (loss) per common share	$(0.52)	$(1.75)
Diluted earnings (loss) per common share	$(0.52)	$(1.75)

For the three and nine months ended September 30, 2026, the following instruments were excluded from the computation of the dilutive earnings per share.

Options*	537,500
Warrants*	11,502,550

*Options and warrants were out of the money for the three and nine months ended September 30, 2026.

NOTE 9 – RELATED-PARTY TRANSACTIONS

Karatage Opportunities (“Karatage”) is a privately held entity co‑founded by the Company’s Chairman of the Board and the Company’s former Chief Investment Officer. Accordingly, Karatage is considered a related party under ASC 850, Related Party Disclosures.

Under the arrangement with Karatage, to serve as a strategic advisor to support the Company’s business initiatives and long‑term strategic planning, the Company incurred advisory fees of $0.1 million and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0 for the nine months ended September 30, 2026 and 2025, respectively, which is included as part of asset and strategic management fees in the condensed statements of operations. As of September 30, 2026 and December 31, 2025, $4.5 thousand and $0, respectively, was outstanding and is included in accounts payable and accrued liabilities on the condensed balance sheet. Further, the Company recorded stock based compensation expense on the warrants previously issued to Karatage for strategic advisory services amounting to $1.4 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $4.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, which is included as part of stock-based compensation in the condensed statements of operations.

NOTE 10 – INCOME TAXES

The Company’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was 0% and 28% respectively. For the three months ended September 30, 2026 and 2025, the Company’s effective income tax rate was 0% and 28% respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21% is primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of September 30, 2026.

NOTE 11 – SEGMENT

The Company has one reportable operating segment, which is a digital asset platform focused on maximizing the value of SUIG through scalable, transparent, and long-term value creation. The Company seeks to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis, and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors. The legacy financing solutions business is not considered a separate reportable segment, as the Company’s segment reporting has been designed to reflect the Company’s current strategic and operational decision-making.

During the quarter ended September 30, 2026, the Company’s chief operating decision maker (“CODM”) was the Company’s Chairman, who managed the Company’s operations as one operating segment for the purpose of evaluating financial performance and allocating resources. On July 8, 2026, Stephen Mackintosh resigned as the Company’s Chief Investment Officer. The resignation did not result from any disagreement with the Company regarding its operations, policies or practices. Stephen Mackintosh was a CODM up to the date of his resignation.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM uses revenue, unrealized gain/loss on SUI and operating income to assess performance and allocate resources. The significant segment expense categories regularly provided to the CODM are the same as those included on the condensed statements of operations. The measure of segment assets is total assets as reported on the balance sheets.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which these condensed financial statements were issued. Except as described below, no events requiring recognition or disclosure in the condensed financial statements were identified

On October 12, 2026, the Company entered into a Shared Representation Engagement Letter with Karatage, a related party. Under the terms of the arrangement, the Company engaged legal counsel through the shared representation arrangement and agreed to reimburse Karatage $0.2 million annually for the counsel's salary costs. Management evaluated this arrangement through the date the financial statements were issued and determined that no amounts had been incurred as of the reporting date. The Company will recognize expenses associated with this arrangement in future periods as services are received. No amounts were incurred under this arrangement as of September 30, 2026.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of the Company’s financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect its future results. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. The Company’s MD&A is presented in seven sections:

•
Overview
•
SUI Treasury Management Activity
•
Investment Activity
•
Results of Operations
•
Liquidity and Capital Resources
•
Critical Accounting Estimates
•
Off-Balance Sheet Arrangements

OVERVIEW

Sui Group Holdings Limited (“the Company”) was originally incorporated as Mill City Ventures III, Ltd. in the State of Minnesota on January 10, 2006. From 2020 until 2025, we operated as a publicly traded specialty finance company focused on short-term, non-bank lending solutions, generating revenue primarily from interest income, transaction fees, and capital appreciation from related investments.

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

On August 26, 2025, the Company changed its name to Sui Group Holdings Limited, following an amendment to its Articles of Incorporation filed with the Office of the Minnesota Secretary of State. In conjunction with the name change and the rebranding, we changed our ticker symbol from “MCVT” to “SUIG”, aligning our public identity with our core blockchain initiatives.

The Company’s strategy is to maximize the value of SUIG through scalable, transparent, and long-term value creation. The Company seeks to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis, and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors. To execute this strategy, the Company acquires SUI tokens through a combination of open‑market purchases, negotiated transactions, and other institutional‑grade sourcing arrangements, including an agreement with the Sui Foundation. In addition to holding SUI, the Company seeks to enhance the productivity of its SUI holdings through protocol‑level activities, including staking. During the three months ended March 31, 2026, the Company also engaged in selective decentralized finance (“DeFi”) activities, including liquid staking, protocol-level deployments, and stablecoin-related arrangements conducted through third‑party platforms operating on the SUI blockchain. In early April 2026, the Company unwound all of its DeFi activities and recovered all amounts involved therein in response to security incidents affecting certain DeFi ecosystems. The Company has since adopted a strategy to deploy a portion of its digital asset holdings through trading-based activities, including high-frequency trading strategies.

As of September 30, 2026, the Company held approximately 91.3 million SUI tokens in our treasury (excluding SUI loaned to third parties), which on that date represented $106.3 million in digital assets. Including SUI tokens held through digital asset loan arrangements and digital asset receivable, the Company held approximately 109.3 million SUI tokens in our treasury, which equates to approximately 1.35 SUI per share of Common Stock and pre-funded warrants outstanding. The Company actively manages its digital asset holdings to balance liquidity requirements, risk exposure, and return objectives, including the use of third‑party asset managers to deploy portions of its holdings into approved blockchain‑native strategies.

The Company’s principal sources of income currently include staking rewards from our SUI holdings, yield earned from deployed digital assets, realized and unrealized gains or losses on digital assets, and rewards associated with participating in blockchain protocols, and, to a lesser extent, income or valuation changes from other investments. The Company continues to hold the legacy lending assets, some of which generated interest and fee income during the three and nine months ended September 30, 2026; however, they represent a significantly reduced share of the Company’s overall asset base and results of operations compared to prior periods.

Our operating expenses reflect the Company’s transition to a digital asset treasury model and include fees to professionals and advisors, payroll, custody and infrastructure costs related to blockchain asset management, insurance and other general administrative expenses. The Company seeks to achieve enhanced operational leverage as it scales its digital asset treasury operation.

This MD&A should be read in conjunction with (i) the accompanying unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Report, (ii) the audited financial statements and related notes for the year ended December 31, 2025, included in our Annual Report and (iii) other publicly available information. All amounts herein are unaudited. In addition, the following discussion of our results of operations and financial condition should be read in the context of this overview.

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

During the current quarter, substantially all of our SUI holdings were deployed in staking, staking-related or lending arrangements. Approximately 82% of SUI holdings are staked, generating an estimated annualized yield of 1.5%. For the nine months ended September 30, 2026, we earned $1.1 million in staking rewards, representing 1,131,070 SUI tokens, compared to $1.0 million in staking rewards, representing 287,599 SUI tokens earned during the nine months ended September 30, 2025. We believe this staking strategy enhances the productivity of our treasury while maintaining exposure to potential SUI price appreciation.

We have also participated in ecosystem initiatives related to the deployment and promotion of SUI‑native stablecoins (“SuiUSDe”) in partnership with third‑party platforms and Sui Foundation‑supported programs. These initiatives are intended to support on‑chain liquidity, transactional use cases, and broader adoption of the SUI network. To date, these activities are primarily strategic in nature and are designed to support ecosystem growth rather than serve as a primary source of near‑term revenue. As of September 30, 2026, the Company held approximately $10.0 million of SuiUSDe in connection with these initiatives.

The Company also participates in strategic ecosystem initiatives designed to promote adoption and utility of the SUI network. As part of these efforts, the Company has entered into a digital asset lending arrangement with BlueFin Labs Inc., under which the Company has lent 6.0 million SUI tokens and is entitled to a percentage of revenues generated by certain BlueFin operations.

Our SUI treasury strategy is supported by our official relationship with the Sui Foundation, an independent organization dedicated to the development and adoption of the SUI ecosystem. We believe this relationship, together with our active participation in staking, lending, and other protocol‑level activities, positions us to benefit from continued expansion of the SUI network while providing shareholders with exposure to SUI through a publicly traded corporate structure. On July 28, 2026, we extended our Trademark License Agreement with the Sui Foundation for an additional one-year term.

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

During the nine months ended September 30, 2026, we made $6.0 million of strategic investment in artificial intelligence companies, consisting of a $3.0 million investment in Nof1 Holdings, Inc. through a SAFE and a $3.0 million investment in Recursive Superintelligence through an investment structure providing the Company with an indirect beneficial interest in preferred equity interests. Nof1 is an agentic artificial intelligence research and trading technology company focused on developing AI-driven solutions for financial markets, while Recursive Superintelligence is an artificial intelligence research company focused on developing self-improving AI systems. We believe these investments complement our broader strategy of obtaining exposure to emerging technologies, including digital assets, financial technology and artificial intelligence opportunities. These strategic investments are distinct from the Company's traditional specialty finance and loan investment activities. The Company recorded an unrealized loss of $13.1 million reflecting certain borrowers' financial difficulty and uncertainty regarding the collection of principal and interest. In addition, the Company recorded allowance for credit losses against the accrued interest on these loan arrangement totaling $1.3 million. We also received $0.9 million of redemptions and repayments from legacy investments during the nine months ended September 30, 2026. As of September 30, 2026, investments of our traditional specialty finance and loan had a cost of $13.5 million and were carried at a fair value of $0.6 million.

During the nine months ended September 30, 2025, we made $8.2 million of investment purchases and had $2.0 million of redemptions and repayments. As of September 30, 2025, investments had a cost of $20.0 million and were carried at a fair value of $20.7 million.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

three months ended September 30, 2026 Compared to three months ended September 30, 2025

	For the Three Months Ended September 30,
	2026	2025	Increase (Decrease)	Percentage Change
Revenues
SUI staking revenue	$258	$1,014	$(756)	(75)%
Digital lending interest income	53	—	53	n/a
Total Revenues	311	1,014	(703)	(69)%
Operating (Income) Expenses:
Professional fees	966	517	449	87%
Stock-based compensation	1,891	2,262	(371)	(16)%
Asset and strategic management fees	236	438	(202)	(46)%
Compensation expense	468	338	130	38%
Insurance	379	304	75	25%
Unrealized (gain) loss on digital assets and receivable, net	(82,686)	60,764	(143,450)	(236)%
Realized loss on digital assets, net	27,964	—	27,964	n/a
Provision for credit losses	1,004	—	1,004	n/a
Other general and administrative	240	54	186	344%
Total Operating (Income) Expenses	(49,538)	64,677	(114,215)	(177)%
Operating Income (Loss)	$49,849	$(63,663)	$113,512	(178)%
Other Income (Loss)
Investment income	154	1,621	(1,467)	(90)%
Net realized and unrealized gain (loss) on investments	(2,405)	525	(2,930)	(558)%
Other income	92	—	92	n/a
Total Other Income (Loss)	(2,159)	2,146	(4,305)	(201)%
Income (Loss) Before Taxes	$47,690	$(61,517)	$109,207	(178)%

SUI staking revenue

For the three months ended September 30, 2026, we generated $0.3 million in staking rewards from our SUI token holdings, compared to $1.0 million for the three months ended September 30, 2025. The decrease was driven by the lower market price of SUI at the time rewards were earned, despite an increase in the number of SUI tokens earned. The average value of SUI at the time rewards were earned was approximately $0.77 per token in the current period, compared to approximately $3.53 per token in the prior period. We earned 334,768 SUI tokens during the current period, compared to 287,599 SUI tokens during the prior-year period when staking commenced in August 2025. As of September 30, 2026, 89,481,987 SUI tokens, representing approximately 82% of our total SUI holdings, were staked with an estimated annualized return of 1.5%. Rewards were accrued daily in accordance with our treasury management strategy.

Digital lending interest income

During the three months ended September 30, 2026, our digital lending interest income was $53.0 thousand, compared to none for the three months ended September 30, 2025. The increase was attributable to interest income earned on digital assets lent to the borrowers and yield earned on deployed digital assets recorded as digital asset receivable. The Company did not have such digital asset lending arrangements in place during the prior-year period. Additional information regarding these arrangements is included in Note 4 — Digital Asset Loan Receivable to the accompanying unaudited condensed financial statements.

Professional fees

During the three months ended September 30, 2026, and 2025, we had professional fees expense amounting to $1.0 million and $0.5 million, respectively. The increase was driven primarily by higher professional costs associated with the Company’s strategic transition and expanded public-company activities, including professional fees related to accounting and audit‑related services, marketing and public relations in connection with the Company’s rebranding and investor communications, and legal fees related to SEC reporting and regulatory compliance.

Stock-based compensation

During the three months ended September 30, 2026, and 2025, we had stock-based compensation amounting to $1.9 million and $2.3 million, respectively. The decrease was attributable to an expense in the prior period for the Advisor Warrants, which were fully vested at issuance and expensed in full in the third quarter of 2025, partially offset by a full quarter of amortization of the vesting warrants in the current period.

Asset and strategic management fees

During the three months ended September 30, 2026, we incurred $0.2 million in asset and strategic management fees under our strategic and asset management arrangements, compared to $0.4 million during the three months ended September 30, 2025. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals. The decrease reflects lower average AUM, driven primarily by the decline in the market price of SUI and lower cash balances.

Compensation expense

During the three months ended September 30, 2026, and 2025, we had compensation expense amounting to $0.5 million and $0.3 million, respectively. The increase was primarily due to higher director fees in the current quarter, compared to the prior period, following the expansion of our Board in connection with the Company's strategic transition, including the appointment of an additional independent director in each of January 2026 and July 2026.

Insurance expense

During the three months ended September 30, 2026, and 2025, we had insurance expense amounting to $0.4 million and $0.3 million, respectively. The increase reflects a full quarter of expense for the additional directors' and officers' insurance coverage the Company obtained in connection with its change in strategy, compared to a partial period in the prior period.

Unrealized gain (loss) on digital assets and receivable, net

During the three months ended September 30, 2026, we recognized a net unrealized gain of $82.7 million compared to a net unrealized loss of $60.8 million during the three months ended September 30, 2025. The current period net gain consisted of $79.7 million gross unrealized gain on our digital asset and receivable holdings and $3.0 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The prior-year period net loss consisted of $62.7 million gross unrealized loss, partially offset by $2.0 million of amortized deferred income. The change from the net unrealized loss in the prior-year period to a net realized gain in the current period was primarily attributable to change in the fair value of our SUI token holdings, including the effect of changes in the quantity and carrying value of SUI tokens held during the respective periods as a result of trading activity. The remaining deferred income balance of $10.9 million will amortize on a straight-line basis over the period to August 30, 2027.

Realized loss on digital assets, net

During the three months ended September 30, 2026, we recognized a net realized loss of $28.0 million compared to $0 during the three months ended September 30, 2025. The net realized loss in the current period reflects the loss of $28.0 million from high-frequency trading. No comparable realized gain or loss on digital assets was recognized for the three months ended September 30, 2025, as the Company had not commenced such trading activity. This realized loss is non-cash.

Provision for credit losses

During the three months ended September 30, 2026, the Company recognized a provision for credit losses of $1.0 million compared to $0 for the three months ended September 30, 2025. The provision was primarily attributable to the expected credit loss allowance amounting to $0.5 million recorded on the Company's digital asset loan receivables, reflecting changes in the underlying loan receivable balances subject to the allowance and $0.5 million of expected credit loss allowance on interest receivable associated with a legacy loan investment whose fair value was written down to zero, reflecting uncertainty regarding collectibility of the related interest receivable on this legacy loan investment. No comparable provision was recognized during the three months ended September 30, 2025, as no credit loss allowance was recognized on the Company's investment income receivable during the prior-year period.

Other general and administrative

During the three months ended September 30, 2026, and 2025, we had other general and administrative expenses amounting to $0.2 million and $54.0 thousand, respectively. The increase was due to additional custody fees, transfer agent and EDGARization fees incurred due to increased digital asset activity and public filing activities.

Investment income

For the three months ended September 30, 2026, our total investment income was $0.2 million, compared to $1.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower investment income generated from the Company's legacy investment activities during the current period.

Net realized and unrealized gain/loss on investment

During the three months ended September 30, 2026, our net realized and unrealized loss on investment was $2.4 million, compared to net realized and unrealized gain of $0.5 million for the three months ended September 30, 2025. The change primarily reflecting downward fair value adjustments on a certain legacy investment. The downward fair value adjustment was due to increased credit risk, uncertainty arising from borrower delinquencies, and refinancing delays which outweighed mitigating factors such as contractual guaranties and prior repayment history as of September 30, 2026.

nine months ended September 30, 2026 Compared to nine months ended September 30, 2025

	For the Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	Percentage Change
Revenues
SUI staking revenue	$1,108	$1,014	$94	9%
Digital lending interest income	159	—	159	n/a
Investment income	—	1,726	(1,726)	(100)%
Total Revenues	1,267	2,740	(1,473)	(54)%
Operating (Income) Expenses:
Professional fees	3,060	758	2,302	304%
Stock-based compensation	5,832	2,262	3,570	158%
Asset and strategic management fees	862	438	424	97%
Compensation expense	1,364	721	643	89%
Insurance	1,275	328	947	289%
Unrealized (gain) loss on digital assets and receivable, net	(66,332)	60,764	(127,096)	(209)%
Realized loss on digital assets, net	81,729	—	81,729	n/a
Impairment of digital asset receivable	1,367	—	1,367	n/a
Provision for credit losses	2,074	—	2,074	n/a
Net realized and unrealized gain on investments	—	(477)	477	(100)%
Other general and administrative	437	101	336	333%
Total Operating Expenses	31,668	64,895	(33,227)	(51)%
Operating Loss	$(30,401)	$(62,155)	$31,754	(51)%
Other Income (Loss)
Investment income	979	1,621	(642)	(40)%
Net realized and unrealized gain (loss) on investments	(13,073)	525	(13,598)	(2,590)%
Other income	330	—	330	n/a
Total Other Income (Loss)	(11,764)	2,146	(13,910)	(648)%
Income (Loss) Before Taxes	$(42,165)	$(60,009)	$17,844	(30)%

SUI staking revenue

For the nine months ended September 30, 2026, we generated $1.1 million in staking rewards from our SUI token holdings, compared to $1.0 million for the nine months ended September 30, 2025. The increase reflects a full nine months of staking activity in the current period, compared to the prior-year period, when staking commenced in August 2025. We earned 1,131,070 SUI tokens during the current period, compared to 287,599 SUI tokens earned in the prior year period. The impact of the higher number of SUI tokens earned was substantially offset by the lower average value of SUI at the time rewards were earned. During the current period, we had an average of 93,531,160 SUI tokens staked, representing approximately 82% of our total SUI holdings with an estimated annualized staking yield of 1.6%. Staking rewards were accrued daily in accordance with our treasury management strategy.

Digital lending interest income

During the nine months ended September 30, 2026, our digital lending interest income was $0.2 million, compared to $0 for the nine months ended September 30, 2025. The increase was attributable to interest income earned on digital assets lent to the borrowers and yield earned on deployed digital assets recorded as digital asset receivable. The Company did not have such digital asset lending arrangements in place during the prior-year period. Additional information regarding these arrangements is included in Note 4 — Digital Asset Loan Receivable to the accompanying unaudited condensed financial statements.

Investment income

For the nine months ended September 30, 2026, our total investment income was $0, compared to $1.7 million for the nine months ended September 30, 2025. The variance is attributable to the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 with effect from August 2025. Accordingly, investment income is classified within other income August 2025 onwards amounting to $1.6 million for the nine months ended September 30, 2025, and $1.0 million for the nine months ended September 30, 2026. The decrease in overall investment income is on account of decrease in the Company's legacy investment activity.

Professional fees

During the nine months ended September 30, 2026, and 2025, we had professional fees expense amounting to $3.1 million and $0.8 million, respectively. The increase was driven primarily by higher professional costs associated with the Company’s strategic transition and expanded public-company activities, including professional fees related to recruiting, accounting and audit‑related services, marketing and public relations in connection with the Company’s rebranding and investor communications, and legal fees related to SEC reporting and regulatory compliance.

Stock-based compensation

During the nine months ended September 30, 2026, and 2025, we had stock-based compensation amounting to $5.8 million and $2.3 million, respectively. The increase in the current period reflects nine months of non-cash expense in 2026 on the compensatory warrants issued in connection with the July 2025 Private Placement and the issuance of warrants to one existing director and two newly appointed directors in the first and third quarters of 2026, respectively, compared to approximately two months of expense in the prior period, which included the fully vested Advisor Warrants.

Asset and strategic management fees

During the nine months ended September 30, 2026, we incurred $0.9 million in asset and strategic management fees under our strategic and asset management arrangements, compared to $0.4 million during the nine months ended September 30, 2025. These fees were calculated based on a tiered schedule applied to our average daily AUM, which includes SUI, cash, and cash equivalents, but excludes assets from our short-term lending business. Fees are calculated monthly in arrears and pro-rated for partial periods due to asset contributions or withdrawals. The increase reflects nine months of fees in the current period compared to approximately two months in the prior period following the July 2025 effective date of these arrangements, partially offset by lower average AUM due to the decline in the market price of SUI.

Compensation expense

During the nine months ended September 30, 2026, and 2025, we had compensation expense amounting to $1.4 million and $0.7 million, respectively. The increase was primarily due to higher director fees compared to the prior period, following the expansion of our Board in connection with the Company's strategic transition, and higher salary expense compared to the prior period, reflecting increased compensation for certain personnel beginning in the third quarter of 2025.

Insurance expense

During the nine months ended September 30, 2026, and 2025, we had insurance expense amounting to $1.3 million and $0.3 million, respectively. The increase was due to additional directors’ and officers’ insurance policies that the Company deemed necessary due to our change in strategy, which were in place for the full nine-month period in 2026.

Unrealized (gain) loss on digital assets and receivable, net

During the nine months ended September 30, 2026, we recognized a net unrealized gain of $66.3 million compared to a net unrealized loss of $60.8 million during the nine months ended September 30, 2025. The current period net amount consisted of $57.4 million gross unrealized gain on our digital asset and receivable holdings and $8.9 million of amortized deferred income related to the discount received on the purchase of SUI tokens as discussed in “Note 3 — Digital Assets” of our financial statements. The prior period net loss consisted of $62.7 million gross unrealized loss, partially offset by $2.0 million of amortized deferred income. The change from a net unrealized loss in the prior-year period to a net unrealized gain in the current period was primarily attributable to changes in the fair value of our SUI token holdings, together with changes in the quantity and carrying value of SUI tokens subject to remeasurement during the respective period. We held approximately 91.3 million SUI tokens at September 30, 2026, compared to with approximately 105.0 million at December 31, 2025. As of September 30, 2026, the remaining deferred income balance was $10.9 million and will be amortized on a straight-line basis over the period to August 30, 2027.

Realized loss on digital assets, net

During the nine months ended September 30, 2026, we recognized a net realized loss of $81.7 million compared to $0 during the nine months ended September 30, 2025. The net realized loss primarily consisted of $38.5 million associated with the transfer of 11,900,024 SUI tokens to Galaxy Digital for deployment in blockchain protocol participation, stablecoin-related strategies, and selective DeFi activities; $28.0 million associated with high-frequency trading activity; $14.0 million associated with 4,000,000 SUI loaned to BlueFin; and $2.4 million recognized upon the return of the principal balance of 961,550 SUI tokens receivable from Galaxy Digital. These losses were partially offset by a $1.1 million realized gain upon the unwind of certain DeFi arrangements. The realized gains and losses were primarily resulted from changes in the market price of SUI between the applicable carrying value of the tokens and their value at the time of the respective transactions and did not reflect any loss of principal or shortfall in the recovery of the underlying SUI tokens nor any cash outflows since the initial acquisition of the SUI tokens. The realized gain associated with the unwind of certain DeFi arrangements primarily resulted from the recovery of digital assets for which impairment losses had been recognized in a prior period. No realized gains or losses on digital assets were recognized during the nine months ended September 30, 2025, as the Company had not yet commenced its SUI treasury strategy.

Net realized and unrealized gain/loss on investment

During the nine months ended September 30, 2026, our net realized and unrealized gain on investment was $0, compared to $0.5 million for the nine months ended September 30, 2025. The decrease primarily reflects the Company’s change in accounting presentation following its cessation of investment company accounting under ASC 946 during the quarter ended September 30, 2025. As a result, realized and unrealized gains and losses are no longer presented within this line item and are instead reflected within other income (expense).

During the nine months ended September 30, 2026, net realized and unrealized loss on investment of $13.1 million was recognized within other income, primarily reflecting downward fair value adjustments on certain legacy investment and loan-related positions. The downward fair value adjustments were due to increased credit risk, uncertainty arising from borrower delinquencies, and refinancing delays which outweighed mitigating factors such as contractual guaranties and prior repayment history as of September 30, 2026.

Impairment of digital asset receivable

During the nine months ended September 30, 2026, the Company recognized impairment charges of $1.4 million on its digital asset receivable. The impairment primarily reflected declines in the market price of SUI below the cost basis of certain receivable positions associated with previously deployed DeFi arrangements. The impairment did not result from a shortfall in the recovery of the underlying digital assets or a loss of principal, but rather from decreases in the fair value of the underlying SUI tokens. No such impairment was recognized during the nine months ended September 30, 2025.

Provision for credit losses

During the nine months ended September 30, 2026, the Company recognized a provision for credit losses of $2.1 million compared to $0 for the nine months ended September 30, 2025. The increase was primarily attributable to the establishment of credit loss estimates associated with the Company's digital asset loan receivable positions, deterioration of certain investments and allowance on interest receivable related to investments for which collectibility was deemed uncertain. No comparable provision was recognized during the nine months ended September 30, 2025, as no credit loss allowance was recognized on the Company's investment income receivable during the prior-year period.

Other general and administrative

During the nine months ended September 30, 2026, and 2025, we had other general and administrative expenses amounting to $0.4 million and $0.1 million, respectively. The increase was due to additional custody fees, transfer agent and EDGARization fees incurred due to increased digital asset activity.

Cash Flows for the nine months ended September 30, 2026 and 2025

Cash flows used in or provided by operating activities are affected primarily by net income or loss, adjusted for non-cash items including net realized and unrealized loss on digital assets and investment, stock-based compensation, and changes in working capital.

For the nine months ended September 30, 2026, net cash used in operating activities was $6.3 million, compared to $1.8 million for the nine months ended September 30, 2025. The increase in net cash used in operating activities period over period was driven primarily by higher operating expenses in the current period, including professional fees, insurance and compensation expense.

Although the Company generated a net loss of $42.2 million during the nine months ended September 30, 2026, a significant portion of the loss related to non‑cash items, including $15.4 million of net realized and unrealized losses on digital assets and digital asset receivable, $5.8 million of stock-based compensation expense, $1.4 million of impairment of digital asset receivable, $2.1 million of provision for credit losses and a $13.1 million net realized loss on investments, which reduced net income but did not result in corresponding cash outflows during the period. By comparison, during the nine months ended September 30, 2025, the Company generated net loss of $43.1 million, including $60.8 million of net realized and unrealized losses on digital assets, partially offset by a $17.9 million deferred income tax benefit.

Cash flows used in investing activities are affected primarily by purchases and dispositions of digital assets and investments. For the nine months ended September 30, 2026, net cash used in investing activities was $15.0 million, compared to $250.2 million during the nine months ended September 30, 2025. Cash used in investing activities during nine months ended September 30, 2026 was primarily attributable to purchases of SuiUSDe amounting to $10.0 million under the Company’s SUI treasury strategy, a $3.0 million SAFE investment in Nof1 Holdings, Inc., an artificial intelligence research and trading technology company, and a $3.0 million investment in Recursive Superintelligence, an artificial intelligence research company focused on developing self-improving AI systems, through an investment vehicle providing the Company with an indirect beneficial interest in the underlying equity interests. These investments were made as part of the Company's broader strategy to enhance balance sheet productivity by lending to its ecosystem and strategic partners on a risk adjusted basis, and allocating capital to high-conviction growth themes across the digital asset, financial technology and artificial intelligence sectors. This was offset by cash provided from sale and repayments of investments amounting to $0.9 million and net cash provided as a result of digital assets purchase and sale activity under high frequency trading amounting to $0.1 million. Cash used in investing activities during the nine months ended September 30, 2025, was significantly higher primarily due to substantial investments made in connection with the Company's transition to a digital asset treasury strategy, including large-scale acquisitions of digital assets amounting to $244.0 million.

For the nine months ended September 30, 2026, net cash provided by financing activities was $0, compared to $288.7 million during the nine months ended September 30, 2025. Cash provided by financing activities during the nine months ended September 30, 2025, related primarily to proceeds from issuance of common shares and warrants in private offering amounting to $291.3 million (net of issuance costs amounting to $21.2 million). This was offset by the repurchase of shares of the Company’s common stock pursuant to the Company’s stock repurchase program amounting to $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we had cash and cash equivalents of $0.7 million, a decrease of $21.3 million from $21.9 million as of December 31, 2025. The decrease was driven primarily by cash outflows related to purchases of SuiUSDe and other investing activities during the period.

The primary uses of the Company’s existing liquidity and any funds raised in the future are expected to support the Company’s value-creation strategies and for other general corporate purposes, including funding operating expenses or to service debt to the extent we borrow or issue senior securities. In addition to cash and cash equivalents, the Company’s investments may include highly liquid stablecoins, including SuiUSDe, as well as temporary investments consisting of cash equivalents (including USDC), U.S. government securities, and high‑quality debt securities with maturities of one year or less from the time of investment.

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

Management believes our existing liquidity sources, together with cash equivalents such as stablecoins and the cash generated from operations such as the sale of accrued tokens, will be sufficient to meet our liquidity needs in the short and long term. However, we recognize that a significant portion of our assets consist of SUI tokens, which are less liquid than cash and cash equivalents. As of September 30, 2026, approximately 82% of our SUI holdings are staked and subject to a one-day unbonding period, which may limit our ability to rapidly access liquidity from these assets. Additionally, the Company has approximately 6% of its SUI holdings in digital asset loans, which mature within the next two years. During the loan period, the Company would not be able to rapidly access liquidity from these assets and approximately 11% held in Galaxy Digital controlled wallets. We view our SUI holdings as strategic assets, however we may periodically sell SUI or utilize other liquid digital asset holdings, including stablecoins, for general corporate purposes, including to generate cash for treasury management, acquisitions, or strategies that generate tax benefits in accordance with applicable law.

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

Summary cash flow data is as follows (in thousands):

	For the Nine Months Ended September 30,
Cash flows provided (used) by:	2026	2025
Operating activities	$(6,259)	$(1,781)
Investing activities	(14,999)	(250,229)
Financing activities	—	288,687
Net (decrease) increase in cash	(21,258)	36,677
Cash, beginning of period	21,936	6,026
Cash, end of period	$678	$42,703

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

OFF-BALANCE-SHEET ARRANGEMENTS

During the nine months ended September 30, 2026, we did not engage in any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K.

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

As of September 30, 2026, management, together with our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. In conducting this evaluation, management considered certain financial reporting matters identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the matters under review by a sub-committee of the Audit Committee of our Board of Directors described below under "Audit Committee Review." Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in our internal control over financial reporting identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

During the quarter ended September 30, 2026, the Company continued its remediation plan to address the previously identified material weakness relating to financial reporting matters identified and disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025. As part of these efforts, the Company has engaged outside consultants with expertise in accounting, financial reporting, and internal controls to assist management in evaluating and enhancing our accounting processes and controls. In addition, these consultants are supporting management in implementing our new strategic initiatives designed to strengthen financial oversight and operational accountability.

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

The review described below under "Audit Committee Review" has not been completed. If, upon completion, the review identifies additional deficiencies in our disclosure controls and procedures or in our internal control over financial reporting, management will assess its conclusions and implement any appropriate remedial measures.

Audit Committee Review

In October 2026, our Legal Counsel identified, and reported to the Board of Directors, a consulting agreement entered into in July 2025 in which certain of our executive officers may have a personal interest. A sub-committee of the Audit Committee of the Board of Directors, which is composed solely of independent directors, has engaged independent outside counsel and has begun a review of the consulting agreement and related matters, including a review as to whether the agreement should have been disclosed as a related person transaction in our proxy statement for our 2026 annual meeting of stockholders and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the operation of our related controls and procedures and compliance with applicable laws.

Based on the information available to date, management does not believe that the matters under review affect the Company's previously issued financial statements or the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. The review is ongoing, and we cannot predict its duration or outcome. If the review determines that additional or revised disclosure is required, we expect to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Schraber Receivership.

On January 16, 2026, Westwind Capital, LLC and Apricity Capital, LLC sued Brett Schraber and several entities affiliated with him in Hennepin County District Court, Minnesota (File No. 27-CV-26-742). The plaintiffs allege that Mr. Schraber raised more than $100 million to fund advances to injured workers against future workers' compensation settlements, and that those settlements and workers did not exist. On or about January 21, 2026, the court appointed Lighthouse Management Group, Inc. as receiver over Mr. Schraber and the entities he owned and controlled.

From approximately April 2020 through approximately March 2023, the Company (operating as Mill City Ventures III, Ltd.) made a series of short-term loans in the approximate amount aggregating to $23.5 million in principal amount to Benton Financial, LLC, an entity affiliated with Mr. Schraber. Mr. Schraber and certain of his affiliated entities personally or corporately guaranteed these loans. On September 4, 2026, the receiver sent the Company an informal request for documents and a history of transfers between the Company and Mr. Schraber or his affiliated entities. The Company is cooperating with the receiver's request.

The Company is not a party to the litigation, and no claim has been asserted against it. Under Minnesota law, a receiver may try to recover payments made by the receivership entities to third parties, including through voidable-transfer claims. At this time, the Company cannot predict whether any claim will be asserted against it, what the outcome would be, or estimate any possible loss or range of loss.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarters ending March 31, 2026 and June 30, 2026.

A review by a sub-committee of our audit committee, which is ongoing, of a consulting agreement involving certain of our executive officers, and related disclosure matters, could result in amended filings, management changes, expenses and other adverse consequences, including regulatory inquiries or proceedings or litigation.

As described in Part I, Item 4, "Controls and Procedures—Audit Committee Review," of this Quarterly Report on Form 10-Q, a sub-committee of the Audit Committee, with the assistance of independent outside counsel, is reviewing a consulting agreement entered into in July 2025 in which certain of our executive officers may have a personal interest, together with related disclosure and compliance matters, including whether the agreement should have been disclosed as a related person transaction in our 2026 proxy statement and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The review is ongoing, and we cannot predict when it will be completed, what it will find, or what actions we may take in response.

The review and its outcome could result in adverse consequences, any of which could adversely affect our business, reputation, financial condition, results of operations and the trading price of our common stock, including:

•
we may conclude that additional or revised disclosure is required and may amend one or more previously filed reports, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and our 2026 proxy statement disclosure;
•
we may identify further deficiencies in our disclosure controls and procedures. Any failure to maintain effective controls could cause investors to lose confidence in our reported information;
•
we have incurred, and expect to continue to incur, legal, accounting and other professional expenses in connection with the review and any related matters and may also be required to indemnify, or advance expenses to, current executive officers, and those costs may not be fully covered by director and officer insurance; and
•
publicity about the review, its findings or any remedial measures that may be taken in response could harm our reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Kristina Campbell

On July 6, 2026, the Board appointed Ms. Kristina Campbell (“Ms. Campbell”) to serve as a member of the Board and chair of the audit committee. As compensation for her services on the Board, Ms. Campbell will receive an annual director fee of $250,000, to be paid on a quarterly basis. In addition, the Company granted to Ms. Campbell warrants (the “Campbell Warrants”) to purchase 207,565 shares of the Company’s common stock (the “Common Stock”) at various prices per share of Common Stock as follows: (i) 83,026 shares of Common Stock at an exercise price of $5.420 per share of Common Stock; (ii) 41,513 shares of Common Stock at an exercise price of $5.962 per share of Common Stock; (iii) 41,513 shares of Common Stock at an exercise price of $6.504 per share of Common Stock; and (iv) 41,513 shares of Common Stock at an exercise price of $7.046 per share of Common Stock. The Campbell Warrants are exercisable for a period of five years. The Campbell Warrants will vest over a period of 24 months starting six months from the Issue Date (July 6, 2026) in four equal installments (being 25% every six months), subject to Ms. Campbell (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law. On September 4, 2026, at the Company's annual meeting of shareholders, the Company’s shareholders approved the issuance of the shares of Common Stock issuable upon exercise of the Campbell Warrants. The Campbell Warrants are subject to vesting conditions. The Campbell Warrants were issued in reliance on the exemption(s) from registration set forth in Section 4(a)(2) and/or Regulation D of the Securities Act.

Howard Liszt

On July 6, 2026, as compensation for his ongoing services on the Board, the Board approved the award to Howard Liszt of warrants (the “Liszt Warrants”) to purchase 83,026 shares of Common Stock at various prices per share of Common Stock as follows: (i) 33,211 shares of Common Stock at an exercise price of $5.420 per share of Common Stock; (ii) 16,605 shares of Common Stock at an exercise price of $5.962 per share of Common Stock; (iii) 16,605 shares of Common Stock at an exercise price of $6.504 per share of Common Stock; and (iv) 16,605 shares of Common Stock at an exercise price of $7.046 per share of Common Stock. The Liszt Warrants are exercisable for a period of five years. The Liszt Warrants will vest over a period of 24 months starting six months from the Issue Date (July 6, 2026) in four equal installments (being 25% every six months), subject to Mr. Liszt (i) being a director of the Company at each respective vesting date and (ii) not having been legally and validly terminated or removed as a director pursuant to the Company’s bylaws and applicable law. The Liszt Warrants are subject to vesting conditions. On September 4, 2026, at the Company's annual meeting of shareholders, the Company’s shareholders approved the issuance of the shares of Common Stock issuable upon exercise of the Liszt Warrants. The Liszt Warrants were issued in reliance on the exemption(s) from registration set forth in Section 4(a)(2) and/or Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2026).
10.2

Warrant Agreement, dated July 6, 2026, between Sui Group Holdings Limited and Kristina Campbell (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

10.3

Warrant Agreement, dated July 6, 2026, between Sui Group Holdings Limited and Howard Liszt (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUI GROUP HOLDINGS LIMITED

Date: November 6, 2026	By:	/s/ Douglas Polinsky
DOUGLAS M. POLINSKY
Chief Executive Officer
(Principal Executive Officer)

SUI GROUP HOLDINGS LIMITED

Date: November 6, 2026	By:	/s/ Joseph Geraci
JOSEPH A. GERACI, II
Chief Financial Officer
(Principal Financial and Accounting Officer)